Form 10-Q
period 2012-06-30
GLOBUS MEDICAL INC
filed 2012-08-22
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File No. 001-35621

GLOBUS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3744954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2560 General Armistead Avenue, Audubon, PA 19403	(610) 930-1800
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $0.001 per share) as of August 8, 2012 was 90,461,035 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,577	$142,668
Accounts receivable, net of allowances of $906 and $602, respectively	49,475	46,727
Inventories	53,122	47,369
Prepaid expenses and other current assets	4,035	2,515
Income taxes receivable	3,812	3,336
Deferred income taxes	17,747	16,160
Total current assets	293,768	258,775
Property and equipment, net	55,772	52,394
Intangible assets, net	7,238	7,433
Goodwill	9,808	9,808
Other assets	718	980
Total assets	$367,304	$329,390

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,371	$5,323
Accounts payable to related party	483	1,178
Accrued expenses	19,207	21,268
Income taxes payable	764	302
Business acquisition liabilities, current	1,200	1,200
Total current liabilities	29,025	29,271
Business acquisition liabilities, net of current portion	8,333	9,089
Deferred income taxes	5,500	5,755
Other liabilities	2,758	2,799
Total liabilities	45,616	46,914
Commitments and contingencies (Note 10)
Equity:
Convertible preferred stock; $0.001 par value. Authorized, issued and outstanding 50,691 shares at June 30, 2012 and December 31, 2011	51	51
Common stock; $0.001 par value. Authorized 785,000 and 679,178 shares; issued and outstanding 72,780 and 72,529 shares at June 30, 2012 and December 31, 2011	73	73
Additional paid-in capital	109,269	106,708
Accumulated other comprehensive loss	(1,128)	(1,202)
Retained earnings	213,423	176,846
Total equity	321,688	282,476
Total liabilities and equity	$367,304	$329,390

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales	$95,977	$80,936	$190,694	$159,215
Cost of goods sold	18,379	17,269	36,770	32,168
Gross profit	77,598	63,667	153,924	127,047

Operating expenses:
Research and development	6,940	5,735	13,676	11,775
Selling, general and administrative	41,231	33,753	82,456	67,767
Provision for litigation settlements	(1,138)	370	(831)	384
Total operating expenses	47,033	39,858	95,301	79,926

Operating income	30,565	23,809	58,623	47,121
Other expense, net	(304)	(25)	(79)	(21)
Income before income taxes	30,261	23,784	58,544	47,100
Income tax provision	11,260	7,864	21,967	16,749

Net income	$19,001	$15,920	$36,577	$30,351

Earnings per share:
Basic	$0.22	$0.18	$0.41	$0.34
Diluted	$0.21	$0.18	$0.40	$0.33
Weighted average shares outstanding:
Basic	72,757	72,430	72,691	72,549
Diluted	75,657	74,652	75,458	75,102

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$19,001	$15,920	$36,577	$30,351
Other comprehensive income (loss), net of tax:
Foreign currency translation	(227)	33	74	18
Total other comprehensive income (loss)	(227)	33	74	18
Comprehensive income	$18,774	$15,953	$36,651	$30,369

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$36,577	$30,351
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,888	7,876
Provision for excess and obsolete inventories	3,700	4,041
Stock-based compensation	2,137	1,386
Allowance for doubtful accounts	315	46
Change in fair value of interest rate swap	—	113
Change in fair value of contingent consideration	(40)	152
Deferred income taxes	(1,872)	111
(Increase) decrease in:
Accounts receivable	(3,050)	21
Inventories	(9,329)	(6,092)
Prepaid expenses and other assets	(1,284)	(815)
Increase (decrease) in:
Accounts payable	1,823	(2,038)
Accounts payable to related party	(695)	512
Accrued expenses and other liabilities	(2,171)	(4,259)
Income taxes payable/receivable	(119)	(973)
Net cash provided by operating activities	34,880	30,432

Cash flows from investing activities:
Purchases of property and equipment	(11,849)	(12,049)
Acquisition of businesses	—	(7,500)
Net cash used in investing activities	(11,849)	(19,549)

Cash flows from financing activities:
Repayments of long-term debt	—	(5,253)
Payment of business acquisition liabilities	(600)	—
Net proceeds from issuance of common and preferred stock	480	361
Purchase of common stock	—	(10,000)
Excess tax benefit related to nonqualified stock options	57	24
Net cash used in financing activities	(63)	(14,868)

Effect of foreign exchange rate on cash	(59)	36

Net increase/(decrease) in cash and cash equivalents	22,909	(3,949)
Cash and cash equivalents, beginning of period	142,668	111,701
Cash and cash equivalents, end of period	$165,577	$107,752

Supplemental disclosures of cash flow information:
Interest paid	26	147
Income taxes paid	$23,422	$18,176

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc. and its subsidiaries (the “Company” or “Globus”) is a medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. Since our inception in 2003, we have launched over 100 products and offer a product portfolio addressing a broad array of spinal pathologies.
We are headquartered in Audubon, Pennsylvania and market and sell our products through our exclusive sales force in the United States, Europe, India, South Africa, Australia, South America and the Middle East. The sales force consists of direct sales representatives and distributor sales representatives employed by exclusive independent distributors.

The terms the “Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.
(b) Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”) on August 3, 2012.
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three and six month periods presented. The results of operations for any interim period are not indicative of results for the full year.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Globus and its wholly owned subsidiaries. Our consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which we are the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation.
(d) Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Significant areas that require management’s estimates include intangible assets, contingent payment liabilities, allowance for doubtful accounts, stock-based compensation, provision for excess and obsolete inventory, useful lives of assets, the outcome of litigation, and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.

(e) Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The majority of our inventories are finished goods as we mainly utilize third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a reserve for such excess inventories.

(f) Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. A significant portion of our revenue is generated from consigned inventory maintained at hospitals or with sales representatives. For these products, revenue is recognized at the time the product is used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.
(g) Reverse Stock Split and Initial Public Offering
In anticipation of our initial public offering (“IPO”), on March 13, 2012, our Board of Directors (“Board”) approved a reverse stock split of our common stock such that each two to five shares of issued common stock would be reclassified into one share of common stock, with the exact ratio within the two to five range to be subsequently determined by the Board. The stockholders approved the range of the reverse stock split on June 8, 2012. On July 9, 2012, our Board approved a ratio of one share for every 3.25 shares previously held. The reverse stock split became effective on July 31, 2012. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. See “Note 13. Subsequent Events” below for more details regarding the IPO.
(h) Recently Issued Accounting Pronouncements
Effective January 1, 2012, we adopted Financial Accounting Standards Board (“FASB”) authoritative guidance that amends previous guidance for the presentation of comprehensive income. The new standard eliminates the option to present other comprehensive income in the statement of changes in equity. Under the revised guidance, an entity has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We are providing two separate but consecutive financial statements. The new standard was required to be applied retroactively. Other than the change in presentation, the adoption of the new standard did not have an impact on our financial position or results of operations.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective January 1, 2012, we adopted FASB authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. Adoption of the amendments did not have a material impact on our financial position or results of operations.

NOTE 2. EARNINGS PER COMMON SHARE
The net earnings per share is computed using the weighted average number of common shares outstanding during each fiscal period reported as adjusted retroactively for the 3.25-to-1 reverse stock split effectuated prior to our IPO (see “Note 1(g). Reverse Stock Split and Initial Public Offering” and “Note 13. Subsequent Events”). Net income per share assuming dilution is based on the weighted average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options using the treasury stock method. For the three and six months ended June 30, 2012 and 2011, the Series E convertible preferred shares were considered participating securities and were included in the computation of earnings per share in accordance with the two-class method.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In thousands, except per share amounts)
Basic net earnings per common share:
Net income	$19,001	$15,920	$36,577	$30,351
Net income allocated to Series E shares	3,352	2,821	6,460	5,371
Net income available to common stockholders	$15,649	$13,099	$30,117	$24,980
Number of shares used for basic EPS computation	72,757	72,430	72,691	72,549
Net earnings per common share - basic	$0.22	$0.18	$0.41	$0.34

Diluted net earnings per common share:
Net income	$19,001	$15,920	$36,577	$30,351
Net income allocated to Series E shares	3,268	2,750	6,295	5,234
Net income available to common stockholders	$15,733	$13,170	$30,282	$25,117
Number of shares used for basic EPS computation	72,757	72,430	72,691	72,549
Dilutive stock options	2,900	2,222	2,767	2,553
Number of shares used for dilutive EPS computation	75,657	74,652	75,458	75,102
Net earnings per common share - dilutive	$0.21	$0.18	$0.40	$0.33

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Anti-dilutive common stock issuable upon exercise of stock options excluded from the calculation of diluted shares were as follows:

	Three Months Ended		Six Months Ended
(Shares, in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Anti-dilutive stock equivalents excluded from weighted average calculation	1,987	1,277	2,038	1,285

NOTE 3. BUSINESS ACQUISITIONS
On January 10, 2011, we entered into an asset purchase agreement with a development-stage spinal company that was accounted for as a business combination. The acquired company was privately held and focused on developing motion preservation spinal implants. It developed the ACADIA Facet Replacement System (“ACADIA”), an anatomic facet reconstruction device designed to provide patients with lumbar spinal stenosis and facet degeneration a motion preservation alternative to fusion. ACADIA is currently involved in a United States Food and Drug Administration (“FDA”) approved Investigational Device Exemption clinical study in the United States. In addition to an initial payment, we may be obligated to make an additional milestone payment within 30 days of approval by the FDA of Premarket Approval clearance concerning the ACADIA product.
On September 13, 2011, we entered into an asset purchase agreement with an exclusive sales distributor that was accounted for as a business combination. In addition to the initial purchase price, we may be obligated to make additional performance payments based upon achievement of sales targets by the distributor.
These acquisitions, which expand our product pipeline and retain key existing customer relationships, did not have a material effect on our consolidated net sales or operating income for the year ended December 31, 2011. The assets acquired and liabilities assumed as a result of the acquisitions were included in our consolidated balance sheet as of the acquisition dates. The purchase price for each of the acquisitions was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill is deductible for tax purposes over a period of 15 years.
A total of $7.5 million in the aggregate was paid for both acquisitions upon closing.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of intangible assets as of December 31, 2011 is presented below:

(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships	10	3,291	(33)	3,258
Non-compete agreements	4	112	(37)	75
Total intangible assets		$7,503	$(70)	$7,433

A summary of intangible assets as of June 30, 2012 is presented below:

(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships	10	3,291	(220)	3,071
Non-compete agreements	4	112	(45)	67
Total intangible assets		$7,503	$(265)	$7,238

NOTE 4. FAIR VALUE MEASUREMENTS
Under the accounting for fair value measurements and disclosures, fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or the liability in an orderly transaction between market participants on the measurement date. Additionally, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:
Level 1—quoted prices (unadjusted) in active markets for identical assets and liabilities;
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and
Level 3—unobservable inputs in which there is little or no market data available, which require the reporting entity use significant unobservable inputs or valuation techniques.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2011	Level 1	Level 2	Level 3
Cash equivalents	$95,603	$95,603	—	—
Contingent consideration	4,928	—	—	4,928

	Balance at
(In thousands)	June 30, 2012	Level 1	Level 2	Level 3
Cash equivalents	$97,072	$97,072	—	—
Contingent consideration	4,888	—	—	4,888

Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within operating expenses in the consolidated statement of income.

NOTE 5. ACCRUED EXPENSES

(In thousands)	June 30, 2012	December 31, 2011
Compensation and other employee-related costs	$12,107	$13,145
Royalties	1,722	1,497
Legal and other settlements and expenses	1,587	2,776
Other	3,791	3,850
Total accrued expenses	$19,207	$21,268

NOTE 6. DEBT
(a) Mortgage Loan
In 2007, we entered into a four-year mortgage loan payable with a bank associated with our corporate headquarters in Audubon, Pennsylvania. The mortgage was paid in full with a final balloon payment of $5.1 million in May 2011.
(b) Line of Credit
In May 2011, and as amended in March 2012, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility has been extended to May 2014. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one or three month period equal to LIBOR plus 0.75%. The credit agreement

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2012, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

NOTE 7. EQUITY
Prior to June 21, 2012, of the authorized number of shares of common stock, we had 360,000,000 designated as Class A common stock (“Class A Common”), 309,178,636 designated as Class B common stock (“Class B Common”) and 10,000,000 designated as Class C common stock (“Class C Common”). On June 21, 2012, we executed an Amended and Restated Certificate of Incorporation, and as a result, amended the number of authorized shares. As of the amendment date, of the authorized number of shares of common stock, we had 500,000,000 designated as Class A Common, 275,000,000 designated as Class B Common and 10,000,000 designated as Class C Common.
The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. The holders of Class A Common and Class B Common vote together as one class of common stock. The Class C Common is nonvoting. Except for the voting rights, the Class A Common, Class B Common and Class C Common have the same rights and privileges.
Our issued and outstanding shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
December 31, 2011	7,452,748	65,017,414	58,407	72,528,569
June 30, 2012	8,231,796	64,475,052	73,554	72,780,402

In 2011, we repurchased 1,233,397 shares of our outstanding common stock from existing stockholders. There were no repurchases during the three month period ending June 30, 2011 nor during the six month period ending June 30, 2012.
In connection with a business acquisition, we entered into a put agreement with an existing stockholder (the “Put Agreement”). Pursuant to the Put Agreement, the stockholder has the right and option to cause us to repurchase up to 25% of the stockholders’ shares on the last business day of September in each of 2014, 2015, 2016 and 2017. The put purchase price will be determined based upon our trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”).
We had the following amounts recorded related to the put option in business acquisition liabilities on our balance sheet:

(In thousands, except share amounts)	June 30, 2012	December 31, 2011
Shares of common stock subject to the Put Agreement	2,092,811	2,092,811
Value of the put option	$217	$455

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The put option was cancelable and may not be exercised any time after the earliest to occur of (i) the closing of an IPO, (ii) the date on which we enter into an agreement for a sale of the Company, as defined, and (iii) a breach event, as defined in the Put Agreement.
Subsequent to June 30, 2012 we completed our IPO, and therefore cancelled the put option at that time.
NOTE 8. STOCK-BASED COMPENSATION
We have three Stock Plans (the “Plans”), the purpose of which is to provide incentive to employees, directors, and consultants of the Company. We have reserved an aggregate of 2,769,230 shares of Class A Common, 4,153,846 shares of Class B Common, and 2,988,297 shares of Class C Common pursuant to our Amended and Restated 2003 Stock Plan (the “2003 Plan”) and our 2008 Stock Plan (the “2008 Plan”). The Plans are administered by the Board. The number, type of option, exercise price, and vesting terms are determined by the Board in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
The Board approved the 2012 Equity Incentive Plan (the “2012 Plan”) in March 2012, and our stockholders subsequently approved the 2012 Plan in June 2012. Under the terms of the 2012 Plan, the aggregate number of shares of Class A Common that may be issued subject to options and other awards is equal to the sum of (1) 3,076,923 shares, (2) any shares available for issuance under the 2008 Plan as of March 13, 2012, (3) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (4) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by the Board. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2012 Plan is limited to 10,769,230 shares. The shares of Class A Common covered by the 2012 Plan are authorized but unissued shares, treasury shares or common stock purchased on the open market.
As of June 30, 2012, there were 3,820,534 shares of common stock available for future grants under the Plans.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average grant date per share fair value*	$5.48	$5.40	$5.96	$5.49
_____________________

*
On April 26, 2012, the Board granted 204,615 options to employees. The exercise price and fair value per share of the April 26, 2012 grant is equal to the August 3, 2012 public offering price of $12.00. As the exercise price was unknown as of June 30, 2012, the April 26, 2012 grant was not considered a grant for accounting purposes and no related expense was recorded for the three and six month periods ended June 30, 2012, respectively.

Stock option activity during the six months ended June 30, 2012 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2011	6,454	$5.14
Granted	410	10.34
Exercised	(252)	2.38
Forfeited	(156)	9.61
Outstanding at June 30, 2012	6,456	$5.43	5.9	$56,016
Exercisable at June 30, 2012	4,760	$3.70	4.8	$49,535

See our prospectus filed August 3, 2012 for valuations used to determine intrinsic value prior to February 2, 2012. Subsequent to the February 2012 and March 2012 stock option grants, the Company reassessed the fair value of its common stock on those dates of grant, by updating the assumptions and facts considered in the October 2011 valuation report to take into account its actual results, market conditions, comparable company results, and the timing of the Company’s anticipated IPO. On July 2, 2012, the Company determined that the fair value as of the February 2, 2012 grant was $12.06 and that the fair value as of the March 28, 2012 grant was $14.10, rather than $10.34 as originally determined. The impact on net income for the three months ended March 31, 2012 and June 30, 2012 was not material.

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Compensation expense related to stock options	$1,026	$584	$2,137	$1,386
Intrinsic value of stock options exercised	656	249	2,386	444

As of June 30, 2012, there was $7.8 million of unrecognized compensation expense related to unvested employee stock options that is expected to vest over a weighted average period of three years.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9. INCOME TAXES

In computing our income tax provision we make certain estimates and management judgments, such as estimated annual taxable income or loss, annual effective tax rate, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. Our estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. Should facts and circumstances change during a quarter causing a material change to the estimated effective income tax rate, a cumulative adjustment is recorded.

For the six month periods ended June 30, 2012 and June 30, 2011, our effective income tax rates were 37.5% and 35.6%, respectively. The effective rate for the six months ended June 30, 2011 was favorably affected by the reversal of a $0.9 million tax provision related to FASB Interpretation No. 48 (“FIN 48”) reserve resulting from the completion of IRS examinations with respect to the 2005 through 2008 tax years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are involved in a number of proceedings, legal actions, and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Compliance-Civil Monetary Penalties Proceeding-NUBONE

In February 2012, we and David Paul, our Chairman and Chief Executive Officer (“CEO”), reached a settlement with the FDA to resolve an administrative complaint alleging Food, Drug and Cosmetic Act violations regarding the marketing of our product, NUBONE. We voluntarily discontinued the manufacturing and sale of NUBONE in 2010 despite a history of safe use. The settlement did not constitute an admission of liability or fault by either us or Mr. Paul.

A settlement agreement of $1.0 million was finalized and paid in February 2012. The full settlement amount was accrued (and included in the provision for litigation settlements on the income statement) as of December 31, 2011.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Patent Infringement Litigation-PIVOT & Non-PIVOT Systems

Warsaw Orthopedic, Inc. had filed suit (the original complaint was filed in September 2006) against us in the United States District Court for the Eastern District of Pennsylvania alleging, among other matters, that we are willfully infringing the claims of nine patents (the “Competitor Patents”) in connection with our manufacture, sale, and use of certain products, including the PIVOT MIS System. The competitor sought damages and injunctive relief against any Globus product held to infringe on one or more Competitor Patents.

A jury trial began in September 2008 on the claims regarding the PIVOT MIS System with the remainder of the claims being settled shortly thereafter. The jury found that the PIVOT MIS System infringed certain Competitor Patents. On July 16, 2009, the court awarded damages to the competitor in the amount of $2.8 million, but denied the competitor’s claim for injunctive relief. Both parties appealed the court’s ruling.  The competitor voluntarily dismissed its appeal. The appeal was decided on January 26, 2011 with a finding that certain claims of the Competitor Patents are invalid and certain claims are valid. As result of the appeals court ruling, the damages awarded by the trial court stand.  After the appeal ruling, the parties stipulated to conclude the litigation.

As of December 31, 2010, we had accrued $3.0 million based on the trial court damages award for the PIVOT matters and for ongoing royalty payments in 2011. In June 2011, we paid $3.0 million, including post-judgment interest.

N-Spine and Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we willfully infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter is in its early stages and was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we have appealed the examiner’s decision.
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we willfully infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION, INDEPENDENCE and INTERCONTINENTAL products. Synthes seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter is in its early stages and its outcome is uncertain.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

L5 Litigation
In December 2009, we filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against our former exclusive independent distributor L5 Surgical, LLC and its principals, seeking an injunction and declaratory judgment concerning certain restrictive covenants made to L5 by its sales representatives. L5 brought counterclaims against us alleging tortious interference, unfair competition and conspiracy. The injunction phase was resolved in September 2010, and the parties’ underlying damages claims are pending. We intend to defend our rights vigorously. This matter is currently in discovery and its outcome is uncertain.
NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we willfully infringe one or more claims of three patents by making, using, offering for sale or selling our MARS 3V, TRANSCONTINENTAL, INTERCONTINENTAL, and CALIBER-L products. NuVasive seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter is currently near the end of the discovery stage. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the U.S. Patent and Trademark Office, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of one of the patents asserted by NuVasive, and we are in the process of appealing the examiner’s decision. The outcome of this matter is uncertain.
NuVasive Employee Litigation
In the past two years, we hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with their contract with employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. We intend to defend our rights vigorously. This matter is in its very early stages and its outcome is uncertain.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER product. We intend to defend our rights vigorously. This matter is in its very early stages and the outcome is uncertain.
In addition, we are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11. RELATED-PARTY TRANSACTIONS
Since 2005, we have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions and was consolidated by us through December 29, 2009. We have purchased the following amounts of products and services from the supplier:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Purchases from related-party supplier	$3,960	$4,686	$8,524	$8,910

As of June 30, 2012 and December 31, 2011, we had $0.5 million and $1.2 million of accounts payable due to the supplier.

Certain members of our senior management, including our CEO, President and Chief Operating Officer and Vice President of Operations, or their spouses, are stockholders of this third-party manufacturer. In addition, until March 2009, our CEO served as the President and CEO and as a director of the manufacturer, and our Vice President of Operations served as the Secretary and Treasurer and as a director of the manufacturer. Since February 2010, our CEO’s wife and our Vice President of Operation’s wife have served and continue to serve as directors of the manufacturer.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We globally manage the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. Segmentation of operating income and identifiable assets is not applicable since our sales outside the United States are export sales, and we do not have significant operating assets outside the United States.

The following table represents total sales by geographic area, based on the location of the customer.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
United States	$88,579	$75,581	$176,570	$150,581
International	7,398	5,355	14,124	8,634
Total sales	$95,977	$80,936	$190,694	$159,215

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Innovative Fusion	$61,233	$55,758	$122,721	$111,973
Disruptive Technology	34,744	25,178	67,973	47,242
Total sales	$95,977	$80,936	$190,694	$159,215

NOTE 13: SUBSEQUENT EVENTS
Initial Public Offering
In August 2012, we completed our IPO. We sold 2,083,333 shares of our Class A Common while selling stockholders sold 7,500,000 shares of our Class A Common (inclusive of 1,250,000 shares from the full exercise of the overallotment option of shares granted to the underwriters) at an offering price of $12.00 per share.
We recognized gross proceeds of $25 million and we did not receive any proceeds from the sales of shares by the selling stockholders. Our net proceeds received after underwriting fees and offering expenses were $21.3 million. We intend to use the net proceeds received by us from the IPO for working capital and general corporate purposes, including further expansion of our sales and marketing efforts and continued investments in research and development; however we do not have any specific uses of the net proceeds planned.
All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split which became effective July 31, 2012.
Immediately prior to the closing of our IPO, we effectuated the following conversion:

•	the automatic conversion of all shares of our Series E preferred stock to 15,597,300 shares of our Class B Common;

•
the subsequent automatic conversion of 49,655,411 shares of our Class B Common (which reflects all such shares of Class B Common held by those who owned less than 10% of the aggregate number of all outstanding shares of our common stock) to 49,655,411 shares of our Class A Common;

•	the automatic conversion of all shares of our Class C Common to 73,544 shares of our Class A Common; and

•	the automatic conversion of 3,039,385 shares of Class B Common to 3,039,385 shares of Class A Common upon their sale by the selling stockholders.
Although the number of outstanding shares of our Series E preferred stock did not change due to the reverse stock split, the rate at which shares of our Series E preferred stock converted into shares of Class B Common decreased proportionally to the reverse stock split ratio. The reverse stock split did not affect the number of shares of capital stock we are authorized to issue. As a result of the reverse stock split, the number of unreserved and issuable shares of authorized common stock increased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following quarterly or year-to-date discussions are unaudited.

Overview
We are a medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing products that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 100 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
We sell implants and related disposables to our customers, primarily hospitals, for use by surgeons to treat spine disorders. All of our products fall into one of two categories: innovative fusion or disruptive technologies. Spinal fusion is a surgical procedure to correct problems with the individual vertebrae, the interlocking bones making up the spine, by preventing movement of the affected bones. Our innovative fusion products are used in cervical, thoracolumbar, sacral, and interbody/corpectomy fusion procedures to treat degenerative, deformity, tumor, and trauma conditions.
We define disruptive technologies as those that represent a significant shift in the treatment of spine disorders by allowing for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care. Our current portfolio of approved and pipeline products includes a variety of disruptive technology products, which we believe offer material improvements to fusion procedures, such as minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products, and advanced biomaterials technologies, as well as interventional pain management solutions, including treatments for vertebral compression fractures.
To date, the primary market for our products has been the United States, where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by our exclusive independent distributors, who distribute our products on our behalf for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives by the end of 2012. As of June 30, 2012, we had also hired additional sales representatives to market and sell our current and planned interventional pain management products, including our existing AFFIRM kyphoplasty product, which we market under the trade name Algea Therapies. We also believe there is a significant opportunity to strengthen our position by increasing the size of this separate sales force and intend to recruit additional sales representatives strategically to grow that business.

During the six months ended June 30, 2012, our international sales accounted for approximately 7% of our total sales. Our international distributors purchase our products directly from us and independently sell them. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the expansion of our direct and distributor sales forces and the commercialization of additional products.
Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Innovative Fusion	$61,233	$55,758	$5,475	9.8%
Disruptive Technology	34,744	25,178	9,566	38.0%
Total sales	$95,977	$80,936	$15,041	18.6%
The increase in total sales was attributable primarily to an increase in sales of our disruptive technology products, led by new products launched in 2011, including CALIBER (an expandable lumbar fusion device), CALIBER-L (an expandable lateral lumbar interbody fusion device), SP-FIX (a spinous process fixation device), and INTERCONTINENTAL (a next-generation system in minimally invasive lateral fixation). Innovative fusion sales increased due to strong sales of REVERE (a pedicle screw and rod system), ELLIPSE (a posterior occipital cervical thoracic system) and FORTIFY (an expandable corpectomy device) which includes the growth of innovative fusion sales in international markets, partially offset by a decrease in sales of products that have been replaced by next-generation products.

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
United States	$88,579	$75,581	$12,998	17.2%
International	7,398	5,355	2,043	38.2%
Total sales	$95,977	$80,936	$15,041	18.6%
Sales growth in the United States was due primarily to increased sales of our disruptive technology products and increased market penetration in new and existing territories. We believe there is significant opportunity to strengthen our position in existing markets and in new sales territories by increasing the size of our U.S. sales force.
The increase in international sales was attributable to increased market penetration in both new and existing territories. We increased our international presence by selling in countries in the three months ended June 30, 2012 in which we had no sales in the three months ended June 30, 2011. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.

Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Cost of goods sold	$18,379	$17,269	$1,110	6.4%
Percentage of sales	19.1%	21.3%
The increase in cost of goods sold was due to $2.1 million of increased sales volume, which was offset by a $1.0 million decrease in inventory reserves, write-offs and other costs.

Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Research and development	$6,940	$5,735	$1,205	21.0%
Percentage of sales	7.2%	7.1%

The increase in research and development expenses was due to an increase of $0.5 million in employee compensation including taxes, benefits and stock compensation and an increase of $0.7 million in supplies, outside services and other costs.

Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Selling, general and administrative	$41,231	$33,753	$7,478	22.2%
Percentage of sales	43.0%	41.7%

The increase in selling, general and administrative expenses was due primarily to an increase of $5.5 million in compensation costs in the United States to support increased sales volume and company growth, including hiring of additional sales representatives, inclusive of our Algea Therapies sales representatives, and general administrative personnel; an increase of $1.2 million to support international sales growth and expansion into new international territories; and an increase of $0.7 million in U.S. sales and marketing expenses including travel and entertainment, training and other costs.

Provision for Litigation Settlements

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Provision for litigation settlements	$(1,138)	$370	$(1,508)	(407.6)%
Percentage of sales	(1.2)%	0.5%

The decrease in provision for litigation settlements of $1.5 million was due primarily to the favorable settlement of a lawsuit during the quarter.

Other Expense

Other expense of $0.3 million in the three months ended June 30, 2012 was attributable primarily to a loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Income tax provision	$11,260	$7,864	$3,396	43.2%
Effective income tax rate	37.2%	33.1%

The increase was primarily due to a $6.5 million increase in taxable income as a result of increased operating profits. The effective rate for the three months ended June 30, 2011 was favorably affected by the reversal of a $0.9 million tax provision related to a Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) reserve resulting from the completion of IRS examinations with respect to the 2005 through 2008 tax years.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Sales

The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Innovative Fusion	$122,721	$111,973	$10,748	9.6%
Disruptive Technology	67,973	47,242	20,731	43.9%
Total sales	$190,694	$159,215	$31,479	19.8%

The increase in total sales was attributable primarily to an increase in sales of our disruptive technology products, led by new products launched in 2011, including CALIBER (an expandable lumbar fusion device), CALIBER-L (an expandable lateral lumbar interbody fusion device), SP-FIX (a spinous process fixation device), and INTERCONTINENTAL (a next-generation system in minimally invasive lateral fixation). Innovative fusion sales increased due to strong sales of REVERE (a pedicle screw and rod system), ELLIPSE (a posterior occipital cervical thoracic system) and FORTIFY (an expandable corpectomy device) which includes the growth of innovative fusion sales in international markets, partially offset by a decrease in sales of products that have been replaced by next-generation products.

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
United States	$176,570	$150,581	$25,989	17.3%
International	14,124	8,634	5,490	63.6%
Total sales	$190,694	$159,215	$31,479	19.8%

Sales growth in the United States was due primarily to increased sales of our disruptive technology products and increased market penetration in existing territories. We believe there is significant opportunity to strengthen our position in new and existing markets and in new sales territories by increasing the size of our U.S. sales force.

The increase in international sales was attributable to increased market penetration in existing territories and the addition of new sales territories, as we increased our international presence by selling in countries in the six months ended June 30, 2012 in which we had no sales in the six months ended June 30, 2011. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.
Cost of Goods Sold

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Cost of goods sold	$36,770	$32,168	$4,602	14.3%
Percentage of sales	19.3%	20.2%

The increase in cost of goods sold was due primarily to $4.2 million of increased sales volume, an increase of $0.8 million in depreciation of surgical instruments and cases, offset by a $0.4 million decrease in inventory reserves and other costs.
Research and Development Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Research and development	$13,676	$11,775	$1,901	16.1%
Percentage of sales	7.2%	7.4%

The increase in research and development expenses was due primarily to an increase of $1.2 million in employee compensation including taxes, benefits and stock compensation and an increase of $1.1 million in supplies and outside services, partially offset by a decrease of $0.4 million in clinical trial and other costs.
Selling, General and Administrative Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Selling, general and administrative	$82,456	$67,767	$14,689	21.7%
Percentage of sales	43.2%	42.6%

The increase in selling, general and administrative expenses was due primarily to an increase of $9.5 million in compensation costs in the United States to support increased sales volume and company growth, including hiring of additional sales representatives, inclusive of our Algea Therapies sales representatives, and general administrative personnel; an increase of $2.8 million to support international sales growth and expansion into new international territories; an increase of $1.4 million in U.S. sales and marketing expenses including travel and entertainment, training and other costs; and an increase of $1.0 million in legal and consulting fees, outside services and other related support costs.

Provision for Litigation Settlements

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Provision for litigation settlements	$(831)	$384	$(1,215)	(316.4)%
Percentage of sales	(0.4)%	0.2%

The decrease in provision for litigation settlements of $1.2 million was due primarily to the favorable settlement of a lawsuit during the six months ended June 30, 2012.

Other Expense

Other expense of $0.1 million in the six months ended June 30, 2012 was attributable primarily to a loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.

Income Tax Provision

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$	%
Income tax provision	$21,967	$16,749	$5,218	31.2%
Effective income tax rate	37.5%	35.6%

The increase was due primarily to a $11.4 million increase in taxable income as a result of increased operating profits. The effective rate for the six months ended June 30, 2011 was favorably affected by the reversal of a $0.9 million tax provision related to a FIN 48 reserve resulting from the completion of IRS examinations with respect to the 2005 through 2008 tax years.

Non-GAAP Financial Measures

Adjusted EBITDA represents net income before interest (income)/expense, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration in connection with business acquisitions and provision for litigation settlements. This financial measure is not calculated in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) within the meaning of Item 10 of Regulation S-K. We present Adjusted EBITDA because we believe it is a useful indicator of our operating performance. Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure (primarily interest expense), asset base (primarily depreciation and amortization) and items outside the control of our management (primarily income taxes and interest income and expense). Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

Adjusted EBITDA should not be considered in isolation or as a substitute for a measure of our liquidity or operating performance prepared in accordance with U.S. GAAP, and is not indicative of net income (loss) from operations as determined under U.S. GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations that should be considered before using these measures to evaluate our liquidity or financial performance. Adjusted EBITDA does not include certain expenses that may be necessary to review our operating results and liquidity requirements. Our definition and calculation of Adjusted EBITDA may differ from that of other companies.
The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income	$19,001	$15,920	$36,577	$30,351
Interest (income)/expense, net	(53)	75	(62)	57
Provision for income taxes	11,260	7,864	21,967	16,749
Depreciation and amortization	4,507	4,054	8,888	7,876
EBITDA	34,715	27,913	67,370	55,033
Stock-based compensation	1,026	585	2,137	1,386
Provision for legal settlements	(1,138)	370	(831)	384
Change in fair value of contingent consideration	62	152	(40)	152
Adjusted EBITDA	$34,665	$29,020	$68,636	$56,955
Adjusted EBITDA as a percentage of sales	36.1%	35.9%	36.0%	35.8%

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$165,577	$142,668
Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$264,743	$229,504

In addition to our existing cash balance, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of June 30, 2012. We believe these sources, along with the net proceeds from our initial public offering, will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business. We expect to continue to make investments in surgical sets as we launch new products, increase the sizes of our U.S. and Algea Therapies sales forces, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, and cost increases and slower product development cycles resulting from a changing regulatory environment. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		Change
(In thousands)	June 30, 2012	June 30, 2011	$
Net cash provided by operating activities	$34,880	$30,432	$4,448
Net cash used in investing activities	(11,849)	(19,549)	7,700
Net cash used in financing activities	(63)	(14,868)	14,805
Effect of foreign exchange rate changes on cash	(59)	36	(95)
Increase/(decrease) in cash and cash equivalents	$22,909	$(3,949)	$26,858

Cash Provided by Operating Activities

The increase in net cash provided by operating activities was attributable primarily to a $6.2 million increase in net income, a $3.9 million increase in the change in accounts payable and a $2.1 million increase in the change in accrued expenses and other liabilities, partially offset by a $3.2 million increase in the change in inventories and a $3.1 million increase in the change in accounts receivable.
Cash Used in Investing Activities
The decrease in net cash used in investing activities was attributable to $7.5 million of cash payments in connection with acquisitions in 2011 along with a slight decrease in purchases of property and equipment in the current year compared to the prior year period.
Cash Used in Financing Activities
Net cash used in financing activities decreased $14.8 million, attributable primarily to $10.0 million paid to repurchase common stock and the repayment of our long term debt in 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Seasonality and Backlog
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and winter holiday periods during which we have experienced fewer spine surgeries taking place. Our sales generally consist of products that are in stock with us or maintained at hospitals or with our sales representatives. Accordingly, we do not have a backlog of sales orders.

Related-Party Transactions

For a description of our related-party transactions, see “Item 1. Financial Statements; Notes to Condensed Financial Statements; Note 11. Related-Party Transactions” above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2012, we adopted FASB authoritative guidance that amends previous guidance for the presentation of comprehensive income. The new standard eliminates the option to present other comprehensive income in the statement of changes in equity. Under the revised guidance, an entity has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We are providing two separate but consecutive financial statements. The new standard was required to be applied retroactively. Other than the change in presentation, the adoption of the new standard did not have an impact on our financial position or results of operations.
Effective January 1, 2012, we adopted FASB authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. Adoption of the amendments did not have a material impact on our financial position or results of operations.

Section 107 of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.
Interest Rate Risk
We are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at a floating rate based on LIBOR plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks.
Foreign Exchange Risk Management
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. We bill most direct sales outside of the United States in local currencies. We expect that the percentage of our sales denominated in foreign currencies will increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We believe that the risk of a significant impact on our operating income from foreign currency fluctuations is minimal. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. For example, these inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in a number of legal proceedings, suits and claims.  These matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I, Item 1. Notes to Consolidated Financial Statements, Note 10. Commitment and Contingencies” above.

In addition, we are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully read and consider the risks described below, together with all of the other information set forth in this Quarterly Report on Form 10-Q. Our business, results of operations, financial condition, cash flows and the trading price of our Class A common stock could be materially and adversely harmed by any of the following risks. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.
Risks Related to Our Business and Our Industry
To be commercially successful, we must convince spine surgeons that our innovative fusion products are an attractive alternative to our competitors’ products and that our disruptive technologies are an attractive alternative to existing surgical treatments of spine disorders.
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. In order for us to sell our innovative fusion products, we must convince spine surgeons that they are attractive alternatives to competing products for use in spine fusion procedures. Acceptance of our innovative fusion products depends on educating spine surgeons as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our innovative fusion products as compared to our competitors’ products and on training spine surgeons in the proper application of our innovative fusion products. If we are not successful in convincing spine surgeons of the merit of our innovative fusion products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or profitability. For example, REVERE 5.5 Titanium Degen System represented 21% of our sales and COALITION represented an additional 11% of our sales for the year ended December 31, 2011. In addition, REVERE 5.5 Titanium Degen System, COALITION, and CALIBER represented 20%, 11% and 10%, respectively, of our sales for the six months ended June 30, 2012. Sales of those products represented a significant portion of our overall sales. As a result, continued market acceptance of those products is critical to our continued success. If the volume of sales of these products declines, our business, financial position and results of operations could be materially and adversely affected.
Furthermore, we believe spine surgeons will not widely adopt our disruptive technology products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that minimally invasive surgical (“MIS”) techniques and our motion preservation and advanced biomaterials technologies provide benefits or are an attractive alternative to conventional treatments of spine disorders and incorporate improved technologies that permit novel surgical procedures. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

•	lack of experience with MIS or our motion preservation or advanced biomaterials technologies;

•	lack or perceived lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited or lack of availability of coverage and reimbursement within healthcare payment systems;

•	costs associated with the purchase of new products and equipment; and

•	the time commitment that may be required for training.

We have also recently implemented plans to begin selling our existing and planned interventional pain management products, including our existing AFFIRM kyphoplasty product. We have no experience selling these types of products and selling to certain physician specialists who use them. If we are unable to market these products to physicians successfully, we will not achieve expected sales, and our financial condition and results of operation may be adversely affected.
In addition, we believe recommendations and support of our products by influential spine surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or long-term data does not show the benefits of using our products, surgeons may not use our products. In such circumstances, we may not achieve expected sales and may be unable to maintain profitability.
Pricing pressure from our competitors and changes in third-party coverage and reimbursement may impact our ability to sell our products at prices necessary to support our current business strategies.
The spine market has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pricing pressure. As a result of this increased competition, we believe there will be increased pricing pressure in the future. Because the hospital and other healthcare provider customers that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used, including the cost of the purchase of our products, changes in the amount such payors are willing to reimburse our customers for procedures using our products could create pricing pressure for us. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.
Additionally, even if our customers are currently able to obtain coverage and reimbursement for procedures using our products, adverse changes in payors’ coverage and reimbursement policies that affect our products would harm our ability to market and sell our products. For example, between January and October 2011, certain insurers, such as Cigna, Blue Cross Blue Shield of North Carolina and First Coast (the administrator of Medicare in Florida) changed their coverage policies such that they will no longer cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel degenerative disc disease or initial primary laminectomy/discectomy for nerve root decompression or spinal stenosis without documented spondylolisthesis. Although these coverage policy changes have not had a material impact on our business, patients covered by these insurers, or other insurers who make similar coverage decisions in the future, may be unwilling or unable to afford to have lumbar fusion surgeries to treat these conditions, which could materially harm or limit our ability to sell our products designed for lumbar fusion procedures. Our business would be negatively impacted if the trend by third-party payors continues to reduce coverage of and/or reimbursement for procedures using our products.
Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors in the future. We cannot be certain that under current and future payment systems, in which healthcare providers may be reimbursed a set amount based on the type of procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our products will be justified and incorporated into the overall cost of the procedure.
As we expand into international markets, we will face similar risks relating to adverse changes in coverage and reimbursement procedures and policies in those markets. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international coverage and reimbursement approval, or any adverse changes in coverage and the reimbursement policies of foreign third-party payors, could negatively affect our ability to sell our products.

If our hospital and other healthcare provider customers are unable to obtain adequate coverage and reimbursement for their purchases of our products, it is unlikely that our products will gain widespread acceptance.
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals and other healthcare providers that purchase medical devices such as the ones that we manufacture for treatment of their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, including the cost to purchase the product. Our customers’ access to adequate coverage and reimbursement for the procedures performed with our products by government and private insurance plans is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Many private payors use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services (“CMS”) which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level.
To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. We may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.
If we are unable to maintain and expand our network of direct sales representatives and independent distributors, we may not be able to generate anticipated sales.
Because we were formed in 2003, we have limited experience marketing and selling our products. Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent distributors. We expect our direct sales representatives and independent distributors to develop long-lasting relationships with the surgeons they serve. If our direct sales representatives or independent distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. If any of our direct sales representatives were to leave us, or if any of our independent distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent distributors account for a significant portion of our sales volume, and if any such independent distributor were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our direct sales representatives, which may not prevent our sales from being adversely affected. If a direct sales representative or independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified independent distributors or to hire additional direct sales representatives to work with us. We may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or independent distributors would prevent us from expanding our business and generating sales.
As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives and independent distributors with significant technical knowledge in various areas, such as spinal care practices, spine injuries and disease and spinal health. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales.
If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition.
We operate in a very competitive business environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not grow.
Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. The spine industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors, and are safer, less invasive and more effective than alternatives available for similar purposes. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.
We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive, which together represent a significant portion of the spine market. We also compete with smaller spine market participants such as Alphatec Spine, Orthofix International, and Zimmer. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.

Many of our larger competitors enjoy several competitive advantages over us, including:

•	greater financial, human and other resources for product research and development, sales and marketing and litigation;

•	significantly greater name recognition;

•	established relationships with spine surgeons, hospitals and other healthcare providers;

•	large and established sales and marketing and distribution networks;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining regulatory clearances or approvals for products and product enhancements;

•	more expansive portfolios of intellectual property rights; and

•	greater ability to cross-sell their products or to incentivize hospitals or surgeons to use their products.

The spine industry is becoming increasingly crowded with new participants. Many of these new competitors specialize in a specific product or focus on a particular market segment, making it more difficult for us to increase our overall market position. The frequent introduction by competitors of products that are or claim to be superior to our products or that are alternatives to our existing or planned products may also create market confusion that may make it difficult to differentiate the benefits of our products over competing products. In addition, the entry of multiple new products and competitors may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the spine market generally.
As a result, without the timely introduction of new products and enhancements, our products may become obsolete over time. If we are unable to develop innovative new products, maintain competitive pricing and offer products that spine surgeons perceive to be as reliable as those of our competitors, our sales or margins could decrease, thereby harming our business.
We are dependent on a limited number of third-party suppliers for most of our products and components, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.
We rely on third-party suppliers to supply substantially all of our products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our anticipated growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials and components. Suppliers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance, especially with products such as allograft, which is processed human tissue. Our supplier agreements set forth terms, such as quality and delivery requirements, by which we would purchase products from the supplier if the supplier were to accept a purchase order from us. Under our supplier agreements, however, we generally have no obligation to buy any given quantity of products, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of products. As a result, we may face difficulties in obtaining acceptance for our purchase orders, which could impair our ability to purchase adequate quantities of our products. If we are unable to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.
We generally use a small number of suppliers for each of our products. Our dependence on such a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of manufactured products in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of supply. Because of the nature of our internal quality control requirements, regulatory requirements and the custom and proprietary nature of the parts, we cannot quickly engage additional or replacement suppliers for many of our critical components. Failure of any of our third-party suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments to our customers and could have a material adverse effect on our business. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, the competent authorities or notified bodies of the Member States of the European Economic Area, (“EEA,” which is composed of the 27 Member States of the European Union (“EU”), plus Norway, Iceland, and Liechtenstein), or other foreign regulatory authorities, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate sales.
If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.
Our business strategy was formed based on assumptions about the spine market that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, increasingly active lifestyles, improving fusion technologies and increasing acceptance of disruptive technologies leading to earlier interventions, will help drive growth in the spine market and our business, but these demographics and trends are uncertain. Actual demand for our products could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternative treatments to those offered by our products gain widespread acceptance.
We may not be able to successfully implement our business strategy. To implement our business strategy we need to, among other things, develop and introduce new spine surgery products, find new applications for and improve our existing products, obtain regulatory clearance or approval for new products and applications and educate spine surgeons about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by spine surgeons. Our strategy of focusing exclusively on the spine market may limit our ability to grow. In addition, we are seeking to increase our sales and, in order to do so, will need to commercialize additional products and expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different foreign and domestic regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

The proliferation of physician-owned distributorships could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
Physician-owned distributorships (“PODs”) are medical device distributors that are owned, directly or indirectly, by physicians. These physicians derive a proportion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients at hospitals that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical devices.
We do not sell or distribute any of our products through PODs. The number of PODs in the spine industry may continue to grow as economic pressures increase throughout the industry, hospitals, insurers and physicians search for ways to reduce costs, and, in the case of the physicians, search for ways to increase their incomes. These companies and the physicians who own, or partially own, them have significant market knowledge and access to the surgeons who use our products and the hospitals that purchase our products and growth in this area may reduce our ability to compete effectively for business from surgeons who own such distributorships.
We have a limited operating history and may face difficulties encountered by early stage companies in new and rapidly evolving markets.
We were formed in 2003. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our ability to:

•	manage rapidly changing and expanding operations;

•	establish and increase awareness of our brand and strengthen customer loyalty;

•	grow our direct sales force and increase the number of our independent distributors to expand sales of our products in the United States and in targeted international markets;

•	implement and successfully execute our business and marketing strategy;

•	respond effectively to competitive pressures and developments;

•	continue to develop and enhance our products and product candidates;

•	obtain regulatory clearance or approval to commercialize new products and enhance our existing products;

•	expand our presence and commence operations in international markets;

•	perform clinical research and trials on our existing products and current and future product candidates; and

•	attract, retain and motivate qualified personnel.

We can also be negatively affected by general economic conditions. Because of our limited operating history, we may not have insight into trends that could emerge and negatively affect our business. As a result of these or other risks, our business strategy might not be successful.
Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel.
We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our Chief Executive Officer, David C. Paul. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Though members of our sales force generally enter into noncompetition agreements that restrict their ability to compete with us, most of the members of our executive management team are not subject to such agreements. Accordingly, the adverse effect resulting from the loss of certain executives could be compounded by our inability to prevent them from competing with us.
The safety and efficacy of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe and effective than initially thought.
The products we currently market in the United States have either received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”) or are exempt from pre-market review. The FDA’s 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside the United States. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.
If we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.
In order to increase our market share in the spine market, we must enhance and broaden our product offerings in response to changing customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain regulatory approval or clearance for or market new products, and our future products might not be accepted by the surgeons or the third-party payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;

•	demonstrate the safety and efficacy of new products; and

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements.

If we do not develop and obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
If we fail to properly manage our anticipated growth, our business could suffer.
Our rapid growth has placed, and will continue to place, a significant strain on our management and on our operational and financial resources and systems. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could materially adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to carefully monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
Our results of operations could suffer if we are unable to manage our planned international expansion effectively.
Expansion into international markets is an element of our business strategy and involves risk. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.
In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic or social instability. Our international operations expose us and our independent distributors to risks inherent in operating in foreign jurisdictions, including:

•	exposure to different legal and regulatory standards;

•	lack of stringent protection of intellectual property;

•	obstacles to obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws;

•	potentially adverse tax consequences and the complexities of foreign value-added tax systems;

•	adverse changes in tariffs and trade restrictions;

•	limitations on the repatriation of earnings;

•	difficulties in staffing and managing foreign operations;

•	transportation delays and difficulties of managing international distribution channels;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	increased financing costs; and

•	political, social and economic instability and increased security concerns.

These risks may limit or disrupt our expansion, restrict the movement of funds or result in the deprivation of contractual rights or the taking of property by nationalization or expropriation without fair compensation.
Our goal of succeeding as an international company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries in which we do business. Failure to manage these and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole.
We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.
From time to time we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.

We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time-consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition will be materially adversely affected.
We are required to maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.
As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets, which feature components in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our products effectively, we often must maintain and provide surgeons and hospitals with consigned implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may become obsolete before they can be used. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
If we experience significant disruptions in our information technology systems, our business, results of operations and financial condition could be adversely affected.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage:

•	sales and marketing, accounting and financial functions;

•	inventory management;

•	engineering and product development tasks; and

•	our research and development data.

Our information technology systems are vulnerable to damage or interruption from:

•	earthquakes, fires, floods and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	power losses; and

•	computer systems, or Internet, telecommunications or data network failures.

The failure of our information technology systems to perform as we anticipate or our failure to effectively implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages, all of which could have a material adverse effect on our reputation, business, results of operations and financial condition.
Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations or financial condition.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, results of operations or financial condition.

Our sales volumes and our operating results may fluctuate over the course of the year.
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and winter holiday periods, during which we have experienced fewer spine surgeries taking place. We have experienced and continue to experience meaningful variability in our sales and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things:

•	the number of products sold in the quarter;

•	the demand for, and pricing of, our products and the products of our competitors;

•	the timing of or failure to obtain regulatory clearances or approvals for products;

•	costs, benefits and timing of new product introductions;

•	increased competition;

•	the availability and cost of components and materials;

•	the number of selling days in the quarter;

•	fluctuation and foreign currency exchange rates; and

•	impairment and other special charges.

We may not be able to strengthen our brand.
We believe that establishing and strengthening our brand is critical to achieving widespread acceptance of our products, particularly because of the rapidly developing nature of the market for our products. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide surgeons with a reliable product for successful treatment of spine diseases and disorders. Historically, our efforts to build our brand have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our products may not be accepted by spine surgeons, which would cause our sales to decrease and would adversely affect our business, results of operations and financial condition.
Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

Risks Related to our Legal and Regulatory Environment
Our medical device products and operations are subject to extensive governmental regulation both in the United States and abroad, and our failure to comply with applicable requirements could cause our business to suffer.
The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

•	design, development and manufacturing;

•	testing, labeling, content and language of instructions for use and storage;

•	clinical trials;

•	product safety;

•	marketing, sales and distribution;

•	pre-market clearance and approval;

•	record keeping procedures;

•	advertising and promotion;

•	recalls and field safety corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	post-market approval studies; and

•	product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a pre-market approval (“PMA”) application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) process may require a new 510(k) clearance. Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
In the United States, our currently commercialized products have either received pre-market clearance under Section 510(k) of the FDCA or are exempt from pre-market review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process. Although we do not currently market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.
The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, FDA recently initiated a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced twenty-five action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.
Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.
In addition, even after we have obtained the proper regulatory approval to market a product, the FDA has the power to require us to conduct postmarketing studies. For example, the FDA issued a 522 Order in October 2009 requiring companies that market dynamic stabilization systems, such as our TRANSITION system, to conduct postmarketing studies on those systems. These studies can be very expensive and time-consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for the product that is subject to such a 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States.
In the EEA, our medical devices must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE conformity mark to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments (the “Notified Body”). The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements.
Additionally, as part of the conformity assessment process, medical device manufacturers must carry out a clinical evaluation of their medical devices to verify that they comply with the relevant essential requirements of the Medical Device Directive covering safety and performance. This verification will generally comprise an assessment of whether a medical device’s performance is in accordance with its intended use, that the known and foreseeable risks linked to the use of the device under normal conditions are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (i) clinical studies conducted on the devices being assessed; (ii) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated; or (iii) both clinical studies and scientific literature. With respect to implantable devices or devices classified as Class III in the EU, the manufacturer must conduct clinical studies to obtain the required clinical data, unless the relying on existing clinical data from similar devices can be justified. As part of the conformity assessment process, depending on the type of devices, the Notified Body will review the manufacturer’s clinical evaluation process, assess the clinical evaluation data of a representative sample of the devices’ subcategory or generic group (for Class IIa and IIb devices), or assess all the clinical evaluation data, verify the manufacturer’s assessment of that data, and assess the validity of the clinical evaluation report and the conclusions drawn by the manufacturer (for implantable and Class III devices). The conduct of clinical studies to obtain clinical data that might be required as part of the described clinical evaluation process can be expensive and time-consuming.
Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties;

•	termination of distribution;

•	recalls or seizures of products;

•	delays in the introduction of products into the market;

•	total or partial suspension of production;

•	refusal of the FDA or other regulator to grant future clearances or approvals;

•	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products; and/or

•	in the most serious cases, criminal penalties.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition. For example, we recently executed a settlement agreement with the FDA in which we and our CEO, David C. Paul, agreed to pay a total of $1.0 million in exchange for the FDA’s release of claims related solely to the FDA’s determination that we failed to obtain the 510(k) clearance required for the sale of our NuBone product, which we ceased selling in the United States in December 2010.
Modifications to our products may require new 510(k) clearances or pre-market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness,

or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or pre-market approvals are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The practical import of these new guidance documents on 510(k)s for new and modified products remains unclear, and we cannot assure you that they will not result in a more rigorous pre-market clearance process.
In the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system or changes to our devices which could affect compliance with the essential requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity. If the assessment is favorable, the Notified Body will issue a new certificate or an addendum to the existing certificates attesting compliance with the essential requirements.
We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. For example, we intend to continue to seek regulatory clearance to market our primary products in the EU/EEA, Brazil, Canada and other key markets. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval.
Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any market. If we fail to receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected.
We are subject to risks associated with our non-U.S. operations.
The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, results of operations and financial condition. We also could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.
Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our reputation.
These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.
If we or our suppliers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner.
We and our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the FDA’s current Good Tissue Practice regulations (“GTPs”), which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and tissue-based products, record-keeping and the establishment of a quality program.
The FDA audits compliance with the QSR and GTPs through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or pre-market approval of new products or modified products;

•	withdrawing 510(k) clearances or pre-market approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition.
Outside the United States, our products and operations are also often required to comply with standards set by industrial standards bodies, such as the International Organization for Standardization (“ISO”). Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. Any such action may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.
A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.
Further, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, results of operations and financial condition.
In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are required to take Field Safety Corrective Actions (“FSCAs”) to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.
Any adverse event involving our products, whether in the United States or abroad, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.
We may be subject to enforcement action if we engage in the off-label promotion of our products.
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.
Governmental regulation and limited sources and suppliers could restrict our procurement and use of tissue.
In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the National Organ Transplant Act (“NOTA”), a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the United States, with the exception of removal and implantation, and receive payments for all such services. We make payments to certain of our clients and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner that prevents us from receiving payment for services we render or that prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially adversely affected.
We depend on a limited number of sources of human tissue for use in some of our advanced biomaterials products and a limited number of entities to process the human tissue for use in those advanced biomaterials products, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to effectively meet demand for our advanced biomaterials products incorporating human tissue. One third-party supplier currently supplies all of our needs for allograft implants and products, although we expect to engage other suppliers in the future. The processing of human tissue into our advanced biomaterials products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used in our advanced biomaterials products are at times in particularly short supply. We cannot be certain that our current supply of allograft implants and supplies from that supplier, plus any additional source that we identify in the future, will be sufficient to meet our needs. Our dependence on a single or small number of third-party suppliers and the challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any supply interruption in a limited or sole-sourced human tissue component, could materially harm our and our third-party suppliers’ ability to manufacture our advanced biomaterials products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for our advanced biomaterials products and impact the supply of available donor tissue.
Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our advanced biomaterials products. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors. For example, the media has reported examples of alleged illegal harvesting of body parts from cadavers and resulting recalls conducted by certain companies selling human tissue based products affected by the alleged illegal harvesting. These reports and others could have a negative effect on our tissue regeneration business.
We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
The manufacture of certain of our products, including our allograft implants and products, and the handling of materials used in the product testing process, including in our cadaveric laboratory, involve the controlled use of biological, hazardous and/or radioactive materials and wastes. Our business and facilities and those of our suppliers are subject to foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the use, manufacture, storage, handling and disposal of, and exposure to, such materials and wastes. In addition, under some environmental laws and regulations, we could be held responsible for costs relating to any contamination at our past or present facilities and at third-party waste disposal sites even if such contamination was not caused by us. A failure to comply with current or future environmental laws and regulations could result in severe fines or penalties. Any such expenses or liability could have a significant negative impact on our business, results of operations and financial condition.
We or our suppliers may be the subject of claims for non-compliance with FDA regulations in connection with the processing, manufacturing or distribution of our proposed allograft or other advanced biomaterials implants and products.
Allegations may be made against us or against donor recovery groups or tissue banks, including those with which we have a contractual supplier relationship, claiming that the acquisition or processing of tissue for allograft implants and products or other advanced biomaterials products does not comply with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action against us or our suppliers, or could cause negative publicity for us or our industry generally. These actions or any negative publicity could cause us to incur substantial costs, divert the attention of our management from our business and harm our reputation.

We and our distributor sales representatives must comply with U.S. federal and state fraud and abuse laws, including anti-kickback laws and other U.S. federal and state anti-referral laws.
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with surgeons, hospitals and our independent distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the far-reaching nature of these laws, we may be required to alter or discontinue one or more of our business practices to be in compliance with these laws.
Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•
the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•	the FCPA, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and

•
foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity can now be found guilty under the PPACA without actual knowledge of the statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
We have entered into consulting agreements and royalty agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arm’s length transaction on terms identical to those offered to non-referral sources or received from us as fair market value consideration for consulting services performed. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, to the extent applicable, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Regulators also could prohibit us from accepting payment for referrals from these surgeons. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with spine surgeons who order our products to be in violation of applicable laws and we were unable to comply with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial, or we may be unable to accept referrals from such surgeons.
To enforce compliance with the federal laws, the U.S. Department of Justice (“DOJ”) has recently increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved, or “off-label” uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for “off-label” uses. We market our products and provide promotional materials and training programs to surgeons regarding the use of our products. If it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure and criminal penalty.
Beginning in 2013, the PPACA also imposes new reporting and disclosure requirements on device manufacturers for payments to healthcare providers and ownership of their stock by healthcare providers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. On December 14, 2011, CMS released its proposed rule implementing these provisions, providing further clarification to ambiguous or unclear statutory language and providing instructions for manufacturers to comply with such requirements. In addition, CMS estimates that approximately 1,000 device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year. CMS closed its comment period on February 17, 2012.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.
The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.
Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of our products and to produce, market and distribute our products after clearance or approval is obtained.
Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the Federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales.
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive regulatory clearances or approvals for our new products would have a material adverse effect on our business, results of operations and financial condition. In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k) clearances and additional requirements that may significantly impact the process.
Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industries. Among other things, the PPACA:

•	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•
implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, beginning on or before January 1, 2013; and

•	creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

A number of state governors have strenuously opposed certain of the PPACA’s provisions, and initiated lawsuits challenging its constitutionality. In June 2012, the United States Supreme Court upheld most of the provisions of the PPACA. However, it remains unclear whether there will be changes made to certain provisions of the PPACA through acts of Congress in the future, including possible repeal of the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The uncertainties regarding the ultimate features of the PPACA and other healthcare reform initiatives and their enactment and implementation may have an adverse effect on our customers’ purchasing decisions regarding our products. In the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. Cost control initiatives could decrease the price that we receive for our products. At this time, we cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted or what impact they, or the PPACA, may have on our business and operations, and any such impact may be adverse on our operating results and financial condition.
Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.
The PPACA imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. We expect to be subject to this excise tax in the future on our sales of certain medical devices we manufacture, produce or import. We anticipate that all of our sales of medical devices in the United States will be subject to this 2.3% excise tax. The financial impact of this tax on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it.
Risks Related to our Financial Results and Need for Financing
We will need to generate significant sales to remain profitable.
We intend to increase our operating expenses substantially as we add sales representatives and distributors to increase our geographic sales coverage, submit additional investigational device exemption applications to the FDA, increase our marketing capabilities, conduct clinical trials and increase our general and administrative functions to support our growing operations. We will need to generate significant sales to maintain profitability and we might not be able to do so. Even if we do generate significant sales, we might not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected.
Our quarterly operating results may fluctuate significantly.
Our operating results are difficult to predict and may be subject to quarterly fluctuations. Our sales and results of operations will be affected by numerous factors, including:

•	our ability to drive increased sales of our products;

•	our ability to establish and maintain an effective and dedicated sales force;

•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;

•	results of clinical research and trials on our existing products and products in development;

•	the mix of our products sold because profit margins differ amongst our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components;

•	the evolving product offerings of our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	interruption in the manufacturing or distribution of our products;

•	the effect of competing technological, industry and market developments;

•	changes in our ability to obtain regulatory clearance or approval for our products; and

•	our ability to expand the geographic reach of our sales and marketing efforts.
Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance before commercialization in the United States, and commercialization of such products outside of the United States would likely require additional regulatory approvals and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we expand our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our Class A common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.
We believe that our current cash and cash equivalents, together with cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for the next twelve months. However, continued expansion of our business will be expensive and we may seek funds from public and private stock offerings, borrowings under our existing or future credit facilities or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and commercializing new products or technologies;

•	the cost of obtaining and maintaining regulatory approval or clearance of our products and products in development;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs associated with our planned international expansion;

•	the costs associated with increased capital expenditures, including fixed asset purchases of instrument sets which we loan to hospitals to support surgeries; and

•	unanticipated general and administrative expenses.

As a result of these factors, we may seek to raise capital, and such capital may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise capital, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material adverse effect on our business, results of operations and financial condition.
Prolonged negative economic conditions in domestic and global markets may adversely affect us, our suppliers, counterparties and consumers, which could harm our financial position.
As has been widely reported, global credit and financial markets have been experiencing extreme disruptions over the past several years, including severely diminished liquidity and availability of credit, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Credit and financial markets and confidence in economic conditions might deteriorate further. Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. In addition, there is a risk that one or more of our current service providers, suppliers and other partners may not continue to operate, which could directly affect our ability to attain our operating goals on schedule and on budget. Any lender that is obligated to provide funding to us under any now existing or future credit agreement with us may not be able to provide funding in a timely manner, or at all, when we require it. The cost of, or lack of, available credit or equity financing could impact our ability to develop sufficient liquidity to maintain or grow our company, which in turn may adversely affect our business, results of operations or financial condition. We also manage cash and cash equivalents and short-term investments through various institutions. There may be a risk of loss on investments based on the volatility of the underlying instruments that will prevent us from recovering the full principal of our investments. These negative changes in domestic and global economic conditions or additional disruptions of either or both of the financial and credit markets may also affect third-party payors and may have a material adverse effect on our stock price, business, results of operations, financial condition and liquidity.
Our existing revolving credit facility contains restrictive covenants that may limit our operating flexibility.
Our existing revolving credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the revolving credit facility. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.
Risks Related to our Intellectual Property and Potential Litigation
Our ability to protect our intellectual property and proprietary technology is uncertain.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. We have entered into confidentiality agreements and intellectual property assignment agreements with our officers, employees, consultants and advisors regarding our intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of such agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available. Since most of our issued patents and pending patent applications are for the United States only, we lack a corresponding scope of patent protection in other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.
If a competitor infringes upon one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult and time consuming. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights.
We are subject to various litigation claims and legal proceedings, including litigation initiated by NuVasive, Synthes, N-Spine, L5 and Sabatino Bianco.
We, as well as certain of our officers and independent distributors, are subject to a number of legal proceedings, including those initiated by NuVasive, Synthes, N-Spine (subsequently acquired by Synthes), L5, and Sabatino Bianco, which are described in more detail under “Item 1. Legal Proceedings,” above. These lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. There is no guarantee of a successful result in any of these lawsuits, either in defending these claims or in pursuing counterclaims.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from marketing our existing or future products.
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, particularly as a public company, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. We are currently subject to lawsuits, and have received other written allegations, claiming that we have infringed certain patents of our competitors, including N-Spine (subsequently acquired by Synthes), Synthes and NuVasive. A summary of the N-Spine, Synthes, and NuVasive cases is provided under “Item 1. Legal Proceedings,” above. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contains the allegedly infringing intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property, which could be costly and disruptive; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. Further, as the number of participants in the spine industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (including treble, or triple, damages if an infringement is found to be willful) and/or royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, we generally indemnify our customers and distributors with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.
We may be subject to damages resulting from claims that we, our employees or our independent distributors have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently. Many of our independent distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees, or our independent distributors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. For example, as discussed elsewhere in this report, we are currently involved in a lawsuit brought by NuVasive with respect to our employment of former employees of NuVasive. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not continue, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.
Because allograft implants used in our advanced biomaterials program may entail a risk of communicable diseases to human recipients, we may be the subject of product liability claims regarding our allograft implants.
The development of allograft implants and technologies for human tissue repair and treatment may entail particular risk of transmitting diseases to human recipients. Any such transmission could result in the assertion of substantial product liability claims against us. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us arising out of our advanced biomaterials program, regardless of their merit or potential outcome, may also hurt our reputation and ability to sell our products.
We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, if longer-term patient results and experience indicates that our products or any component of a product cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Furthermore, if spine surgeons are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation, our ability to attract and retain customers and our results of operations or financial condition.
Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial retentions or deductibles that we are responsible for. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, results of operations and financial condition.
In addition, any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance rates. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all.
Risks Related to the Ownership of our Class A Common Stock
Because of their significant stock ownership, our chief executive officer, our other executive officers, and our directors and principal stockholders will be able to exert control over us and our significant corporate decisions.
Based on an aggregate of 90,461,035 shares of our Class A and Class B common stock outstanding as of August 8, 2012, our executive officers and directors, and holders of more than 5% of our outstanding Class A common stock and their affiliates beneficially owned, in the aggregate, approximately 84.2% of the voting power of our outstanding capital stock. In particular, as of August 8, 2012, David C. Paul, our CEO, controlled 30.3% of our Class A and Class B common stock, representing 81.3% of the voting power of our outstanding capital stock as of that date.
As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of August 8, 2012, we had 193,032,608 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.
The interests of our executive officers, directors and principal stockholders might not coincide with the interests of the other holders of our capital stock. This concentration of ownership may harm the value of our Class A common stock by, among other things:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

We are a “controlled company” within the meaning of the New York Stock Exchange Rules, and we take, and intend to continue to take, advantage of exemptions from certain corporate governance requirements.
David C. Paul, alone, and our management, directors and significant stockholders, collectively, beneficially own a majority of the voting power of our outstanding common stock. Under the New York Stock Exchange Rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of our directors be independent, as defined in the New York Stock Exchange Rules, and the requirement that our compensation and nominating and corporate governance committees consist entirely of independent directors. We rely, and intend to continue to rely, on the “controlled company” exemption under the New York Stock Exchange Rules. As a result, a majority of the members of our Board may not be independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange’s corporate governance requirements.
Our Board is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our Board, without the approval of our stockholders, to issue 35 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our Class A common stock, which may reduce its value.
Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could depress the price of our Class A common stock and prevent attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation and amended and restated bylaws contain other provisions that could delay or prevent a change of control of our company or changes in our Board that our stockholders might consider favorable.
In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) regulating corporate takeovers and which has an anti-takeover effect with respect to transactions not approved in advance by our Board, including discouraging takeover attempts that might result in a premium over the market price for shares of our Class A common stock. In general, those provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

•	the transaction is approved by the Board before the date the interested stockholder attained that status;

•
upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or

•
on or after such date, the business combination is approved by the Board and authorized at a meeting of stockholders, and not by written consent, by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

In general, Section 203 defines a business combination to include the following:

•	any merger or consolidation involving the corporation and the interested stockholder;

•	any sale, transfer, pledge or other disposition of 10% or more of the assets of the corporation involving the interested stockholder;

•	subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

•
any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or

•	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by any such entity or person.
A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of, and do not currently intend to opt out of, this provision.
These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction.
We do not intend to pay cash dividends.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, we have a revolving credit facility that, if we borrow under it, may preclude us from paying any dividends. Accordingly, you may have to sell some or all of your shares of our Class A common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.
Our management team may invest or spend our capital in ways with which you may not agree or in ways which may not yield a return.
Our management has considerable discretion in the application of our cash and liquid assets. We do not have any specific uses of our cash or liquid assets planned. Such cash and liquid assets may be used for corporate purposes that do not favorably affect our operating results. In addition, until we use our cash and liquid assets, they may be placed in investments that do not produce income or that lose value.

We do not know if a market for our Class A common stock will develop to provide you with adequate liquidity.
We recently completed an IPO of our Class A common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the New York Stock Exchange or otherwise or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any shares of our Class A common stock that you purchase, and the value of such shares might be materially impaired. Consequently, you may not be able to sell shares of our Class A common stock at prices equal to or greater than the price you paid for them or at all.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business or our industry. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A common stock to decline. Moreover, if one or more of the analysts who cover our company downgrade our Class A common stock or release a negative report, or if our operating results do not meet analyst expectations, the price of our Class A common stock could decline.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements and relief from certain other significant obligations that are applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
The requirements of being a public company will increase our costs and may strain our resources and distract our management.
As a public company, we face, and will continue to face, increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly, after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the New York Stock Exchange, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with federal securities laws and the New York Stock Exchange Rules;

•	expand the roles and duties of our Board and committees thereof;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures; and

•	comply with the Sarbanes-Oxley Act of 2002, in particular Section 404 and Section 302.

We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. A number of these requirements will require us to carry out activities we have not done previously and complying with such requirements may divert management’s attention from other business concerns, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years.
These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. We also expect that it will be difficult and expensive to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Pursuant to the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company” and we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
We are required to disclose changes made in our internal control over financial reporting on a quarterly basis and management will be required to assess the effectiveness of our controls annually. Under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of our election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”
Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. As a privately held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“Section 404(a)”). We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ended December 31, 2013, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our Class A common stock could decline.
The price of our Class A common stock might fluctuate significantly, and you could lose all or part of your investment.
The trading price of our Class A common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	the overall performance of the equity markets;

•	introduction of new services or announcements of significant contracts, acquisitions or capital commitments by us or our competitors;

•	legislative, political or regulatory developments;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	additions or departures of key personnel;

•	threatened or actual litigation and government investigations;

•	investor perceptions of us and the medical device industry, changes in accounting standards, policies, guidance, interpretations or principles;

•	sale of shares of our Class A common stock by us or members of our management;

•	general economic conditions;

•	changes in interest rates; and

•	availability of capital.

These and other factors might cause the market price of our Class A common stock to fluctuate substantially, which might limit or prevent investors from readily selling their shares of our Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our Class A common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results and financial condition.
Future sales, or the perception of future sales, of shares of our Class A common stock could depress the market price of our Class A common stock.
Future sales, or the perception of future sales, of a substantial number of shares of our Class A common stock in the public market could have a material adverse effect on the prevailing market price of our Class A common stock.
Based on the number of shares of our Class A and Class B common stock outstanding as of August 8, 2012, following the consummation of our IPO and the exercise of the underwriters’ overallotment option, our outstanding capital stock consisted of 63,083,479 shares of our Class A common stock and 27,377,556 shares of our Class B common stock. All shares of our Class A common stock sold in our IPO are freely tradable without restriction under the Securities Act, except for any shares that are held or acquired by our affiliates, as that term is defined in the Securities Act.

In connection with our IPO, we, each of our executive officers, directors and certain stockholders entered into lock-up agreements that prevent the sale of shares of our Class A common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of our Class A common stock for 180 days after the date of the prospectus, except with the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co. All of the shares of our Class A common stock outstanding as of the date of the prospectus may be sold in the public market by existing stockholders 180 days after the date of the prospectus, subject to applicable limitations imposed under federal securities laws.
Stockholders holding approximately 15,988,255 shares of our common stock have the right, subject to various conditions and limitations, to include their shares in registration statements relating to our securities. In addition, these holders are entitled to piggyback registration rights with respect to the registration under the Securities Act of shares of our common stock. Shares of Class A common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. See “Description of Capital Stock-Registration Rights” in our prospectus for a more detailed description of these registration rights.
In the future, we may also issue our securities if we need to raise capital. The number of new shares of our Class A common stock issued in connection with raising capital could constitute a material portion of the then-outstanding shares of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities
From April 1, 2012 through August 2, 2012, we issued to our directors, officers, employees, consultants, and other service providers an aggregate of 72,603 shares of our Class A common stock pursuant to exercises of options granted under our Amended and Restated 2003 Stock Plan and our 2008 Stock Plan at per-share exercise prices ranging from $0.21 to $3.47.
The sales of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
Use of Proceeds
On August 2, 2012, our registration statement on Form S-1 (File No. 333-180426) was declared effective for our IPO pursuant to which we registered the sale of 9,583,333 shares of Class A common stock at $12.00 per share, of which 2,083,333 shares were sold by us and 6,250,000 shares were sold by selling stockholders, plus 1,250,000 additional shares to cover the underwriters’ overallotment option, all of which were sold by selling stockholders. On August 8, 2012, we closed the IPO and the exercise of the underwriters’ overallotment. These sales were at the IPO price of $12.00 per share, for an aggregate gross offering price of $25.0 million for the shares sold by our company, and $90.0 million for the shares sold by selling stockholders. We did not receive any proceeds from the sale of securities by selling stockholders. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Piper Jaffray & Co., Leerink Swann LLC, Canaccord Genuity, William Blair & Company, L.L.C., and Oppenheimer & Co. Inc. were the underwriters for the offering. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.
We paid to the underwriters underwriting discounts and commissions totaling approximately $1.75 million, and we incurred additional costs of approximately $1.98 million in connection with the offering, which amounted to total fees and costs of approximately $3.7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $21.3 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of their affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 3, 2012 pursuant to Rule 424(b).
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Action by Written Consent of Stockholders Effective June 8, 2012
On June 8, 2012, our stockholders, acting by written consent, voted upon certain matters submitted by our Board to a vote of stockholders. Set forth below are the matters voted upon and the final results of the voting on each proposal.

1.	Amendment and Restatement of our Certificate of Incorporation. An amended and restated certificate of incorporation was ratified and approved based on the following votes:
For            Against/Withheld
2,573,662,120    71,269,481

2.
2012 Equity Incentive Plan. The 2012 Equity Incentive Plan and the reservation of 3,076,923 shares of our Class A common stock for issuance thereunder, was ratified and approved based on the following votes:

For            Against/Withheld
2,588,826,670    56,104,931

3.
Reverse Split. A reverse split of our outstanding common stock at a rate of between one-half to one-fifth of a share for each share of common stock outstanding at the effective time of the reverse split, with the final ratio to be determined by our Board was ratified and approved based on the following votes:

For            Against/Withheld
2,574,039,252    70,892,349

4.	Waiver of Series E Preferred Stock Registration Rights. The registration rights granted to the holders of our Series E preferred stock were waived with respect to our IPO based on the following votes:
For            Against/Withheld
506,912,450    0
Action by Written Consent of Stockholders Effective August 2, 2012
On August 2, 2012, our stockholders, acting by written consent, voted upon certain matters submitted by our Board to a vote of stockholders. Set forth below are the matters voted upon and the final results of the voting on each proposal.

1.
Amendment to our Amended and Restated Certificate of Incorporation. An amendment to our amended and restated certificate of incorporation to delete a provision that would increase the rate at which the Series E preferred stock would convert to common stock in the event we effected a significant event, such as an IPO, at a price per share below $14.105 was ratified and approved based on the following votes:

For            Against/Withheld
487,489,981    321,465,335

2.
Waiver of Rights by Series E Preferred Stockholders. The holders of our then-outstanding shares of Series E preferred stock waived their rights to an adjustment to the Series E preferred stock conversion rate in connection with our IPO pursuant to a registration statement on Form S-1 (File No. 333-180426) based on the following votes:

For            Against/Withheld
155,973,000        0
Certificate of Amendment
On August 20, 2012, we filed a certificate of amendment to our amended and restated certificate of incorporation that was approved by our stockholders on August 2, 2012. Our amended and restated certificate of incorporation, dated June 21, 2012, provided that, upon an IPO, each share of our Series E preferred stock would automatically convert into shares of our Class B common stock, on a one-to-one basis, subject to adjustments for stock splits, dilutive issuances and similar events. The number of shares actually issued upon conversion was to depend in part on the IPO per share price. The terms of our Series E preferred stock provided that the ratio at which each share of Series E preferred stock would automatically convert into shares of our Class B common stock in connection with an IPO would increase if the IPO per share price of common stock was below $14.10, which would have resulted in additional shares of Class B common stock being issued upon conversion. The holders of our Series E preferred stock waived that conversion feature with respect to the IPO, and further agreed to amend our amended and restated certificate of incorporation to remove the conversion feature. We filed the amendment to our amended and restated certificate of incorporation on August 20, 2012 in order to effect this removal. A copy of the certificate of amendment to our amended and restated articles of incorporation is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

Item 6. Exhibits*

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item

3.1
Amended and Restated Certificate of Incorporation of Globus Medical, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated July 31, 2012 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated August 20, 2012.

3.4	Amended and Restated Bylaws of Globus Medical, Inc. (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 filed on March 29, 2012).

4.1
Investor Rights Agreement, dated July 23, 2007, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on
May 8, 2012).

4.2
First Amendment to Investor Rights Agreement, dated January 14, 2009, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.5 of the Registrant’s Amendment No. 1 to the Registration Statement on Form
S-1 filed on May 8, 2012).

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

__________
*	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.
(Registrant)

Dated:	August 21, 2012	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer

Dated:	August 21, 2012	/s/ RICHARD A. BARON

Richard A. Baron
Senior Vice President
Chief Financial Officer

EXHIBIT INDEX*

Exhibit No.	Item

3.1
Amended and Restated Certificate of Incorporation of Globus Medical, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated July 31, 2012 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated August 20, 2012.

3.4	Amended and Restated Bylaws of Globus Medical, Inc. (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 filed on March 29, 2012).

4.1
Investor Rights Agreement, dated July 23, 2007, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on
May 8, 2012).

4.2
First Amendment to Investor Rights Agreement, dated January 14, 2009, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.5 of the Registrant’s Amendment No. 1 to the Registration Statement on Form
S-1 filed on May 8, 2012).

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

_________

*	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.