Form 10-Q/A
period 2012-06-30
GLOBUS MEDICAL INC
filed 2012-09-19
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No.1)

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
Yes ☒  No ☐

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

Explanatory Notes

We are filing this Amendment No.1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, which Form 10-Q was originally filed on August 21, 2012 (the “Original Filing”). We are furnishing the information presented in Exhibit 101 to the Form 10-Q, which provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language), in accordance with Rule 405 of Regulation S-T. Additionally, we are re-filing exhibit 3.3 to correct a typographical error.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 on Form 10-Q/A.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated August 20, 2012 (correcting Exhibit 3.3 of the Form 10-Q filed on August 21, 2012).

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

_________

*	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed on August 21, 2012).

**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.
(Registrant)

Dated:	September 19, 2012	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer

Dated:	September 19, 2012	/s/ RICHARD A. BARON

Richard A. Baron
Senior Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Item

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated August 20, 2012 (correcting Exhibit 3.3 of the Form 10-Q filed on August 21, 2012).

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

_________

*	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed on August 21, 2012).

**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.