Form 10-Q
period 2012-09-30
GLOBUS MEDICAL INC
filed 2012-11-02
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Or
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
Yes ☒   No ☐

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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $0.001 per share) as of October 30, 2012 was 91,136,285 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,156	$142,668
Accounts receivable, net of allowances of $931 and $602, respectively	51,863	46,727
Inventories	57,038	47,369
Prepaid expenses and other current assets	3,180	2,515
Income taxes receivable	6,346	3,336
Deferred income taxes	19,849	16,160
Total current assets	333,432	258,775
Property and equipment, net	56,892	52,394
Intangible assets, net	9,746	7,433
Goodwill	15,342	9,808
Other assets	630	980
Total assets	$416,042	$329,390

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,963	$5,323
Accounts payable to related party	4,837	1,178
Accrued expenses	20,510	21,268
Income taxes payable	1,389	302
Business acquisition liabilities, current	1,375	1,200
Total current liabilities	34,074	29,271
Business acquisition liabilities, net of current portion	10,126	9,089
Deferred income taxes	4,395	5,755
Other liabilities	3,185	2,799
Total liabilities	51,780	46,914
Commitments and contingencies (Note 10)
Equity:
Convertible preferred stock; $0.001 par value. Authorized 50,961 shares; issued and outstanding 0 and 50,961 shares at September 30, 2012 and December 31, 2011	—	51
Common stock; $0.001 par value. Authorized 785,000 and 679,178 shares; issued and outstanding 91,127 and 72,529 shares at September 30, 2012 and December 31, 2011	91	73
Additional paid-in capital	135,076	106,708
Accumulated other comprehensive loss	(815)	(1,202)
Retained earnings	229,910	176,846
Total equity	364,262	282,476
Total liabilities and equity	$416,042	$329,390

See accompanying notes to consolidated financial statements.
GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales	$94,764	$84,270	$285,458	$243,485
Cost of goods sold	18,872	17,141	55,642	49,309
Gross profit	75,892	67,129	229,816	194,176

Operating expenses:
Research and development	7,022	5,916	20,698	17,691
Selling, general and administrative	41,780	34,762	124,236	102,529
Provision for litigation settlements	30	(78)	(801)	306
Total operating expenses	48,832	40,600	144,133	120,526

Operating income	27,060	26,529	85,683	73,650
Other expense, net	(45)	(172)	(124)	(193)
Income before income taxes	27,015	26,357	85,559	73,457
Income tax provision	10,528	9,494	32,495	26,243

Net income	$16,487	$16,863	$53,064	$47,214

Earnings per share:
Basic	$0.18	$0.19	$0.60	$0.54
Diluted	$0.18	$0.19	$0.58	$0.52
Weighted average shares outstanding:
Basic	90,111	88,063	88,900	88,119
Diluted	92,697	90,398	91,563	90,709

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$16,487	$16,863	$53,064	$47,214
Other comprehensive income (loss), net of tax:
Foreign currency translation	313	(452)	387	(434)
Total other comprehensive income (loss)	313	(452)	387	(434)
Comprehensive income	$16,800	$16,411	$53,451	$46,780

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$53,064	$47,214
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,500	12,202
Provision for excess and obsolete inventories	5,386	6,793
Stock-based compensation	3,682	2,151
Allowance for doubtful accounts	336	93
Change in fair value of interest rate swap	—	113
Change in fair value of contingent consideration	23	182
Deferred income taxes	(5,057)	190
(Increase) decrease in:
Accounts receivable	(5,277)	(868)
Inventories	(14,587)	(11,044)
Prepaid expenses and other assets	(326)	(1,117)
Increase (decrease) in:
Accounts payable	34	(4,187)
Accounts payable to related party	3,659	1,115
Accrued expenses and other liabilities	(730)	(1,618)
Income taxes payable/receivable	3,362	2,539
Net cash provided by operating activities	57,069	53,758

Cash flows from investing activities:
Purchases of property and equipment	(17,032)	(15,694)
Acquisition of businesses	(6,031)	(7,500)
Net cash used in investing activities	(23,063)	(23,194)

Cash flows from financing activities:
Repayments of long-term debt	—	(5,253)
Payment of business acquisition liabilities	(800)	—
Net proceeds from initial public offering	20,963	—
Net proceeds from issuance of common stock	1,046	545
Purchase of common stock	—	(10,000)
Excess tax benefit related to nonqualified stock options	(2,644)	54
Net cash provided by/(used in) financing activities	18,565	(14,654)

Effect of foreign exchange rate on cash	(83)	(282)

Net increase in cash and cash equivalents	52,488	15,628
Cash and cash equivalents, beginning of period	142,668	111,701
Cash and cash equivalents, end of period	$195,156	$127,329

Supplemental disclosures of cash flow information:
Interest paid	39	275
Income taxes paid	$36,317	$25,688

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc. and its subsidiaries (the “Company” or “Globus”) is an engineering-driven medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. Since our inception in 2003, we have launched over 100 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
(b) Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”), on August 3, 2012.
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three and nine month periods presented. The results of operations for any interim period are not indicative of results for the full year.
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
(d) Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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
(g) Reverse Stock Split and Initial Public Offering
In anticipation of our initial public offering (“IPO”), on March 13, 2012, our Board of Directors (“Board”) approved a reverse stock split of our common stock such that each two to five shares of issued common stock would be reclassified into one share of common stock, with the exact ratio within the two to five range to be subsequently determined by the Board. The stockholders approved the range of the reverse stock split on June 8, 2012. On July 9, 2012, our Board approved a ratio of one share for every 3.25 shares previously held. The reverse stock split became effective on July 31, 2012. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. See “Note 7. Equity” below for more details regarding the IPO.
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
In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance, which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. Under the revised guidance, we may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our financial position or results of operations.

NOTE 2. EARNINGS PER COMMON SHARE
The net earnings per share is computed using the weighted average number of common shares outstanding during each fiscal period reported as adjusted retroactively for the 3.25-to-1 reverse stock split effectuated prior to our IPO and the conversion of classes of our equity at the time of our IPO (see “Note 1(g). Reverse Stock Split and Initial Public Offering” and “Note 7. Equity”). Net income per share assuming dilution is based on the weighted average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(In thousands, except per share amounts)
Basic net earnings per common share:
Net income available to common stockholders	$16,487	$16,863	$53,064	$47,214
Number of shares used for basic EPS computation	90,111	88,063	88,900	88,119
Net earnings per common share - basic	$0.18	$0.19	$0.60	$0.54

Diluted net earnings per common share:
Net income available to common stockholders	$16,487	$16,863	$53,064	$47,214
Number of shares used for basic EPS computation	90,111	88,063	88,900	88,119
Dilutive stock options	2,586	2,335	2,663	2,590
Number of shares used for dilutive EPS computation	92,697	90,398	91,563	90,709
Net earnings per common share - dilutive	$0.18	$0.19	$0.58	$0.52

Anti-dilutive common stock issuable upon exercise of stock options excluded from the calculation of diluted shares were as follows:

	Three Months Ended		Nine Months Ended
(Shares, in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Anti-dilutive stock equivalents excluded from weighted average calculation	2,705	1,582	2,331	1,516

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
A total of $7.5 million in the aggregate was paid for the acquisitions upon closing during 2011.
On July 18, 2012, we entered into an asset purchase agreement with a global medical device company, pursuant to which we acquired substantially all of its assets for $6.0 million. In addition to the initial purchase price, we may be obligated to make revenue sharing payments based upon a percentage of net sales of products we acquired from it. We accounted for this purchase as a business combination and as a result, recorded goodwill of $5.5 million.
These acquisitions, which expand our product pipeline and retain key existing customer relationships, did not have a material effect on our consolidated net sales or operating income for the year ended December 31, 2011 or for the nine months ended September 30, 2012. The assets acquired and liabilities assumed as a result of the acquisitions were included in our consolidated balance sheet as of the acquisition dates. The purchase price for each of the acquisitions was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

A summary of intangible assets as of December 31, 2011 is presented below:

(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	0	$4,100	$—	$4,100
Customer relationships	10	3,291	(33)	3,258
Non-compete agreements	4	112	(37)	75
Total intangible assets		$7,503	$(70)	$7,433

A summary of intangible assets as of September 30, 2012 is presented below:

(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	0	$4,100	$—	$4,100
Customer relationships	10	3,462	(333)	3,129
Patents	17	2,420	(24)	2,396
Non-compete agreements	4	172	(51)	121
Total intangible assets		$10,154	$(408)	$9,746

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2011	Level 1	Level 2	Level 3
Cash equivalents	$95,603	$95,603	—	—
Contingent consideration	4,928	—	—	4,928

	Balance at
(In thousands)	September 30, 2012	Level 1	Level 2	Level 3
Cash equivalents	$96,569	$96,569	—	—
Contingent consideration	7,262	—	—	7,262

Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within research and development and selling, general and administrative expenses in the consolidated statement of income.

NOTE 5. ACCRUED EXPENSES

(In thousands)	September 30, 2012	December 31, 2011
Compensation and other employee-related costs	$13,861	$13,145
Royalties	1,659	1,497
Legal and other settlements and expenses	1,679	2,776
Other	3,311	3,850
Total accrued expenses	$20,510	$21,268

NOTE 6. DEBT
(a) Mortgage Loan
In 2007, we entered into a four-year mortgage loan payable with a bank associated with our corporate headquarters in Audubon, Pennsylvania. The mortgage was paid in full with a final balloon payment of $5.1 million in May 2011.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b) Line of Credit
In May 2011, and as amended in March 2012, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility term has been extended to May 2014. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one or three month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2012, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

NOTE 7. EQUITY
Prior to June 21, 2012, of the authorized number of shares of common stock, we had 360,000,000 shares designated as Class A common stock (“Class A Common”), 309,178,636 shares designated as Class B common stock (“Class B Common”) and 10,000,000 shares designated as Class C common stock (“Class C Common”). On June 21, 2012, we executed an Amended and Restated Certificate of Incorporation, and as a result, amended the number of authorized shares. As of the amendment date, of the authorized number of shares of common stock, we had 500,000,000 shares designated as Class A Common, 275,000,000 shares designated as Class B Common and 10,000,000 shares designated as Class C Common.
The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. The holders of Class A Common and Class B Common vote together as one class of common stock. The Class C Common is nonvoting. Except for voting rights, the Class A Common, Class B Common and Class C Common have the same rights and privileges.
In August 2012, we completed our IPO. We sold 2,083,333 shares of our Class A Common at an offering price of $12.00 per share. We recognized gross proceeds of $25 million and our net proceeds received after underwriting fees and offering expenses were $21.0 million.
All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split that became effective July 31, 2012.
Immediately prior to the closing of our IPO, we effectuated the following conversion:

•	the automatic conversion of all shares of our Series E preferred stock to 15,597,300 shares of our Class B Common;

•
the subsequent automatic conversion of 49,655,411 shares of our Class B Common (which reflects all such shares of Class B Common held by those who beneficially owned less than 10% of the aggregate number of all outstanding shares of our common stock) to 49,655,411 shares of our Class A Common;

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	the automatic conversion of all shares of our Class C Common to 73,554 shares of our Class A Common; and

•	the automatic conversion of 3,039,385 shares of Class B Common to 3,039,385 shares of Class A Common upon their sale by the selling stockholders.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
December 31, 2011	7,452,748	65,017,414	58,407	72,528,569
September 30, 2012	63,749,507	27,377,556	—	91,127,063

In 2011, we repurchased 1,233,397 shares of our outstanding common stock from existing stockholders. There were no repurchases during the nine month period ending September 30, 2011 or during the nine month period ending September 30, 2012.
In connection with a business acquisition in 2011, we entered into a put agreement with an existing stockholder (the “Put Agreement”). Pursuant to the Put Agreement, the stockholder had the right and option to cause us to repurchase up to 25% of the stockholders’ shares on the last business day of September in each of 2014, 2015, 2016 and 2017. The put purchase price was to be determined based upon our trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”).
The put option was cancelable and could not be exercised any time after the earliest to occur of (i) the closing of an IPO, (ii) the date on which we enter into an agreement for a sale of the Company, as defined, and (iii) a breach event, as defined in the Put Agreement. Under the terms of the Put Agreement, we canceled the put option upon the completion of our IPO.
We had the following amounts recorded related to the put option in business acquisition liabilities on our balance sheet:

(In thousands, except share amounts)	September 30, 2012	December 31, 2011
Shares of common stock subject to the Put Agreement	—	2,092,811
Value of the put option	$—	$455

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes changes in total stockholders' equity for the period indicated:

Nine Months Ended
(In thousands)	September 30, 2012
Total stockholders' equity, beginning of period	$282,476
Net income	53,064
Stock-based compensation	3,682
Exercise of stock options	1,046
Excess tax benefit of nonqualified stock options	2,644
Issuance of common stock from IPO, net of expenses	20,963
Other comprehensive income	387
Total stockholders' equity, end of period	$364,262

NOTE 8. STOCK-BASED COMPENSATION
We have three Stock Plans (the “Plans”), the purpose of which is to provide incentive to employees, directors, and consultants of Globus. We have reserved an aggregate of 5,690,436 shares of Class A Common and 4,153,846 shares of Class B Common pursuant to our Amended and Restated 2003 Stock Plan (the “2003 Plan”) and our 2008 Stock Plan (the “2008 Plan”). The Plans are administered by the Board. The number, type of option, exercise price, and vesting terms are determined by the Board in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
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
As of September 30, 2012, there were 3,161,917 shares of common stock available for future grants under the Plans.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Weighted average grant date per share fair value*	$6.57	$5.01	$6.19	$5.30
_____________________

*
On April 26, 2012, the Board granted 204,615 options to employees. The exercise price per share of the April 26, 2012 grant is equal to the August 3, 2012 public offering price of $12.00. As the exercise price was unknown as of June 30, 2012, the April 26, 2012 grant was not considered a grant for accounting purposes and no related expense was recorded for the three and six month periods ended June 30, 2012, respectively. Subsequent to our IPO, we recognized the year to date expense related to these grants in the three and nine month periods ended September 30, 2012.

Stock option activity during the nine months ended September 30, 2012 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2011	6,454	$5.14
Granted	1,169	13.00
Exercised	(918)	1.14
Forfeited	(256)	9.15
Outstanding at September 30, 2012	6,449	$6.90	6.4	$71,789
Exercisable at September 30, 2012	4,264	$4.39	5.0	$58,150

See our prospectus filed August 3, 2012 for valuations used to determine intrinsic value prior to February 2, 2012. Subsequent to the February 2012 and March 2012 stock option grants, we reassessed the fair value of its common stock on those dates of grant by updating the assumptions and facts considered in an October 2011 valuation report upon which we relied to take into account its actual results, market conditions, comparable company results, and the timing of our anticipated IPO. On July 2, 2012, we determined that the fair value as of the February 2, 2012 grant was $12.06 and that the fair value as of the March 28, 2012 grant was $14.10, rather than $10.34 as originally determined. The impact on net income for the three months ended March 31, 2012 and June 30, 2012 was not material.

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Compensation expense related to stock options	$1,545	$765	$3,682	$2,151
Intrinsic value of stock options exercised	8,684	192	11,070	636

As of September 30, 2012, there was $10.7 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

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

For the nine month periods ended September 30, 2012 and September 30, 2011, our effective income tax rates were 38.0% and 35.7%, respectively. The effective rate for the nine months ended September 30, 2012 was unfavorably affected by the lack of a research and experimentation credit that was in effect in the prior year which Congress has not yet extended for 2012 and to a lesser extent, unfavorable return-to-provision adjustments recorded during the three months ended September 30, 2012 compared to prior year. Additionally, the effective rate for the nine months ended September 30, 2011 was favorably affected by the reversal of a $0.9 million tax provision related to FASB Interpretation No. 48 (“FIN 48”) reserve resulting from the completion of IRS examinations with respect to the 2005 through 2008 tax years.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Patent Infringement Litigation-PIVOT & Non-PIVOT Systems

Warsaw Orthopedic, Inc. had filed suit (the original complaint was filed in September 2006) against us in the United States District Court for the Eastern District of Pennsylvania alleging, among other matters, that we are infringing the claims of nine patents (the “Competitor Patents”) in connection with our manufacture, sale, and use of certain products, including the PIVOT MIS System. Warsaw sought damages and injunctive relief against any Globus product held to infringe on one or more Competitor Patents.

A jury trial began in September 2008 on the claims regarding the PIVOT MIS System with the remainder of the claims being settled shortly thereafter. The jury found that the PIVOT MIS System infringed certain Competitor Patents. On July 16, 2009, the court awarded damages to Warsaw in the amount of $2.8 million, but denied Warsaw’s claim for injunctive relief. Both parties appealed the court’s ruling.  Warsaw voluntarily dismissed its appeal. The appeal was decided on January 26, 2011 with a finding that certain claims of the Competitor Patents are invalid and certain claims are valid. As a result of the appeals court ruling, the damages awarded by the trial court stand.  After the appeal ruling, the parties stipulated to conclude the litigation.

As of December 31, 2010, we had accrued $3.0 million based on the trial court damages award for the PIVOT matters and for ongoing royalty payments in 2011. In June 2011, we paid $3.0 million, including post-judgment interest.

N-Spine and Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we have appealed the examiner’s decision. We are not able to estimate a reasonably possible loss or range of loss because this matter is in its early stages and its outcome is uncertain.
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION, INDEPENDENCE and INTERCONTINENTAL products. Synthes seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. We are not able to estimate a reasonably possible loss or range of loss because this matter is in its early stages and its outcome is uncertain.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

L5 Litigation
In December 2009, we filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against our former exclusive independent distributor L5 Surgical, LLC and its principals, seeking an injunction and declaratory judgment concerning certain restrictive covenants made to L5 by its sales representatives. L5 brought counterclaims against us alleging tortious interference, unfair competition and conspiracy. The injunction phase was resolved in September 2010, and the parties’ underlying damages claims are pending. We intend to defend our rights vigorously. We are not able to estimate a reasonably possible loss or range of loss because this matter is currently in discovery and its outcome is uncertain.
NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS 3V, TRANSCONTINENTAL, INTERCONTINENTAL, and CALIBER-L products. NuVasive seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter is currently near the end of the discovery stage. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the U.S. Patent and Trademark Office, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of the patents asserted by NuVasive, and we are in the process of appealing the examiner’s decision. We are not able to estimate a reasonably possible loss or range of loss because this matter is pending certain rulings and their outcomes are uncertain.
NuVasive Employee Litigation
In the past two years, we hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with their contract with employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. We intend to defend our rights vigorously. We are not able to estimate a reasonably possible loss or range of loss because this matter is in its very early stages and its outcome is uncertain.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER product. We intend to defend our rights vigorously. We are not able to estimate a reasonably possible loss or range of loss because this matter is in its very early stages and its outcome is uncertain.
In addition, we are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

outcome of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.
NOTE 11. RELATED-PARTY TRANSACTIONS
We have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions. We have purchased the following amounts of products and services from the supplier:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Purchases from related-party supplier	$6,894	$4,587	$15,418	$13,498

As of September 30, 2012 and December 31, 2011, we had $4.8 million and $1.2 million of accounts payable due to the supplier.

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

The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
United States	$87,140	$78,759	$263,710	$229,340
International	7,624	5,511	21,748	14,145
Total sales	$94,764	$84,270	$285,458	$243,485

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Innovative Fusion	$57,828	$55,844	$180,549	$167,817
Disruptive Technology	36,936	28,426	104,909	75,668
Total sales	$94,764	$84,270	$285,458	$243,485

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 3, 2012, and our quarterly report filed with the SEC on Form 10-Q on August 22, 2012, particularly in the sections labeled “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements,” for a discussion of certain of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following quarterly or year-to-date discussions are unaudited.

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
To date, the primary market for our products has been the United States, where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by our exclusive independent distributors, who distribute our products on our behalf for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives by the end of 2012. As of September 30, 2012, we had also hired additional sales representatives to market and sell our current and planned interventional pain management products, including our existing AFFIRM kyphoplasty product, which we market under the trade name Algea Therapies. Furthermore, we believe there is a significant opportunity to strengthen our position by increasing the size of this separate sales force and intend to recruit additional sales representatives strategically to grow that business.
During the nine months ended September 30, 2012, our international sales accounted for approximately 8% of our total sales. Our international distributors purchase our products directly from us and independently sell them. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the expansion of our direct and distributor sales forces and the commercialization of additional products.
Recent Developments
In late September, we received our first U.S. Food and Drug Administration pre-market approval (“PMA”) for the SECURE®-C Cervical Artificial Disc.  A 380 patient investigational device exemption (“IDE”) study conducted over several years demonstrated statistically superiority of SECURE®-C to the control anterior cervical discectomy and fusion (“ACDF”) in terms of overall success, subsequent surgery at the index level, and patient satisfaction at 24 months.  We have since launched the SECURE®-C product, and intend to increase our surgeon training program over the coming months.
Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Innovative Fusion	$57,828	$55,844	$1,984	3.6%
Disruptive Technology	36,936	28,426	8,510	29.9%
Total sales	$94,764	$84,270	$10,494	12.5%
The increase in total sales was attributable primarily to an increase in sales of our disruptive technology products, led by new products launched in 2011 and 2012. Innovative fusion sales increased due to strong sales of pedicle screw and interbody systems. Each of these systems increased in international markets.

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
United States	$87,140	$78,759	$8,381	10.6%
International	7,624	5,511	2,113	38.3%
Total sales	$94,764	$84,270	$10,494	12.5%
Sales growth in the United States was due primarily to increased sales of our disruptive technology products and increased market penetration in new and existing territories. We believe there is significant opportunity to strengthen our position in existing markets and in new sales territories by increasing the size of our U.S. sales force.

The increase in international sales was attributable to increased market penetration in both new and existing territories. We increased our international presence by selling in countries in the three months ended September 30, 2012 in which we had no sales in the three months ended September 30, 2011. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Cost of goods sold	$18,872	$17,141	$1,731	10.1%
Percentage of sales	19.9%	20.3%
The increase in cost of goods sold was due to $2.1 million of increased sales volume and an increase of $0.6 million in depreciation of surgical instruments and cases, distribution and other costs, partially offset by a $1.0 million decrease in inventory reserves and write-offs.

Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Research and development	$7,022	$5,916	$1,106	18.7%
Percentage of sales	7.4%	7.0%

The increase in research and development expenses was due to an increase of $0.7 million in employee compensation including taxes, benefits and stock compensation (including $0.1 million of stock compensation costs for the impact of April 2012 grants without a determinable exercise price prior to the IPO date and the change in market value of the stock price for variable stock options since the IPO that were recognized during the quarter (see “Item 1. Financial Statements; Notes to Condensed Financial Statements; Note 8. Stock Based Compensation” above)) and an increase of $0.4 million in supplies, outside services and other costs.

Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Selling, general and administrative	$41,780	$34,762	$7,018	20.2%
Percentage of sales	44.1%	41.3%

The increase in selling, general and administrative expenses was due primarily to an increase of $5.5 million in compensation costs in the United States (including $0.2 million of stock compensation costs for the impact of April 2012 grants without a determinable exercise price prior to the IPO date and the change in market value of the stock price for variable stock options since the IPO that were recognized during the quarter (see “Item 1. Financial Statements; Notes to Condensed Financial Statements; Note 8. Stock Based Compensation” above)) to support increased sales volume and company growth, including hiring of additional sales representatives, inclusive of our Algea Therapies sales representatives, and general administrative personnel; an increase of $0.6 million to support international sales growth and expansion into new international territories; and an increase of $0.7 million in U.S. sales and marketing expenses including travel and entertainment, training and other costs. Costs associated with building our Algea Therapies sales force represented $2.5 million of the total $7.0 million change for the quarter.

Provision for Litigation Settlements

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Provision for litigation settlements	$30	$(78)	$108	(138.5)%
Percentage of sales	—%	(0.1)%

The increase in provision for litigation settlements was nominal compared to the prior year quarter.

Other Expense

Other expense in the three months ended September 30, 2012 was attributable primarily to a loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Income tax provision	$10,528	$9,494	$1,034	10.9%
Effective income tax rate	39.0%	36.0%

The increase was primarily due to a $0.7 million increase in taxable income as a result of increased operating profits. The effective rate for the three months ended September 30, 2012 was unfavorably affected by a research and experimentation credit that was in effect in the prior year which Congress has not yet extended for 2012 and unfavorable return-to-provision adjustments compared to the prior year period.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Sales

The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Innovative Fusion	$180,549	$167,817	$12,732	7.6%
Disruptive Technology	104,909	75,668	29,241	38.6%
Total sales	$285,458	$243,485	$41,973	17.2%
The increase in total sales was attributable primarily to an increase in sales of our disruptive technology products, led by new products launched in 2011 and 2012. Innovative fusion sales increased due to strong sales of pedicle screw and interbody systems. Each of these systems increased in international markets.

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
United States	$263,710	$229,340	$34,370	15.0%
International	21,748	14,145	7,603	53.8%
Total sales	$285,458	$243,485	$41,973	17.2%
Sales growth in the United States was due primarily to increased sales of our disruptive technology products and increased market penetration in existing territories. We believe there is significant opportunity to strengthen our position in new and existing markets and in new sales territories by increasing the size of our U.S. sales force.

The increase in international sales was attributable to increased market penetration in existing territories and the addition of new sales territories, as we increased our international presence by selling in countries in the nine months ended September 30, 2012 in which we had no sales in the nine months ended September 30, 2011. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.
Cost of Goods Sold

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Cost of goods sold	$55,642	$49,309	$6,333	12.8%
Percentage of sales	19.5%	20.3%

The increase in cost of goods sold was due primarily to $6.2 million of increased sales volume, an increase of $2.3 million in depreciation of surgical instruments and cases, distribution and other costs, partially offset by a $2.2 million decrease in inventory reserves and write-offs.
Research and Development Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Research and development	$20,698	$17,691	$3,007	17.0%
Percentage of sales	7.3%	7.3%

The increase in research and development expenses was due primarily to an increase of $1.9 million in employee compensation including taxes, benefits and stock compensation and an increase of $1.6 million in supplies and outside services, partially offset by a decrease of $0.5 million in clinical trial and other costs.
Selling, General and Administrative Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Selling, general and administrative	$124,236	$102,529	$21,707	21.2%
Percentage of sales	43.5%	42.1%

The increase in selling, general and administrative expenses was due primarily to an increase of $15.1 million in compensation costs in the United States to support increased sales volume and company growth, including hiring of additional sales representatives, inclusive of our Algea Therapies sales representatives, and general administrative personnel; an increase of $3.4 million to support international sales growth and expansion into new international territories; an increase of $2.1 million in U.S. sales and marketing expenses including travel and entertainment, training and other costs; and an increase of $1.1 million in legal and consulting fees, outside services and other related support costs. Costs associated with our Algea Therapies startup represented $5.8 million of the total $21.7 million change for the nine months ending September 30, 2012.

Provision for Litigation Settlements

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Provision for litigation settlements	$(801)	$306	$(1,107)	(361.8)%
Percentage of sales	(0.3)%	0.1%

The decrease in provision for litigation settlements was due primarily to the favorable settlement of a lawsuit during the nine months ended September 30, 2012.

Other Expense

Other expense of $0.1 million in the nine months ended September 30, 2012 was attributable primarily to a loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.

Income Tax Provision

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2012	September 30, 2011	$	%
Income tax provision	$32,495	$26,243	$6,252	23.8%
Effective income tax rate	38.0%	35.7%

The increase was due primarily to a $12.1 million increase in taxable income as a result of increased operating profits. The effective rate for the nine months ended September 30, 2012 was unfavorably affected by the lack of a research and experimentation credit that was in effect in the prior year which Congress has not yet extended for 2012 and to a lesser extent, unfavorable return-to-provision adjustments recorded during the three months ended September 30, 2012 compared to prior year. Additionally, the effective rate for the nine months ended September 30, 2011 was favorably affected by the reversal of a $0.9 million tax provision related to a FIN 48 reserve resulting from the completion of IRS examinations with respect to the 2005 through 2008 tax years.

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
The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income	$16,487	$16,863	$53,064	$47,214
Interest (income)/expense, net	(13)	(5)	(75)	52
Provision for income taxes	10,528	9,494	32,495	26,243
Depreciation and amortization	4,612	4,326	13,500	12,202
EBITDA	31,614	30,678	98,984	85,711
Stock-based compensation	1,545	765	3,682	2,151
Provision for legal settlements	30	(78)	(801)	306
Change in fair value of contingent consideration	63	30	23	182
Adjusted EBITDA	$33,252	$31,395	$101,888	$88,350
Adjusted EBITDA as a percentage of sales	35.1%	37.3%	35.7%	36.3%

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$195,156	$142,668
Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$299,358	$229,504

In addition to our existing cash balance, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of September 30, 2012. We believe these sources, along with the net proceeds from our initial public offering, will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business. We expect to continue to make investments in surgical sets as we launch new products, increase the sizes of our U.S. and Algea Therapies sales forces, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, and cost increases and slower product development cycles resulting from a changing regulatory environment. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		Change
(In thousands)	September 30, 2012	September 30, 2011	$
Net cash provided by operating activities	$57,069	$53,758	$3,311
Net cash used in investing activities	(23,063)	(23,194)	131
Net cash provided by/(used in) financing activities	18,565	(14,654)	33,219
Effect of foreign exchange rate changes on cash	(83)	(282)	199
Increase in cash and cash equivalents	$52,488	$15,628	$36,860

Cash Provided by Operating Activities

The increase in net cash provided by operating activities was attributable primarily to a $5.9 million increase in net income, a $6.8 million increase in the change in accounts payable and accounts payable to related party, a $0.9 million increase in the change in accrued expenses and other liabilities, partially offset by a $3.5 million increase in the change in inventories (primarily to support new and pending product launches as well as to support existing product sales), a $4.4 million increase in the change in accounts receivable (primarily due to increased days sales outstanding for US receivables), and a net $4.4 million increase in the change in income taxes and deferred income taxes.
Cash Used in Investing Activities
The decrease in net cash used in investing activities was attributable to $7.5 million of cash payments in connection with acquisitions in 2011 compared to the $6.0 million of payments for the 2012 acquisition, along with an increase of $1.3 million in purchases of property and equipment in the current year compared to the prior year period.
Cash Used in Financing Activities
The increase in cash provided by in financing activities was attributable primarily to $21.0 million net cash proceeds from our initial public offering, along with $10.0 million paid to repurchase common stock in 2011 and $5.3 million for the repayment of our long term debt in 2011.

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
In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. Under the revised guidance, we may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our financial position or results of operations.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. For example, these inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in a number of legal proceedings, suits and claims.  These matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I, Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 10. Commitment and Contingencies” above.

In addition, we are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operation results, please see our prospectus filed with the SEC on August 3, 2012 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-1, as amended, under the headings “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements,” and our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2012 under the heading “Part II - Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities
During the third quarter of 2012 and subsequent to our IPO, we issued to our directors, officers, employees, consultants, and other service providers an aggregate of 578,106 shares of our Class A common stock pursuant to exercises of options granted under our Amended and Restated 2003 Stock Plan and our 2008 Stock Plan at per-share exercise prices ranging from $0.11 to $11.86.
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

Use of Proceeds
On August 2, 2012, our registration statement on Form S-1 (File No. 333-180426) was declared effective for our IPO. Pursuant to that registration statement, we registered the sale of 9,583,333 shares of Class A common stock at $12.00 per share, of which 2,083,333 shares were sold by us and 6,250,000 shares were sold by selling stockholders, plus 1,250,000 additional shares to cover the underwriters’ overallotment option, all of which were sold by selling stockholders. On August 8, 2012, we closed the IPO and the exercise of the underwriters’ overallotment. These sales were made at the IPO price of $12.00 per share, for an aggregate gross offering price of $25.0 million for the shares sold by us, and $90.0 million for the shares sold by selling stockholders. We did not receive any proceeds from the sale of securities by selling stockholders. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Piper Jaffray & Co., Leerink Swann LLC, Canaccord Genuity, William Blair & Company, L.L.C., and Oppenheimer & Co. Inc. were the underwriters for the offering. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.
We paid to the underwriters underwriting discounts and commissions totaling approximately $1.75 million, and we incurred additional costs of approximately $2.3 million in connection with the offering, which amounted to total fees and costs of approximately $4.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $21.0 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of their affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 3, 2012 pursuant to Rule 424(b).
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated August 20, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q/A filed on September 19, 2012).

3.4	Amended and Restated Bylaws of Globus Medical, Inc. (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 filed on March 29, 2012).

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

_______
*	Filed herewith.

**	Furnished herewith.

†
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.
(Registrant)

Dated:	November 2, 2012	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer

Dated:	November 2, 2012	/s/ RICHARD A. BARON

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

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated August 20, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q/A filed on September 19, 2012).

3.4	Amended and Restated Bylaws of Globus Medical, Inc. (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 filed on March 29, 2012).

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

_______
*	Filed herewith.

**	Furnished herewith.

†
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.