Form 10-K
period 2012-12-31
GLOBUS MEDICAL INC
filed 2013-03-05
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File No. 001-35621

GLOBUS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3744954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2560 General Armistead Avenue, Audubon, PA	19403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code:
(610) 930-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

 Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of June 30, 2012 is not provided because the registrant’s common equity did not commence trading on New York Stock Exchange until August 3, 2012.

The number of shares outstanding of the registrant’s common stock (par value $0.001 per share) as of February 28, 2013 was 91,858,583 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2012, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statements as a result of new information, events or circumstances or other factors arising or coming to our attention after the date hereof.

Item 1. Business

Overview

Globus Medical, Inc. (“Globus,” “we,” “us” or “our”) is a medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing products that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 110 products and offer a comprehensive portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches. We were formed in 2003 and have grown our sales to $386.0 million in 2012. We have been able to achieve our success while maintaining strong profit margins. For the year ended December 31, 2012, we had $136.6 million of Adjusted EBITDA, representing an Adjusted EBITDA margin of 35.4%, and $73.8 million of net income.

All of our products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products address a broad range of spinal fusion surgical procedures. Spinal fusion is a surgical procedure to correct problems with the individual vertebrae, the interlocking bones making up the spine, by preventing movement of the affected bones. We believe our Innovative Fusion products demonstrate features and characteristics that provide advantages for surgeons and contribute to better outcomes for patients as compared to traditional fusion products. These advantages have enabled us to grow our sales at a faster rate than the broader spine industry. We define Disruptive Technologies as those that represent a significant shift in the treatment of spine disorders by allowing for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care. We expect the increased use of Disruptive Technologies to improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Our current portfolio of approved and pipeline products includes a variety of Disruptive Technology products, which we believe offer material improvements to fusion procedures, such as minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products and advanced biomaterials technologies, as well as interventional pain management solutions, including treatments for vertebral compression fractures. For the year ended December 31, 2012, our sales were $238.7 million from Innovative Fusion products and $147.3 million from Disruptive Technology products, representing year-over-year growth rates of 6.4% and 37.5%, respectively.

We expect the market for Disruptive Technologies to grow faster than the traditional fusion market and to expand the overall addressable population of patients seeking surgical treatment for spine disorders. We believe we are well positioned to capitalize on this higher-growth segment of the spine market given our multiple existing commercialized products and several products in various stages of development. In addition, we believe we are well positioned to increase sales of our Innovative Fusion products at a rate faster than the broader spine industry because of the advantages our products offer compared to traditional fusion products.

Our product development engine is the name we give to our particular approach to product development, which we believe is unique and highly efficient. It employs an integrated team approach to product development that involves collaboration among surgeons, our engineers, our dedicated researchers, our highly-skilled machinists, and our clinical and regulatory personnel. We believe that utilizing these integrated teams, as well as our extensive in-house facilities, enables us to design, test, and obtain regulatory approvals of our products at a faster rate than our competitors. We emphasize the importance of developing new products that are improvements to existing technologies and offerings, including our own, which we believe results in superior offerings that drive the demand for our products.

Our product development engine allows us to develop products that we believe provide advantages for surgeons and contribute to better outcomes for patients. We also believe the use of our products reduces costs as a result of lower morbidity rates, shorter patient recovery times and shorter hospital stays.

We market and sell our products through our exclusive global sales force. As of December 31, 2012, we had a direct or distributor sales presence in the United States and in 24 countries outside the United States. In addition, we have hired a separate sales force to market and sell our current and planned interventional pain management products, including our existing AFFIRM® kyphoplasty product, which we market under the trade name Algea Therapies®. We expect to continue to increase the number of our direct and distributor sales representatives, both in the United States and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the planned expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.

Recent Developments

During the year ended December 31, 2012, we launched 14 new products, achieved a new milestone and completed an acquisition, all in furtherance of our strategic initiatives. In September 2012, we received our first U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”), for our SECURE®-C Cervical Artificial Disc (see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” below). Clinical data from a 380 patient investigational device exemption (“IDE”) study demonstrated that SECURE-C® is statistically superior to anterior cervical discectomy and fusion in terms of overall success, subsequent surgery at the index level, device-related adverse events, and patient satisfaction at 24 months.

In July 2012, we acquired the assets of a small company with operations in the United States and Germany, including a new product designed to treat vertebral compression fractures (“VCFs”). For more information about this acquisition, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 3. Business Acquisitions.”

Industry Overview

Overview of Spine Anatomy

The spine consists of interlocking bones, called vertebrae, stacked on top of one another. Vertebrae are separated from each other by intervertebral discs, which act as shock absorbers, and are connected to each other by facet joints, which provide flexibility. Supportive soft tissues including ligaments, tendons and muscles are attached to two laminae, which provide stability to the vertebral segment. The spinal cord runs through the center of the spine, or spinal canal, carrying nerves that exit through openings between the vertebrae, referred to as foramen, and deliver sensation and control to the entire body.

The spine is comprised of five regions, of which there are three primary regions: the cervical, thoracic and lumbar regions. The cervical region consists of the first seven vertebrae (C1-C7) extending from the base of the skull to the shoulders and facilitates movement of the head and neck. The thoracic region consists of the 12 vertebrae in the middle of the back (T1-T12) and each vertebra is connected to two ribs that protect the body’s vital organs. The lumbar region consists of five vertebrae in the lower back (L1-L5) and is the primary load-bearing region of the spine. The final two regions of the spine, the sacrum (S1-S5) and coccyx, consist of naturally fused vertebrae connected to the hip bones to provide support and protect organs in the pelvic area. With regard to anatomical terms of surgical location, anterior refers to access from the front, posterior refers to access from the back and lateral refers to access from the side.

Overview of Spine Disorders

Spine disorders are a leading driver of healthcare costs worldwide. Spine disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative disc disease (“DDD”), stenosis, deformity, osteoporosis, tumors and trauma.

DDD describes the most common type of spine disorder, which primarily results from repetitive stresses experienced during the normal aging process. Disc degeneration occurs as the inner cores of intervertebral discs lose elasticity and shrink. Over time, these changes can cause the discs to lose their normal height and shock-absorbing characteristics, which leads to back pain and reduced flexibility. Herniated discs are a common form of degenerative disc disease and occur when the intervertebral disc material protrudes from the annulus. Symptomatic cervical disc disease (“SCDD”) is a gradual deterioration of the spongy discs in the neck leading to problems related to nerve function that can cause pain and limit movement.

Spinal stenosis is a condition attributed to the narrowing of the space around the nerves in the lumbar spine. The resulting compression can lead to back and leg pain. This condition is often caused by the degenerative process in the spine and facet joints. Lumbar stenosis is a condition whereby either the spinal canal or vertebral foramen becomes narrowed in the lower back. If the narrowing is substantial, it causes compression of the nerves and the painful symptoms of lumbar spinal stenosis.

Spine deformity is a term used to describe any variation in the natural curvature of the spine. Natural curves help the upper body maintain proper balance and alignment over the pelvis. Common forms of deformity include scoliosis, which is a lateral or side-to-side curvature of the spine, extreme lordosis, which is an abnormal convex curvature of the lumbar spine, and extreme kyphosis, which is an abnormal concave curvature leading to a rounded back.

VCFs are fractures of the vertebrae that result in the collapse of the vertebral body. These fractures, which can be very painful to the patient, are often the result of osteoporosis, which causes the vertebrae to weaken and become brittle, or spine tumors, but can also result from trauma.

Spine tumors are relatively rare. Benign tumors are typically removed surgically while malignant tumors are more difficult to treat and often originate in other areas of the body such as the lungs, thyroid or kidneys.

Treatments for Spine Disorders

Treatment alternatives for spine disorders range from non-operative conservative therapies to surgical interventions. Conservative therapies include bed rest, medication and physical therapy. When conservative therapies fail to provide adequate quality of life improvements, surgical interventions may be used to address pain. Surgical treatments for spine disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of any such implants. The most common surgical interventions include non-instrumented treatments such as discectomy, which is the removal of all or part of a damaged disc, and laminectomy, which is the removal of all or part of a lamina. Non-instrumented treatments have typically been used to treat patients earlier in the continuum of care than instrumented treatments. The most common instrumented treatment is spinal fusion, where two or more adjacent vertebrae are fused together with implants to restore disc height and provide stability. As Disruptive Technologies continue to gain acceptance, we expect that they will allow surgeons to use instrumented treatments earlier in the continuum of care as a preferred alternative to non-instrumented surgical intervention or conservative therapies.

Fusions are typically performed on the cervical or lumbar regions of the spine, and implants may include devices such as plates, pedicle screw and rod systems and interbody spacers.

Disruptive Technologies are designed to provide better patient outcomes in certain situations through the use of MIS techniques, by allowing the patient to retain some motion in the affected area, or by using biomaterials or interventional pain management solutions, such as treatments for VCFs to speed healing time or improve patient outcomes. Disruptive Technologies may enable treatment with implants earlier in the continuum of care by addressing the shortcomings of traditional surgical interventions, which often include soft tissue disruption, long operating times, extended hospital stays and lengthy patient recovery times. Additionally, Disruptive Technologies may help a patient avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. As a result, we expect the market for Disruptive Technologies to grow faster than the market for traditional fusion and expand the addressable patient population for spine surgery.

Growth Drivers

We believe the spine market will continue to experience growth as a result of the following market influences:

•
Favorable patient demographics. The number of people over the age of 65 is large and growing. Improvements in healthcare have led to increasing life expectancies worldwide and the opportunity to lead more active lifestyles at advanced ages. These trends are expected to generate increased demand for spine surgeries.

•
Improving technologies leading to increased use of fusion procedures. Due to the longevity of its practice and acceptable clinical outcomes, fusion has become a standard treatment option for patients presenting more advanced stages of spine disease. We expect that the development of improved fusion products will continue to contribute to spinal fusion as a leading treatment for advanced stages of spine disease.

•
Disruptive Technologies driving earlier interventions and creating an expanded patient base. Disruptive Technologies are gaining increasing acceptance among patients and surgeons because they allow for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care, all of which can result in better outcomes for patients. We believe surgeons and patients who would otherwise choose more conservative nonsurgical treatment plans with sub-optimal results may elect a surgical option utilizing Disruptive Technologies to treat spine disorders. As a result, Disruptive Technologies are expected to drive accelerated growth and increase the size of the addressable patient population for spine surgery.

•
Continued market penetration internationally. While the United States comprises approximately 5% of the worldwide population, we believe that approximately half of all spine surgeries occur in the United States. We believe that improvements to the standard of care, including the introduction of new products and the expansion of international sales forces, will increase demand for spine products outside of the United States.

Our Competitive Strengths

We are focused exclusively on the spine market, and our senior leadership team has over 200 years of collective experience in the spine and medical device industries. We believe that this focus and experience, combined with the following principal competitive strengths, will allow us to grow our sales faster than our competitors and the overall spine industry:

•
Comprehensive and broad portfolio of Innovative Fusion products. We have a comprehensive portfolio of Innovative Fusion products that addresses a broad array of spinal pathologies, anatomies and surgical approaches. We believe our Innovative Fusion products demonstrate features and characteristics that provide advantages for surgeons and contribute to better outcomes for patients as compared to traditional fusion products. Our differentiated product portfolio allows us to offer a wide variety of treatment options and effectively market our entire product portfolio to surgeons who may initially be familiar with only a subset of our products. In addition, because surgeons and hospitals typically prefer to deal with a limited number of vendors with broad product offerings, our portfolio of products enables us to compete effectively.

•
Well-positioned Disruptive Technology products. We expect the market for Disruptive Technologies to grow faster than the traditional fusion market. We currently have a comprehensive and broad portfolio of MIS, motion preservation and advanced biomaterials products, with two additional products addressing motion preservation in clinical trials and other pipeline products in various stages of development. We believe our current portfolio and pipeline of Disruptive Technology products provide improved patient outcomes, reduce overall costs and position us to capitalize on the growth in this market.

•
Integrated product development engine. We believe that we have a unique and highly efficient approach to product development that significantly reduces the time required to advance a potential product from concept to commercialization. We have historically utilized our product development engine to bring substantially all of our products to market and have not relied upon acquisitions to grow our business. Our integrated teams of surgeons, engineers, dedicated researchers, highly-skilled machinists, and clinical and regulatory personnel work together to conceptualize, evaluate, and develop potential new products through an iterative process that allows for rapid product development. In addition, our regulatory and clinical affairs teams have a proven ability to work effectively with regulatory agencies worldwide to obtain approvals to market our products. The combination of our research, development, clinical and regulatory expertise allows us to react quickly to evolving surgeon and patient needs, address new treatment options, and introduce several new products annually.

•
Exclusive U.S. sales force with broad geographic scope. We have made, and intend to continue to make, significant investments in our exclusive U.S. sales force. Our direct and distributor sales representatives are highly trained in the clinical benefits of our products and frequently consult with surgeons and surgical staff inside the operating room regarding the use of our products. We believe the size, expertise and exclusive nature of our U.S. sales force enable us to maximize our market penetration and continue to expand our geographic presence.

•
Demonstrated track record of profitability with established scale. We have made investments in our infrastructure that have allowed us to accelerate development and commercialization of our products, and maintain strong profit margins typically associated with our larger competitors. We have launched over 110 products and experienced significant growth in sales since our founding in 2003, while remaining focused on generating operating cash flow and net income. We were formed in 2003 and have grown our sales to $386.0 million in 2012. Our disciplined approach has contributed to Adjusted EBITDA of $136.6 million and net income of $73.8 million for the year ended December 31, 2012.

Our Strategy

Our goal is to become the leader in providing innovative solutions across the continuum of care in the spine market. To achieve this goal, we are employing the following business strategies:

•
Leverage our product development engine. We plan to continue to develop both Innovative Fusion products and Disruptive Technology products using what we believe to be a unique and highly efficient product development engine. We believe our team-oriented approach, active surgeon input and demonstrated product development and commercialization capabilities position us to maintain a rapid rate of new product launches. As of the date of this Annual Report, we had over 30 potential new products in various stages of development and we expect to launch approximately five to ten new products in each of the next three years.

•
Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our U.S. sales force. We expect to continue to increase the number of our direct and distributor sales representatives in the United States to expand into new geographic territories and to deepen our penetration in existing territories. We also intend to continue recruiting additional sales representatives strategically to grow our Algea Therapies® sales force. In addition to focusing our recruitment efforts on individuals with previous spine industry experience and demonstrated sales success, we will continue to provide our sales representatives with specialized development programs designed to improve their productivity.

•
Continue to expand into international markets. We have historically focused our commercialization efforts primarily on the U.S. market. However, we began selling our products in international markets in 2005 and sales generated from outside the United States of $30.4 million for the year ended December 31, 2012, a 48.6% increase from 2011. We expect to continue to increase our international presence through the commercialization of additional products and through the expansion of our direct and distributor sales force. As of December 31, 2012, we had an existing direct or distributor sales presence in 24 countries outside the United States.

•
Pursue strategic acquisitions and alliances. We intend to selectively pursue acquisitions and alliances in the future that will provide us with new or complementary technologies, personnel with significant relevant experience, or increased market penetration. We are currently evaluating a number of possible acquisitions or strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

Products

We currently offer over 110 Innovative Fusion and Disruptive Technology products. We summarize below a selection of these products.

Innovative Fusion

Our products address the entire spine with Innovative Fusion products for use in cervical, thoracolumbar, sacral, and interbody/corpectomy fusion procedures to treat degenerative, deformity, tumor, and trauma conditions. We believe that our Innovative Fusion products demonstrate features and characteristics that enable us to provide advantages over traditional fusion products that help improve surgical techniques and may contribute to better outcomes for patients. For example, our comprehensive REVERE® pedicle screw and rod system incorporates a convenient non-threaded locking cap design that eases building of thoracolumbar fixation constructs to readily adapt to the patient’s anatomy and condition, for a range of clinical applications. Certain other of our products, such as our XPAND® and FORTIFY® corpectomy devices that incorporate smooth expansion capability, have a range of size options for optimal fit, and are manufactured from radiolucent polyetheretherketone (“PEEK”) to allow for postoperative radiographic visualization. Certain of our other products, such as our COALITION® and INDEPENDENCE® stand-alone interbody fusion devices, simplify the surgical technique by reducing steps and hardware while providing confident stabilization. The depth of our Innovative Fusion portfolio encompasses treatment modalities from the occiput to the sacrum, with novel designs and features that provide key improvements to the standards of care. We also build on proven technologies to continuously upgrade our offerings, including multiple cervical plating systems, both top-loading and posted screw systems, and a range of interbody implant and approach options.

Disruptive Technologies

We believe we are well positioned to capitalize on this higher-growth segment of the spine market given our multiple existing commercialized products and several products in various stages of development. We have a comprehensive and broad product portfolio and pipeline of Disruptive Technologies, including MIS, motion preservation, and advanced biomaterials technologies, as well as interventional pain management solutions, including treatments for VCFs. Our MIS products enable a surgeon to perform a procedure less invasively to minimize tissue disruption and maximize native anatomy, which may lead to better patient recovery and fewer approach-related complications. For example, our MARS™ 3V retractor system facilitates smaller incisions with the use of positionable radiolucent retractor blades to access the surgical site and to allow both direct and radiographic visualization. Our CALIBER®, RISE® and SIGNATURE® interbody spacers are designed for reliable delivery through smaller MIS incisions with streamlined implants and instruments. Our REVOLVE® pedicle screw system is designed for MIS screw and rod insertion through small incisions, and utilizes a convenient non-threaded locking cap design. Other Disruptive Technology products, such as TRANSITION®, provide for stabilization that is less rigid than traditional pedicle screw systems for more natural load distribution to help promote fusion while maintaining stability. Similarly, our motion preservation products, such as SECURE®-C and SECURE®-CR, are next-generation arthroplasty devices that allow segmental motion, are semi-constrained to enhance stability, and provide alternatives to fusion in the treatment of degenerative conditions. Our advanced biomaterials products, including MICROFUSE® resorbable bone void filler and CONDUCT® ceramic-collagen, are well suited for posterolateral fusion procedures in which our innovative stabilization systems are also used. Our AFFIRM® product allows for the treatment of painful VCFs earlier in the continuum of care.

A selection of the 14 new products we launched in 2012 is presented below:

Selected Product	Description	Region
MARS™ Anterior Retractor	Retractor system for a minimal access retroperitoneal approach	United States International
RISE®	Expandable lumbar interbody fusion device that may be implanted using open or endoscopic techniques	United States International
CALIBER®-L	Expandable lateral lumbar interbody fusion device with PEEK endplates	United States International
AFFIRM®	Minimally invasive vertebral augmentation system for the treatment of VCFs	United States International
CANOPY™	Plate and spacer system for posterior laminoplasty	United States International
SECURE®-C	Selectively constrained dual articulating cervical disc replacement device	United States International
XEMPLIFI® DBM	Osteoinductive and osteoconductive demineralized bone matrix in several forms	United States International
PLYMOUTH®	Minimally invasive cervical plate system designed to provide stabilization through a lateral approach.	United States International
FORTIFY®	PEEK and titanium self-locking expandable corpectomy device with modular endplates	United States
REVERE® 4.5	Comprehensive pedicle screw and rod system with non-threaded locking mechanism, to treat complex spinal deformities in pediatric and small stature, skeletally mature patients.	United States International

Clinical Development Programs

In addition to the products we currently market, we continue to develop and test novel spine products. As we focus our attention on developing more Disruptive Technologies, we are required to conduct clinical trials in order to obtain FDA approval or clearance to market some of those Disruptive Technologies. We recently received our first FDA PMA for our SECURE®-C cervical artificial disc and are currently conducting various clinical trials under FDA-approved IDEs, including the following:

ACADIA® Facet Replacement System

The current treatment for spinal stenosis calls for removal of bone around the affected nerve including the facet joints and fusing the posterior of the spine to ensure the segments remain stable. The ACADIA® Facet Replacement System allows for an anatomic reconstruction of the facet joint after the degenerated facet is decompressed and removed.

ACADIA® has been designed on the principles that have allowed other total joint replacement procedures to provide significant patient benefits. These guiding principles include an anatomically based implant design, a reproducible surgical technique, and the preservation of motion while addressing the clinical concern. Like the original facet joint, the replacement implant is designed to reproduce facet motion while restoring normal stability and motion.

We acquired the assets of Facet Solutions, developers of ACADIA®, in January 2011. Two U.S. IDE studies are in progress to study the use of ACADIA® in patients suffering from spinal stenosis. A 20-patient pilot study was enrolled prior to the acquisition, and a pivotal study was underway with 130 patients enrolled at the time of the acquisition. The prospective randomized pivotal study of ACADIA® may enroll and treat up to 750 patients randomly selected for the treatment or control arm in a 2:1 ratio. As of December 31, 2012, 214 patients have been enrolled and treated in the study. Postoperative follow-up data is obtained at six weeks, three months, six months, 12 months, 24 months and annually thereafter. ACADIA® is CE marked and is available for sale in certain jurisdictions outside the United States.

TRIUMPH® Lumbar Disc

The TRIUMPH® Lumbar Disc, which is used in the treatment of lumbar DDD, is a posterolateral artificial disc that permits motion and is the first device of its kind to be inserted from a posterolateral approach.

TRIUMPH® is an articulating device comprised of two cobalt-chrome alloy components with multiple serrated keels for fixation, and titanium plasma spray coating to promote bony ingrowth. The two endplate surfaces are biconvex to conform to the vertebral endplates. The device allows for motion in all planes regardless of insertion angle, which can vary depending on surgical needs. This approach enables a surgeon to address the patient’s posterior pathology, as needed, and to maintain important anterior anatomical structures. The device is placed obliquely across the disc space, and has features that guide alignment in the anteroposterior and lateral planes.

An IDE pilot study is being conducted on TRIUMPH® in patients suffering from back and/or leg pain associated with DDD. A total of 20 patients have been enrolled and treated with TRIUMPH®. We plan to submit the required data obtained through the IDE pilot study to the FDA to gain support for a larger randomized pivotal study comparing TRIUMPH® to traditional fusion in the control arm. TRIUMPH® is CE marked and is available for sale in certain jurisdictions outside the United States.

Product Development and Research

The markets in which we operate are subject to rapid technological advancements. We must constantly improve our existing products and introduce new products in order to continue to succeed. Accordingly, we have made significant investments in our product development and research capabilities. For the years ended December 31, 2012, 2011 and 2010, we spent $27.9 million, $23.5 million and $21.3 million, respectively, on research and development.

Our senior management team founded Globus with a goal of leveraging their experience in the spine industry to develop a distinctive product development process that could significantly reduce the length of time between a product’s concept stage and commercialization. We have created what we believe to be a unique and highly efficient product development engine that employs an integrated team approach to product development that involves collaboration between surgeons, our engineers, our dedicated researchers and our highly-skilled machinists, as well as our clinical and regulatory personnel. This product development team formulates a design for the product and then builds and tests prototypes in our in-house prototype development and testing facility. As part of the development process, spine surgeons test the implantation of the product in our cadaveric laboratory to ensure it meets the needs of both surgeon and patient. Our team quickly refines or redesigns the prototype as necessary based on the results of the product testing, allowing us to perform rapid iterations of the design-prototype-test development cycle. We believe that our product development engine allows us to provide solutions that effectively respond to the needs of spine surgeons and their patients.

Our regulatory and clinical affairs department works in parallel with our product development teams, allowing us to anticipate and resolve issues at early stages in the development cycle. Our regulatory and clinical affairs personnel are committed to timely and responsive communication with regulatory agencies. Though regulatory requirements are constantly changing and continued success cannot be assured, we have demonstrated an ability to gain rapid regulatory approvals of our Innovative Fusion products and Disruptive Technologies. We have demonstrated success in rapid product development, as we have successfully introduced over 110 products since we were founded in 2003 and intend to continue to launch five to ten new products in each of the next three years.

Our product development efforts are supported by our in-house research capabilities. We believe that centralizing and consolidating the critical elements of the product development and commercialization process in one facility allows us to bring products from the concept stage to the market rapidly in order to respond to surgeon and patient needs. We have the following resources at our corporate headquarters:

•
A mechanical testing laboratory that provides a modern, fully-equipped facility for product testing. This capability is critical to our rapid product development process that relies on multiple iterations of the design-build-test cycle.

•	Our clinical research group gathers and performs postmarket clinical research and collects data that supports our product development and sales efforts.

•
A spinal kinematics laboratory contains our proprietary six degrees of freedom machine that we developed to biomechanically test cadaveric specimens. The six degrees of freedom machine enables us to simulate accurately and replicate the movement of the human spine. This enables spine surgeons and engineers to study the kinematics and kinetics of the human spine and the effects of various treatments and surgical techniques using our products.

•
A tribology laboratory with machines that study the wear behavior of various bearing surfaces. This research is critical to the development of the next generation of Disruptive Technology products using newer bearing surfaces.

•
A cadaveric laboratory simulates the operating room environment for product testing and training. This allows our product development team, including surgeons, to ensure our products meet all of their specifications and enables surgeons to develop a high level of comfort and aptitude in using the products.

•
A materials characterization laboratory including a scanning electron microscope, energy dispersive spectroscopy and differentiated scanning calorimetry that allows us to view images of a device’s surface to determine certain of its properties, such as topography and composition. This laboratory enables us to model and analyze failures of certain device mechanisms, such as a material’s stress points, in order to improve our products.

•
A computational laboratory built around a high-powered computer that conducts detailed mathematical modeling of discrete elements of a device in order to determine that device’s behavior under various loading conditions. We use this mathematical modeling as a supplement to other testing methods in the design process.

Spine Community Involvement and Education

One of the defining elements of our business is the extent of our involvement in the spine surgeon community. Spine surgeons participate in various aspects of our strategy, research, product development and education through formal programs such as our Medical Board of Directors and our Strategic Advisory Board. We also have extensive informal contact with spine surgeons. For example, surgeons are invited to our corporate headquarters to interface with our executive team, review our product portfolio, participate in bioskills labs, observe surgical procedures and interact with our product development teams. Members of all product development groups and other executives routinely conduct field visits with our spine surgeon constituency. Feedback from these interactions helps us understand practitioners’ needs and positions us to see key trends ahead of the competition.

We are committed to the advancement of spine care through our support of numerous educational and research programs geared towards spine surgeons, such as:

•	national and regional educational courses;

•	intensive hands-on cadaveric training on new products and new techniques;

•	research collaboration and support;

•	educational support; and

•	fellowship support.

We devote significant resources to training and educating surgeons in the safe and effective use of our products and techniques. In 2012, for example, we sponsored over 40 such programs in which over 500 surgeons participated. We have also made significant investments in the creation, staffing and program offerings of our Musculoskeletal Education and Research Center (“MERC”). Through MERC we offer educational and training programs both internally in our modern bioskills laboratory and 100 person lecture facility and externally through regionally-based didactic education and cadaveric bioskills training programs.

We are highly focused on the training of Disruptive Technologies through programs such as our Skin-to-Skin® Series programs that feature intensive two day MIS training programs on thoracolumbar interbody fusion procedures and our lateral lumbar interbody fusion labs. To complement these intensive cadaveric bioskills training programs, we also conduct a large number of product-based programs providing surgeons with informative didactic sessions coupled with hands-on-lab segments to allow surgeons to learn and experience new instrumentation and techniques.

We have a strong commitment to research performed in conjunction with surgeons from around the world. Many surgeons, particularly in non-academic settings, lack the resources to pursue academic investigation of areas of interest, and we actively support these research opportunities as well as opportunities in collaboration with leading academic institutions. Supported by a large, focused research team, these efforts range from basic biomechanical testing conducted internally with our six degrees of freedom machine to support major clinical outcomes studies. We are committed to providing the spine surgeon community with high quality research to support the new surgical techniques and novel product designs that we develop.

In addition to the programs offered by MERC, we actively participate in trade and industry organizations, including the North American Spine Society, the American Association of Neurological Surgeons and the International Society for the Advancement of Spine Surgery. We annually provide support to such professional organizations in the form of restricted educational grants and support of specific product workshop programs. Promising spine surgeons routinely seek educational fellowships as an important part of building strong clinical skills. We annually support these fellowships through academic institutions throughout the United States.

Sales and Marketing

We market and sell our products through our exclusive global sales force. As of December 31, 2012, we had a direct or distributor sales presence in the United States and in 24 countries outside the United States. In addition, we have hired a new sales force to market and sell our current and planned interventional pain management products, which we market under the trade name Algea Therapies®. Algea Therapies has a separate sales force because the physicians who use interventional pain management solutions are not limited to the neurosurgeons and orthopedic surgeons to whom our existing sales force currently markets our other products. In addition to these surgeons, our Algea Therapies® sales force will also call on interventional radiologists and pain management physicians to sell these new products. We intend to recruit additional sales representatives strategically to grow that business. We expect to continue to increase the number of our direct and distributor sales representatives, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.

We have developed an intensive training program that all members of our direct and independent sales force are required to attend. We expect that they will continue to develop a depth of knowledge and understanding of our products that will allow them to more effectively and efficiently generate sales.

Our sales representatives are present in the operating room during most surgeries in the United States and in many, but not all, of the other countries in which our products are sold. Our representatives have the responsibility to confirm that all of the items needed in the surgery are sterilized and available to the surgeon and surgical staff. Various sizes and quantities of implants are made available to be able to satisfy varying surgical requirements and patient anatomy, along with numerous surgical instruments and cases needed to safely perform the surgery and implantation. As our products are used in surgeries, we ship replacement items to our sales representatives and hospitals to replenish their supply.

All of our independent distributors are compensated solely on commission. Most of our new direct sales representatives start with a compensation arrangement that is largely based on salary. Our goal is to have members of our direct sales force move toward a compensation model based solely on commission as they become familiar with our products and drive higher sales.

Suppliers and Inventory

Our products are generally manufactured through a network of over 100 international and domestic third-party suppliers.  Our suppliers utilize state-of-the-art, high precision, computer-aided manufacturing equipment to manufacture our products.  We have focused on developing a strong supplier base as part of our manufacturing strategy.  Our relationship with our suppliers enables significant interaction between our design engineers and project managers and the suppliers' engineers and schedulers to work through issues arising during the entire product development cycle.  Many of our suppliers, including our largest suppliers, are located within a 100-mile radius of the Philadelphia area, which affords our engineers and other members of our product development team the opportunity to work closely with them to commercialize our products.

We select our suppliers carefully.  Our internal quality assurance group evaluates the potential vendor through formal vendor approval process before we enter into a relationship with it.  Suppliers that meet our internal quality assurance standards are added to our approved supplier list. All of our suppliers who provide us with implants or human tissue are ISO-13485 certified, meaning they meet the International Organization for Standardization, or ISO, requirements for the manufacture of medical devices, and/or accredited by the American Association of Tissue Banks.  Our quality assurance group conducts periodic audits to ensure continued compliance with our standards.  With every shipment of inventory that we receive, our suppliers provide a certificate of compliance with our quality control standards.  Our receiving group also performs inspections, packaging and labeling onsite at our headquarters facility.

We generally use a small number of suppliers for each of our key products for added reliability.  A small percentage of our products, chiefly some of our advanced biomaterials, are manufactured in-house at our headquarters.  We also use our facilities for inspection, packaging and labeling a large percentage of our inventory.  A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the United States.  We believe our supplier relationships and facilities will support our potential capacity needs for the foreseeable future.

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability.  To date, we have not experienced significant difficulty in locating and obtaining the materials necessary to fulfill our production requirements, and we have not experienced a meaningful backlog of sales orders.

We stock inventory in our warehouse facilities and retain title to consigned inventory which is maintained with our field representatives and hospitals in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times and quantities required to maintain service levels.

Intellectual Property

We proactively protect our innovations by filing numerous U.S. and foreign patent applications and our growing intellectual property portfolio reflects significant investment. Complementing our internally-developed intellectual property holdings, we have also acquired intellectual property via the strategic purchase of patents in areas in which we have wished to commercialize products. We employ in-house intellectual property lawyers who oversee the maintenance of our intellectual property assets. As of December 31, 2012, we owned 135 issued U.S. patents (122 utility patents; 13 design patents) and had applications pending for 279 U.S. patents (272 utility patent applications; seven design patent applications), and we owned 51 issued foreign patents and had applications pending for 94 foreign patents. One of our issued patents expires in March 2015 and the rest of our issued patents expire between November 2019 and October 2031.

Our trademark portfolio contains 87 registered trademarks and 45 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines. The following list includes all registered marks and pending marks. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

We also rely upon trade secrets, know-how, continuing technological innovation, and may in the future rely upon licensing opportunities, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Although we believe our patents are valuable, we also believe that our knowledge and experience and our trade secret information with respect to development and manufacturing processes, materials and product design have been equally important in maintaining our proprietary product lines. As a condition of employment, we generally require employees to execute a confidentiality agreement relating to proprietary information and assigning patents and other intellectual property to us.

Competition

We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive, which together represent a significant portion of the spine market. We also compete with smaller spine participants such as Alphatec Spine, Orthofix International, and Zimmer. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can.

We compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business.

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. The spine market is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement and are safer, less invasive and more effective than alternatives available for similar purposes. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.

Government Regulation

Our business is subject to extensive federal, state, local and foreign regulations. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change.

Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.

U.S. Food and Drug Administration Regulation

Our products are medical devices and tissues subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product safety;

•	post-market adverse event reporting;

•	post-market surveillance;

•	product labeling;

•	product storage;

•	record keeping;

•	pre-market clearance or approval;

•	post-market approval studies;

•	advertising and promotion; and

•	product sales and distribution.

FDA’s Pre-market Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, requiring approval of a PMA application. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

510(k) Clearance Pathway

To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre-market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application. We have made and plan to continue to make minor additional product enhancements that we believe do not require new 510(k) clearances. In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k)s and additional requirements that may significantly impact the process.

Pre-market Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, preclinical and clinical trials, data and manufacturing and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulations (“QSRs”) which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials

A clinical trial is almost always required to support a PMA application and may be required for a 510(k) pre-market notification. These trials generally require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. During a study, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. The FDA’s grant of permission to proceed with clinical testing does not constitute a binding commitment that the FDA will consider the study design adequate to support clearance or approval. In addition, there can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. ACADIA® and TRIUMPH® are currently in human clinical trials under IDEs. We expect to launch additional clinical trials under IDEs for devices which we also expect will be required to undergo the PMA process. Our clinical trials must be conducted in accordance with FDA regulations and other federal regulations and state laws concerning human subject protection and privacy. The results of our clinical trials may not be sufficient to obtain clearance or approval of our product.

Human Cell, Tissue and Cellular and Tissue Based Products

We currently distribute MAINTAIN® machined allograft and XEMPLIFI® demineralized bone matrix, both of which are manufactured by third-party suppliers. Tissue-only products are regulated by the FDA as Human Cell, Tissue and Cellular and Tissue Based Products. FDA regulations do not currently require 510(k) clearance or approval of a PMA application before marketing these products. Tissue banks must register their establishments, list products with the FDA and comply with Current Good Tissue Practices for Human Cell, Tissue and Cellular and Tissue Based Product Establishments.

The FDA periodically inspects tissue processors to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of the Current Good Tissue Practices (“CGTPs”), although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the CGTPs regulations that regulate those functions are dependent upon the actions of these independent entities.

The procurement and transplantation of allograft bone tissue is subject to U.S. federal law pursuant to the National Organ Transplant Act (“NOTA”), a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. With the exception of removal and implantation, we provide services in all of these areas. We make payments to vendors in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with the requirements of NOTA could result in enforcement action against us.

The procurement of human tissue is also subject to state anatomical gift acts and some states have statutes similar to NOTA. In addition, some states require that tissue processors be licensed by that state. Failure to comply with state laws could also result in enforcement action against us.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, regardless of its classification or pre-market pathway, numerous regulatory requirements apply. These include, but are not limited to:

•	establishing registration and device listings with the FDA;

•	quality system regulation, which requires manufacturers to follow stringent design, testing, process control, documentation and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for uncleared or unapproved, i.e. “off-label,” uses and impose other restrictions on labeling;

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”) that may present a risk to health; and

•	requirements to conduct post-market surveillance studies to establish continued safety data.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	untitled letters or warning letters;

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or PMA of new products;

•	withdrawing 510(k) clearance or PMAs that are already granted; and

•	criminal prosecution.

We are subject to unannounced device inspections by the FDA, the Office of Compliance, the Center for Devices and Radiological Health, and the Center for Biologics Evaluation and Research, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal tissue licensing regulations. These inspections may include our suppliers’ facilities.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area (“EU/EEA”) requires CE conformity mark in order to market medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval although others, such as Brazil, Canada and Japan require separate regulatory filings.

In the EEA, our devices are required to comply with the essential requirements of the EU Medical Device Directive. Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Device Directive, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EEA to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification we can draw up an EC Declaration of Conformity which allows us to affix the CE mark to our products. We have now successfully passed several Notified Body audits since our original certification in February 2006, granting us ISO registration and allowing the CE conformity marking to be applied to certain of our devices under the EU Medical Device Directive.

Additionally in the EEA, the procurement, testing, processing, preservation, storage and distribution of human tissues and cells is subject to the requirements of the laws of individual EEA Member States implementing Directive 2004/23/EC, Directive 2006/17/EC and Directive 2006/86/EC.

Further, the advertising and promotion of our products in the EEA is subject to the laws of individual EEA Member States implementing the EU Medical Device Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State laws governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Sales and Marketing Commercial Compliance

Federal anti-kickback laws and regulations prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for, or to induce either the referral of an individual, or the purchase, order or recommendation of, any good or service paid for under federal healthcare programs such as the Medicare and Medicaid programs. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions.

In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Off-label promotion has been pursued as a violation of the federal false claims laws. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil and criminal penalties.

To enforce compliance with the federal laws, the U.S. Department of Justice (“DOJ”) has increased its scrutiny of interactions between healthcare companies and healthcare providers which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, the company may be required to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.

The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the U.S. Foreign Corrupt Practices Act (“FCPA”). Whenever a governmental authority concludes that we are not in compliance with applicable laws or regulations, that authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees and can recommend criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of devices we distribute.

Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective August 1, 2013.  Such information will be made publicly available in a searchable format beginning September 30, 2014. Device manufacturers will also be required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Third-Party Coverage and Reimbursement

We expect that, in the future, sales volumes and prices of our products may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as governmental programs including Medicare and Medicaid, private insurance plans and managed care programs. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payors and adequate payment for the resources used.

Physician coding for procedures is established by the American Medical Association. For coding related to spine surgery, the North American Spine Society is the primary liaison to the American Medical Association. The Centers for Medicare and Medicaid Services (“CMS”), the agency responsible for administering Medicare and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to billing codes used by hospitals for reporting inpatient procedures, and many private payors use coverage decisions and payment amounts determined by CMS for Medicare as guidelines in setting their coverage and reimbursement policies. All physician and hospital coding is subject to change which could impact coverage and reimbursement and physician practice behavior.

Independent of the coding status, third-party payors may deny coverage based on their own criteria, such as if they believe that the clinical efficacy of a device or procedure is not well established and is deemed experimental or investigational, is not the most cost-effective treatment available, or is used for an unapproved indication. We will continue to provide the appropriate resources to patients, physicians, hospitals and insurers in order to promote the best inpatient care and clarity regarding reimbursement and work to reverse any non-coverage policies. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicaid continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior.

In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be accepted by third-party payors, that coverage and reimbursement will be available or, if available, that the third-party payors’ coverage and reimbursement policies will not adversely affect our ability to sell our products profitably.

Particularly in the United States, third-party payors carefully review, and increasingly challenge, the prices charged for procedures and medical products as well as any technology that they, in their own judgment, consider experimental or investigational. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval or pre-authorization of the services that a member will receive. For example, certain insurers, such as Cigna, Blue Cross Blue Shield of North Carolina and First Coast (the administrator of Medicare in Florida), have changed their coverage policies such that they will no longer cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel DDD or initial primary laminectomy/discectomy for nerve root decompression or spinal stenosis without documented spondylolisthesis. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined amount per member per month. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or coverage and reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Healthcare Fraud and Abuse

Healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded healthcare programs. The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. For example, the government has enforced the Anti-Kickback Law to reach large settlements with healthcare companies based on sham consultant arrangements with physicians. The majority of states also have anti-kickback laws which establish similar prohibitions that may apply to items or services reimbursed by any third-party payor, including commercial insurers. Further, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we, our officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

Environmental Matters

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

We are not, however, currently aware of any material costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third-party waste disposal sites, that we expect to have a material adverse effect on our business, financial condition or operating results. However, it is possible that material environmental costs or liabilities may arise in the future.

Employees

As of December 31, 2012, we had approximately 810 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

Facilities

Our headquarters are located in Audubon, Pennsylvania, which comprise approximately 245,000 square feet of owned space, of which 112,000 square feet was acquired in December 2012 for $4.2 million. Our headquarters houses our research, product development, education, administration, warehouse and shipping functions, as well as our in-house manufacturing facility. Research, product development and education activities occupy approximately 50,000 square feet of our headquarters. We believe our facilities are adequate and suitable for our current needs.

Financial Information about Geographic Areas

For financial information about the geographic areas in which we derive revenues, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Segment and Geographic Information” below.

Corporate and Available Information

We were incorporated in Delaware in March 2003. Our principal executive offices are located at 2560 General Armistead Avenue, Audubon, Pennsylvania 19403, and our telephone number at that location is (610) 930-1800. Our corporate website address is http://www.globusmedical.com. The information contained in or accessible through our website or contained on other websites is not deemed to be part of this Annual Report on Form 10-K.

We are subject to the filing requirements of the Exchange Act. Therefore, we file annual reports, periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through a link on the Investors section of our website located at http://www.globusmedical.com (under “SEC Filings”) as soon as reasonably practicable after they are filed with or furnished to the SEC.

Item 1A. Risk Factors
Risk factors that could cause our actual results to differ from our expectations and that could negatively impact our business, results of operations and financial condition are discussed below and elsewhere in this Annual Report on Form 10-K. If any of these risks actually occurs, our business, results of operations, financial condition and future growth prospects could be materially and adversely affected. You should carefully read and consider each of these risks, together with all of the other information set forth in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition and future growth prospects, and our stock price.
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
Furthermore, we believe spine surgeons will not widely adopt our Disruptive Technology products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that MIS techniques and our motion preservation and advanced biomaterials technologies provide benefits or are an attractive alternative to conventional treatments of spine disorders and incorporate improved technologies that permit novel surgical procedures. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

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

We have also recently implemented plans to begin selling our existing and planned interventional pain management products, including our existing AFFIRM® kyphoplasty product. We have limited experience selling these types of products and selling to certain physician specialists who use them. If we are unable to market these products to physicians successfully, we will not achieve expected sales, and our financial condition and results of operation may be adversely affected.
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
Additionally, even if our customers are currently able to obtain coverage and reimbursement for procedures using our products, adverse changes in payors’ coverage and reimbursement policies that affect our products could harm our ability to market and sell our products. For example, some payors, (e.g., Cigna, Blue Cross Blue Shield of North Carolina and First Coast (the administrator of Medicare in Florida)) have changed their coverage policies to be more restrictive as to the criteria under which they will cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel DDD, initial primary laminectomy/discectomy for nerve root decompression, or spinal stenosis. Although these coverage policy changes have not had a material impact on our business, patients covered by these insurers, or other insurers who make similar coverage decisions in the future, may be unwilling or unable to afford to have lumbar fusion surgeries to treat these conditions, which could materially harm or limit our ability to sell our products designed for lumbar fusion procedures. Our business would be negatively impacted if the trend by third-party payors continues to reduce coverage of and/or reimbursement for procedures using our products.
Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors in the future. We cannot be certain that under current and future payment systems, in which healthcare providers may be reimbursed a set amount based on the type of procedure performed on a prospective basis, such as those utilized by Medicare and in many privately managed care systems, the cost of our products will be justified and incorporated into the overall cost of the procedure.

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
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals and other healthcare providers that purchase medical devices, such as the ones that we manufacture for treatment of their patients, generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, including the cost to purchase the product. Our customers’ access to adequate coverage and reimbursement for the procedures performed with our products by government and private insurance plans is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Private payors may adopt coverage decisions and payment amounts determined by the CMS which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient surgery centers and/or hospitals. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level.
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
We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive, which together represent a significant portion of the spine market. We also compete with smaller spine market participants such as Alphatec Spine, Orthofix International and Zimmer. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.

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
We generally use a small number of suppliers for each of our products. Our dependence on such a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of manufactured products in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of supply. Because of the nature of our internal quality control requirements, regulatory requirements and the custom and proprietary nature of the parts, we cannot quickly engage additional or replacement suppliers for many of our critical components. Failure of any of our third-party suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments to our customers and could have a material adverse effect on our business. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, the competent authorities or notified bodies of the Member States of the EEA, which is composed of the 27 Member States of the EU, plus Norway, Iceland, and Liechtenstein, or other foreign regulatory authorities, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate sales.
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
We do not sell or distribute any of our products through PODs. The number of PODs in the spine industry may continue to grow as economic pressures increase throughout the industry, as hospitals, insurers and physicians search for ways to reduce costs, and, in the case of the physicians, search for ways to increase their incomes. These companies and the physicians who own, or partially own, them have significant market knowledge and access to the surgeons who use our products and the hospitals that purchase our products and growth in this area may reduce our ability to compete effectively for business from surgeons who own such distributorships.
We have a limited operating history and may face difficulties encountered by early stage companies in new and rapidly evolving markets.
We were formed in 2003. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. As an early stage company participating in new and rapidly evolving markets, and, particularly, as a company engaged in the development and sales of medical devices, we face risks that include our ability to:

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
We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our Chief Executive Officer (“CEO”), David C. Paul. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Though members of our sales force generally enter into noncompetition agreements that restrict their ability to compete with us, most of the members of our executive management team are not subject to such agreements. Accordingly, the adverse effect resulting from the loss of certain executives could be compounded by our inability to prevent them from competing with us.
The safety and efficacy of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe and effective than initially thought.
All of the products we currently market in the United States, other than our SECURE®-C cervical disc, have either received pre-market clearance under Section 510(k) of the FDCA or are exempt from pre-market review. The FDA's 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. We also continue to gather long term follow-up data in our SECURE®-C clinical trial. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside the United States. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of virtually all of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.
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
Expansion into international markets is an element of our business strategy and involves risk. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the FCPA and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.
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
As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets, which feature components in a variety of sizes to satisfy the particular patient’s anatomical needs. In order to market our products effectively, we often must maintain implant sets consisting of the full range of product sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set, like uncommon sizes, may become obsolete before they can be used. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
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
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) process may require a new 510(k) clearance. Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, the FDA recently initiated changes to the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. On October 1, 2012, the FDA implemented changes through the Medical Device User Fee Amendments of 2012, which are intended to make the process more rigorous and transparent, and to reduce the time to market, but which impose more restrictive review and acceptance criteria. These and possible future changes impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.
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
In addition, even after we have obtained the proper regulatory approval to market a product, the FDA has the power to require us to conduct postmarketing studies. For example, the FDA issued a 522 Order in October 2009 requiring companies that market dynamic stabilization systems, such as our TRANSITION® system, to conduct postmarketing studies on those systems. These studies can be very expensive and time-consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for the product that is subject to such a 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States.
In the EEA, our medical devices must comply with the essential requirements of the EU Medical Device Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE conformity mark to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Device Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments (the “Notified Body”). The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements.
Additionally, as part of the conformity assessment process, medical device manufacturers must carry out a clinical evaluation of their medical devices to verify that they comply with the relevant essential requirements of the Medical Device Directive covering safety and performance. This verification will generally comprise an assessment of whether a medical device’s performance is in accordance with its intended use, that the known and foreseeable risks linked to the use of the device under normal conditions are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (i) clinical studies conducted on the devices being assessed; (ii) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated; or (iii) both clinical studies and scientific literature. With respect to implantable devices or devices classified as Class III in the EU, the manufacturer must conduct clinical studies to obtain the required clinical data, unless relying on existing clinical data from similar devices can be justified. As part of the conformity assessment process, depending on the type of devices, the Notified Body will review the manufacturer’s clinical evaluation process, assess the clinical evaluation data of a representative sample of the devices’ subcategory or generic group (for Class IIa and IIb devices), or assess all the clinical evaluation data, verify the manufacturer’s assessment of that data, and assess the validity of the clinical evaluation report and the conclusions drawn by the manufacturer (for implantable and Class III devices). The conduct of clinical studies to obtain clinical data that might be required as part of the described clinical evaluation process can be expensive and time-consuming.
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

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition. For example, in February 2012 we executed a settlement agreement with the FDA in which we and our CEO, David C. Paul, agreed to pay a total of $1.0 million in exchange for the FDA’s release of claims related solely to the FDA’s determination that we failed to obtain the 510(k) clearance required for the sale of our NUBONE® product, which we ceased selling in the United States in December 2010.
Modifications to our products may require new 510(k) clearances or PMAs, or may require us to cease marketing or recall the modified products until clearances are obtained.
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or PMAs are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
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
The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, results of operations and financial condition. We also could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.
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
We and our third-party suppliers are required to comply with QSRs, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the CGTPs, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and tissue-based products, record-keeping and the establishment of a quality program.
The FDA audits compliance with the QSR and GTPs through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or PMA of new products or modified products;

•	withdrawing 510(k) clearances or PMAs that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition.
Outside the United States, our products and operations are also often required to comply with standards set by industrial standards bodies, such as the ISO. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. Any such action may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.
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
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitutes promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.
Governmental regulation and limited sources and suppliers could restrict our procurement and use of tissue.
In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the United States, with the exception of removal and implantation, and receive payments for all such services. We make payments to certain of our clients and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner that prevents us from receiving payment for services we render or that prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially adversely affected.
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
Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

Further, under the PPACA, a person or entity can now be found guilty without actual knowledge of the statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
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

To enforce compliance with the federal laws, the DOJ has recently increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
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
Beginning in 2013, the PPACA also imposes new reporting and disclosure requirements on device manufacturers for payments to healthcare providers and ownership of their stock by healthcare providers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. On February 1, 2013, CMS released its final rule implementing these provisions, providing further details to statutory language and providing instructions for manufacturers to comply with such requirements. In addition, CMS estimates that approximately 1,000 device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year.
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
The PPACA imposes an annual medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. We expect to be subject to this MDET in the future on our sales of certain medical devices we manufacture, produce or import. We anticipate that our sales of certain medical devices in the United States will be subject to this 2.3% MDET. The financial impact of this tax on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it.
Compliance with government regulations regarding the use of “conflict minerals” may result in additional expense and affect our operations.
The SEC recently adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which imposes new disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries. These minerals include tantalum, tin, gold and tungsten. The new requirements will require due diligence efforts on our part in fiscal 2013 and thereafter, and we will also be required to comply with the initial disclosure requirements that become effective in May 2014. We may incur significant costs associated with complying with the new disclosure requirements, including but not limited to costs related to determining which of our products may be subject to the new rules and the source of any “conflict minerals” used in those products. Additionally, implementing the new requirements could adversely affect the sourcing, supply and pricing of materials used in the manufacture of our products. We may also face reputational challenges if we are unable to verify through our compliance procedures the origins for all metals used in our products.
Risks Related to our Financial Results and Need for Financing
We will need to generate significant sales to remain profitable.
We intend to increase our operating expenses substantially as we add sales representatives and distributors to increase our geographic sales coverage, submit additional IDE applications to the FDA, increase our marketing capabilities, conduct clinical trials and increase our general and administrative functions to support our growing operations. We will need to generate significant sales to maintain profitability and we might not be able to do so. Even if we do generate significant sales, we might not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected.

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
We are subject to various litigation claims and legal proceedings, including litigation initiated by NuVasive, Synthes, N-Spine, L5, Sabatino Bianco and Altus Partners LLC.
We, as well as certain of our officers and independent distributors, are subject to a number of legal proceedings, including those initiated by NuVasive, Synthes, N-Spine (subsequently acquired by Synthes),

L5, Sabatino Bianco, and Altus Partners LLC, which are described in more detail under “Item 3. Legal Proceedings,” below. These lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. There is no guarantee of a successful result in any of these lawsuits, either in defending these claims or in pursuing counterclaims.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from marketing our existing or future products.
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, particularly as a public company, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. We are currently subject to lawsuits, and have received other written allegations, claiming that we have infringed certain patents of our competitors and others in the spine industry, including N-Spine (subsequently acquired by Synthes), Synthes, NuVasive, and Altus Partners LLC. A summary of the N-Spine, Synthes, NuVasive, and Altus Partners LLC cases is provided under “Item 3. Legal Proceedings,” below. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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
Based on an aggregate of 91,270,064 shares of our Class A and Class B common stock outstanding as of December 31, 2012, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 84% of the voting power of our outstanding capital stock. In particular, as of December 31, 2012, David C. Paul, our CEO, controlled approximately 30% of our Class A and Class B common stock, representing approximately 81% of the voting power of our outstanding capital stock as of that date.
As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2012, we had 192,547,170 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.

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
In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers and which has an anti-takeover effect with respect to transactions not approved in advance by our Board, including discouraging takeover attempts that might result in a premium over the market price for shares of our Class A common stock. In general, those provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

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
We completed an initial public offering (the “IPO”) of our Class A common stock in August 2012, and the shares of our common stock outstanding as of the IPO were only recently released from the restrictions on sale of those shares. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the New York Stock Exchange or otherwise or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any shares of our Class A common stock that you purchase, and the value of such shares might be materially impaired. Consequently, you may not be able to sell shares of our Class A common stock at prices equal to or greater than the price you paid for them or at all.
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
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

The requirements of being a public company will increase our costs and may strain our resources and distract our management.
As a public company, we face, and will continue to face, increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly, after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, as amended, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the New York Stock Exchange, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

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
These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. We also expect that it will be difficult and expensive to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a privately held company prior to our IPO in August 2012, and as a newly public company since that date, we have not been required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“Section 404(a)”). We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ended December 31, 2013, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
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
Based on the number of shares of our Class A and Class B common stock outstanding as of December 31, 2012, our outstanding capital stock consisted of 63,892,508 shares of our Class A common stock and 27,377,556 shares of our Class B common stock. All shares of our Class A common stock sold in our IPO are freely tradable without restriction under the Securities Act, except for any shares that are held or acquired by our affiliates, as that term is defined in the Securities Act.
As of January 31, 2013, stockholders holding approximately 15,949,761 shares of our common stock have the right, subject to various conditions and limitations, to include their shares in registration statements relating to our securities. In addition, these holders are entitled to piggyback registration rights with respect to the registration under the Securities Act of shares of our common stock. Shares of Class A common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock.
In the future, we may also issue our securities if we need to raise capital. The number of new shares of our Class A common stock issued in connection with raising capital could constitute a material portion of the then-outstanding shares of our Class A common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2012 , our owned corporate headquarters in Audubon, PA comprised approximately 245,000 square feet, of which 112,000 was acquired in December 2012 for $4.2 million. Our headquarters houses our research, product development, education, administration, warehouse and shipping functions, as well as our in-house manufacturing facility. Research, product development and education activities occupy approximately 50,000 square feet of our headquarters.

Item 3. Legal Proceedings

We are involved in a number of legal proceedings, suits and claims. These matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. The material legal proceedings to which we are currently a party are described below.

N-Spine and Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we have appealed the examiner’s decision. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION®, INDEPENDENCE® and INTERCONTINENTAL® products. Synthes seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.

L5 Litigation
In December 2009, we filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against our former exclusive independent distributor L5 Surgical, LLC and its principals, seeking an injunction and declaratory judgment concerning certain restrictive covenants made to L5 by its sales representatives. L5 brought counterclaims against us alleging tortious interference, unfair competition and conspiracy. The injunction phase was resolved in September 2010, and the parties’ underlying damages claims are pending. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS™ 3V, TRANSCONTINENTAL®, INTERCONTINENTAL®, and CALIBER®-L products. NuVasive seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter is currently near the end of the discovery stage. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the U.S. Patent and Trademark Office, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of the patents asserted by NuVasive, and we are in the process of appealing the examiner’s decision. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with their contract with employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER® product. On November 15, 2012, the court denied Bianco’s motion for preliminary injunction. The matter is now in the discovery phase of litigation on the underlying damages claims. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  Altus Partners, LLC alleges that we infringe one or more claims of U.S. Patent No. 8,162,989, which issued on April 24, 2012, by making, using, offering for sale or selling our REVERE® products.  Altus Partners seeks injunctive relief and an unspecified amount in damages.  We intend to defend our rights vigorously.  The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class A Common Stock Market Price
Our Class A common stock began trading on The New York Stock Exchange on August 3, 2012 under the symbol “GMED.” Prior to that time, there was no public trading market for our Class A common stock. The following table sets forth the high and low sales prices per share for our Class A common stock for the periods indicated, as reported by New York Stock Exchange:

Year Ended December 31, 2012:	High	Low
3rd Quarter (beginning August 3, 2012)	18.17	13.06
4th Quarter	19.93	10.26
We had approximately 368 stockholders of record as of February 28, 2013. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities
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

Use of Proceeds
On August 2, 2012, our registration statement on Form S-1 (File No. 333-180426) was declared effective for our IPO, pursuant to which we registered the sale of 9,583,333 shares of Class A common stock at $12.00 per share, of which 2,083,333 shares were sold by us and 6,250,000 shares were sold by selling stockholders, plus 1,250,000 additional shares to cover the underwriters’ overallotment option, all of which were sold by selling stockholders. On August 8, 2012, we closed the IPO and the exercise of the underwriters’ overallotment. These sales were at the IPO price of $12.00 per share, for an aggregate gross offering price of $25.0 million for the shares sold by our company, and $90.0 million for the shares sold by selling stockholders. We did not receive any proceeds from the sale of securities by selling stockholders.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 3, 2012 pursuant to Rule 424(b).

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information
The following table sets forth certain information relating to the Company's equity compensation plans as of December 31, 2012. Each number of securities reflected in the table is a reference to shares of our Class A common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,253,393 (1)	6.99	5,952,479 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	6,253,393		5,952,479

(1)	Consists of shares subject to outstanding options under our Amended and Restated 2003 Stock Plan, our 2008 Stock Plan and our 2012 Equity Incentive Plan.

(2)
Consists of 679,724 shares available for future issuance under our Amended and Restated 2003 Stock Plan, which plan expires on September 25, 2013, and 5,272,755 shares available for future issuance under our 2012 Equity Incentive Plan. Under the terms of the 2012 Equity Incentive Plan, the aggregate number of shares of Class A common stock that may be subject to options and other awards is equal to the sum of (1) 3,076,923 shares of Class A common stock, (2) any shares available for issuance under the 2008 Stock Plan as of March 13, 2012, (3) any shares underlying any award outstanding under the 2008 Stock Plan as of March 13, 2012 that, on or after that date, is forfeited, terminates, expires, or lapses for any reason, or is settled for cash without the delivery of shares and (4) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Equity Incentive Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by the Board of Directors.

Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock since August 3, 2012, which is the date our common stock first began trading on The New York Stock Exchange, to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on August 3, 2012, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Company/Index	August 3, 2012	December 31, 2012
Globus Medical, Inc.	$100	$87
S&P 500 Index	$100	$106
S&P 500 Health Care Equipment	$100	$108

Item 6. Selected Financial Data
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below.

Statement of Operations Data:	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Sales	$385,994	$331,478	$288,195	$254,344	$176,778
Cost of goods sold	75,199	68,796	53,825	41,607	33,794
Gross profit	310,795	262,682	234,370	212,737	142,984
Operating expenses:
Research and development	27,926	23,464	21,309	20,521	15,340
Selling, general and administrative	168,862	140,386	122,589	108,422	85,477
Provision for litigation settlements	(786)	1,470	2,787	1,889	6,000
Total operating expenses	196,002	165,320	146,685	130,832	106,817
Operating income	114,793	97,362	87,685	81,905	36,167
Other income/(expense), net	(140)	(413)	54	(127)	274
Income before income taxes	114,653	96,949	87,739	81,778	36,441
Income tax provision	40,822	36,165	33,281	29,745	15,289
Net income	73,831	60,784	54,458	52,033	21,152
Less: Net income attributable to noncontrolling interest (1)	—	—	—	3,300	2,157
Net income attributable to Globus Medical, Inc.	$73,831	$60,784	$54,458	$48,733	$18,995
Net income per common share:
Basic	$0.82	$0.69	$0.61	$0.55	$0.22
Diluted	$0.80	$0.67	$0.60	$0.54	$0.21
Weighted average number of common shares:
Basic	89,608	88,112	88,925	88,197	87,632
Diluted	92,208	90,420	91,352	91,045	90,693

Balance Sheet Data:	As of December 31,
(In thousands)	2012	2011	2010	2009	2008
Cash and cash equivalents	$212,400	$142,668	$111,701	$50,950	$46,652
Working capital	320,602	229,504	187,245	122,127	82,688
Total assets	447,133	329,390	266,575	196,772	152,311
Debt, net of current portion	—	—	—	5,234	6,398
Business acquisition liabilities, including current portion (2)	11,344	10,289	—	—	—
Stockholders’ equity	$386,502	$282,476	$228,195	$167,745	$120,331

(1)
Through December 29, 2009, we consolidated a VIE that manufactures certain products for us. This resulted in net income attributable to noncontrolling interest or a reduction of net income attributable to us of $3.3 million, $2.2 million in 2009 and 2008, respectively. Effective December 29, 2009, a third-party investor contributed capital to the VIE, which resulted in us being no longer considered the primary beneficiary. As a result, we deconsolidated the entity as of December 29, 2009.

(2)
In connection with acquisitions completed in 2012 and 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The aggregate undiscounted amounts potentially payable not included in the table above were $9.9 million and $7.2 million as of December 31, 2012 and 2011, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements” sections of this Annual Report for a discussion of certain of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation.

Overview
We are a medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing products that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 110 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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
We define Disruptive Technologies as those that represent a significant shift in the treatment of spine disorders by allowing for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care. Our current portfolio of approved and pipeline products includes a variety of Disruptive Technology products, which we believe offer material improvements to fusion procedures, such as minimally invasive surgical techniques, as well as new treatment alternatives including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products, and advanced biomaterials technologies, as well as interventional pain management solutions, including treatments for vertebral compression fractures.
To date, the primary market for our products has been the United States, where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by our exclusive independent distributors, who distribute our products on our behalf for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives by the end of 2013. As of December 31, 2012, we had also hired additional sales representatives to market and sell our current and planned interventional pain management products, including our existing AFFIRM® kyphoplasty product, which we market under the trade name Algea Therapies®. Furthermore, we believe there is a significant opportunity to strengthen our position by increasing the size of this separate sales force and intend to recruit additional sales representatives strategically to grow that business.

During the year ended December 31, 2012, our international sales accounted for approximately 8% of our total sales. We sell our products through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the expansion of our direct and distributor sales forces and the commercialization of additional products.
Recent Developments
During the year ended December 31, 2012, we launched 14 new products, achieved a new milestone and completed an acquisition, all in furtherance of our strategic initiatives. In September 2012, we received our first U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”), for our SECURE®-C Cervical Artificial Disc. Clinical data from a 380 patient investigational device exemption (“IDE”) study demonstrated that SECURE®-C is statistically superior to anterior cervical discectomy and fusion in terms of overall success, subsequent surgery at the index level, device-related adverse events, and patient satisfaction at 24 months.

In July 2012, we acquired the assets of a small company with operations in the United States and Germany, including a new product designed to treat vertebral compression fractures (“VCFs”). For more information about this acquisition, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 3. Business Acquisitions.”
Components of our Results of Operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance. Geographic segmentation of operating income and identifiable assets is not applicable because our sales outside the United States are predominantly export sales and substantially all of our long-lived operating assets reside within the United States.
Sales
We sell implants and related disposables, primarily to hospitals, for use by spine surgeons to treat spine disorders. We generally consign our surgical sets, which contain our implants, disposables, surgical instruments and cases to our sales representatives, and the sets are maintained with the sales representatives or at our hospital customers that purchase the implants and related disposables used in the surgeries. We recognize revenue when we are notified that consigned implants and related disposables have been implanted or used or, for sets that are sold directly and not consigned, when title to the goods and risk of loss are transferred to customers with no remaining performance obligations which affect the customer’s final acceptance of the sale. We expect to expand our U.S. and international sales forces, which will provide us with significant opportunity to continue to increase our penetration in existing markets and to enter new international markets. We also expect to increase sales by commercializing new products, but expect the increase of sales from new products to be partially offset by decreased sales of earlier-generation products.
We classify our products into two categories: Innovative Fusion and Disruptive Technologies. Disruptive Technologies are those that represent a significant shift in the treatment of spine disorders, by allowing for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care. As a result, we anticipate Disruptive Technology products to continue to drive our sales growth in the future.

Cost of Goods Sold
Our products are generally manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. In 2013, we expect our cost of goods sold to increase in absolute terms due primarily to increased sales volume and as a result of a medical device excise tax (“MDET”) of up to 2.3% on the sale of certain medical devices in the United States.
Research and Development Expenses
Our research and development expenses primarily consist of engineering, product development, clinical and regulatory expenses, consulting services, outside prototyping services, internal and external research activities, materials, depreciation, and other costs associated with development of our products. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred.
We expect to incur additional research and development costs as we continue to develop new products. These costs will increase in absolute terms as we continue to expand our product pipeline and add personnel.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation for personnel employed in sales, marketing, finance, legal, compliance, administrative, information technology, medical education and training, quality and human resource departments. Our selling, general and administrative expenses also include commissions, generally based on a percentage of sales, to direct sales representatives and distributors. We expect our selling, general and administrative expenses will increase in absolute terms with the continued expansion of our sales force and commercialization of our current and pipeline products. We plan to hire more personnel to support the growth of our business. Additionally, we expect to incur increased expenses associated with us having recently become a public company.
Provision for Litigation Settlements
We record a provision for litigation settlements when a loss is known or considered probable and the amount can be reasonably estimated.
Income Tax Provision
We are taxed at the rates applicable within each jurisdiction. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.
Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.
Net Income Attributable to Noncontrolling Interest
Through December 29, 2009, we consolidated a variable interest entity (“VIE”) that manufactures certain products for us. We and the VIE have common ownership, but we never had an equity interest in this entity. As a result, we allocated the full amount of net income attributable to our interest in the VIE to a noncontrolling interest in our consolidated statements of operations. Effective December 29, 2009, a third-party investor contributed capital to the VIE, which resulted in us being no longer considered the primary beneficiary of the VIE. As a result, we deconsolidated the entity as of December 29, 2009. The operating results of the entity through December 29, 2009 are consolidated in our consolidated statement of operations. We recognized no gain or loss upon deconsolidation because we owned no equity interest in the VIE. The VIE continues to manufacture products for us and is considered a related party due to, among other things, common ownership. For more information, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Related-Party Transactions” below.

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to inventories, recoverability of long-lived assets and the fair value of our common stock. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. As an “emerging growth company,” we have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of other public companies. While our significant accounting policies are more fully described in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies” below in this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies with the audit committee of our Board.
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. We generate a significant portion of our revenue from consigned inventory maintained at hospitals or with sales representatives. For these products, we recognize revenue at the time we are notified the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold. In general, our customers do not have any rights of return or exchange.
Accounts Receivable and Allowance for Doubtful Accounts. The majority of our accounts receivable is composed of amounts due from hospitals. Accounts receivable is carried at cost less an allowance for doubtful accounts. On a regular basis, we evaluate accounts receivable and estimate an allowance for doubtful accounts, as needed, based on various factors such as customers’ current credit conditions, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.

Excess and Obsolete Inventory. We state inventories at the lower of cost or market. We determine cost on a first-in, first-out basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a reserve for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $6.1 million, $10.5 million and $6.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The need to maintain substantial levels of inventory impacts the risk of carrying excess inventory. Many of our products come in sets which feature components in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our products effectively, we often must maintain and provide surgeons and hospitals with consignment implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may be considered excess inventory since they are not likely to be used. One of our primary business goals is to focus on continual product innovation. Though we believe this provides us with a competitive advantage, it also increases the risk that our products will become excess or obsolete inventory prior to sale or prior to the end of their anticipated useful lives. When we introduce new products or next-generation products, we may be required to take charges for excess and obsolete inventory that have a significant impact on the value of our inventory or on our operating results.
Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired by us. We acquired goodwill in connection with the acquisitions completed in 2012 and 2011. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We completed our annual goodwill and intangible assets impairment test in the fourth quarter of 2012 and determined that there was no impairment.
Intangible assets consist of purchased in-process research and development (“IPR&D”), patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to ten years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
IPR&D has an indefinite life and is not amortized until completion and development of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
Long-Lived Assets. We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We assess impairment when the undiscounted future cash flows from the use and eventual disposition of an asset are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. We base our fair value methodology on quoted market prices, if available. If quoted market prices are not available, we estimate fair value based on prices of similar assets or other valuation techniques including present value techniques.

Income Taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the year in which such items are expected to be received or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. We establish a valuation allowance to offset any deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
While we believe that our tax positions are fully supportable, there is a risk that certain positions could be challenged successfully. In these instances, we look to establish reserves. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that has likelihood greater than 50% of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions, tax assets and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit or reverse a previously recorded tax benefit when (i) a tax audit is completed, (ii) applicable tax law, including a tax case or legislative guidance, changes or (iii) the statute of limitations expires. Significant judgment is required in accounting for tax reserves.
Legal Proceedings. We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost sales. In accordance with authoritative guidance, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for these matters, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.
Stock-Based Compensation Expense. We measure the cost for employee and non-employee awards at the grant date based on the fair value of the award. For employee awards, we amortize the expense, which is the fair value of the portion of the award that is ultimately expected to vest, over the requisite service periods (generally the vesting period of the equity award). We record the awards issued to non-employees at their fair value as determined in accordance with authoritative guidance, and we periodically revalue the awards as they vest, recognizing the expense over the requisite service period. We estimate the fair value of stock options using a Black-Scholes option-pricing model. Our determination of the fair value is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.
As we have only recently become a public entity, historic volatility is not available for our common stock. As a result, we estimate volatility based on a peer group of public companies that we believe collectively provides a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of the price of our shares of Class A common stock becomes available or the selected companies are no longer suitable for this purpose.

We do not have sufficient history of stock option exercises as a public company available that is indicative of future exercise and post-vesting behavior to estimate the expected term after our initial public offering (“IPO”). As a result, we use the simplified method of estimating the expected term, under which the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term. We base the risk-free interest rate on observed interest rates of U.S. Treasury securities equivalent to the expected terms of the stock options. We estimate our pre-vesting forfeiture rate based on our historical experience. Our dividend yield assumption is based on the history and expectation of no dividend payouts.
We estimate the weighted-average fair value of the options granted using a Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and fair value of the underlying common stock on the date of grant, among other inputs.
To the extent that further evidence regarding these variables is available and provides estimates that we believe are more indicative of actual trends, we may refine or change our approach to deriving these input estimates. Any such changes could materially affect the stock-based compensation expense we record in the future.
We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized may increase.
Significant Factors Used in Determining Fair Value of Our Common Stock. Prior to our IPO, our Board, with the assistance of management, used the market approach and the income approach in order to estimate the fair value of common stock underlying our option grants during those periods. Prior to our IPO, there had been no public market for our common stock. Our Board had determined the fair value of our common stock by utilizing, among other things, independent third-party valuation studies conducted following our equity financing in 2007 and biannually as of April 30 and October 31 until October of 2011. The findings of these valuations were based on our business and general economic, market and other conditions that could be reasonably evaluated at that time. The analyses of the valuation studies included a review of our company, including our financial results and capital structure, as well as an independent third-party review of the conditions of the industry in which we operate and the markets that we serve. The methodologies and assumptions used were consistent with those set forth in the American Institute of Certified Public Accountants (the “AICPA”), in the AICPA Technical Practice Guide, Valuations of Privately-Held Company Equity Securities Issued as Compensation.
In the valuation studies, industry standard valuation methodologies were used to value our common stock, as described below. In estimating our equity value, a probability weighting of the market approach and the income approach was used to first arrive at a total equity value.
For the market approach, we utilized the guideline company method by analyzing a population of comparable companies and selected those companies that we considered to be the most comparable to us in terms of product offerings, sales, margins and growth. We then used these guideline companies to develop relevant market multiples and ratios, which are then applied to our corresponding financial metrics to estimate our equity value. Under the market approach, we also utilized the comparable transaction methodology using multiples of earnings and cash flow determined through an analysis of transactions involving controlling interests in companies with operations similar to our principal business operations. For the income approach, we performed discounted cash flow analyses which utilized projected cash flows which were then discounted to the present using a range of 14% to 15% in order to arrive at our current equity value.
Prior to our IPO, our Board, with the assistance of management, used the market approach and income approach to estimate the fair value per share of common stock underlying our option grants during those periods. In allocating the total equity value between preferred and common stock, we considered the liquidation preferences of the preferred stockholders. The preferred stock had a liquidation value of $110.0 million as of March 31, 2012. Additionally, each valuation during this period utilizes the option pricing method for allocating the total equity value between preferred and common stock. The significant input assumptions used in our valuation models were based on subjective future expectations combined with management’s judgment, including:

•	Assumptions utilized in the income approach were:

•	our expected revenue, operating performance and cash flows for the current and future years, determined as of the valuation date based on our estimates;

•	a discount rate, which is applied to discretely forecasted future cash flows in order to calculate the present value of those cash flows;

•	a terminal value multiple, which is applied to our last year of discretely forecasted cash flows to calculate the residual value of our future cash flows; and

•	lack of marketability factor of 10% to 20%.

•	Assumptions utilized in the market approach using guideline companies were:

•	our expected sales, operating performance and cash flows for the current and future years, determined as of the valuation date based on our estimates;

•
multiples of market value to trailing and expected future revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”), determined as of the valuation date, based on a group of comparable public companies we identified; and

•	a lack of marketability factor of 10% to 20%.

•	Assumptions utilized in the market approach using comparable transactions:

•	selection of guideline transactions involving target companies with similar operations, characteristics, and business risks.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Innovative Fusion	$238,723	$224,356	$14,367	6.4%
Disruptive Technology	147,271	107,122	40,149	37.5%
Total sales	$385,994	$331,478	$54,516	16.4%
In 2012, we launched 14 new products, in addition to several other product line extensions, improvements, and enhancements. The increase in total sales was attributable primarily to an increase in sales of our Disruptive Technology products, led by recent product launches. Innovative Fusion sales increased due to strong sales of pedicle screw and interbody systems. Each of these systems increased in international markets.

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
United States	$355,609	$311,024	$44,585	14.3%
International	30,385	20,454	9,931	48.6%
Total sales	$385,994	$331,478	$54,516	16.4%
Sales growth in the United States was due primarily to increased sales of our Disruptive Technology products and increased market penetration in new and existing sales territories. We believe there is significant opportunity to strengthen our position in existing markets and in new sales territories by increasing the size of our U.S. sales force.
The increase in international sales was attributable to increased market penetration in both new and existing sales territories. We increased our international presence by selling in countries in the year ended December 31, 2012 in which we had no sales in the year ended December 31, 2011. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.
Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Cost of goods sold	$75,199	$68,796	$6,403	9.3%
Percentage of sales	19.5%	20.8%
The increase in cost of goods sold was due to the $7.7 million impact from increased sales volume and a $3.6 million increase in depreciation of surgical instruments and cases, distribution and other costs, partially offset by a $4.8 million reduction in inventory write-off expense.

Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Research and development	$27,926	$23,464	$4,462	19.0%
Percentage of sales	7.2%	7.1%
The increase in research and development expenses was due to an increase of $2.0 million in employee compensation including taxes, benefits and stock compensation primarily due to increased headcount and an increase of $2.8 million in supplies, outside services and other costs, offset by a decrease of $0.4 million in clinical trial and other costs.

Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Selling, general and administrative	$168,862	$140,386	$28,476	20.3%
Percentage of sales	43.7%	42.4%
The increase in selling, general and administrative expenses was due primarily to an increase of $13.1 million in compensation costs in the United States.  This was to support increased sales volume and company growth, including hiring of additional sales representatives, exclusive of our Algea Therapies® sales representatives, and general administrative personnel.  Additionally, the costs associated with building our Algea Therapies® sales force increased by $8.4 million over the prior year; the costs to support international sales growth and expansion into new international territories increased by $4.5 million; and there was an increase of $2.5 million of other selling, general and administrative costs.

Provision for Litigation Settlements

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Provision for litigation settlements	$(786)	$1,470	$(2,256)	(153.5)%
Percentage of sales	(0.2)%	0.4%
The decrease in provision for litigation settlements was due primarily to the favorable settlement of a lawsuit during the year ended December 31, 2012 and the $1.0 million FDA settlement that was accrued during the fourth quarter of 2011 (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies” below for more information).

Other Expense

Other expense of $0.1 million for the year ended December 31, 2012 was attributable primarily to a loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.

Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Income tax provision	$40,822	$36,165	$4,657	12.9%
Effective income tax rate	35.6%	37.3%
The increase was primarily due to a $17.7 million increase in taxable income as a result of increased operating profits. The effective rate for the year ended December 31, 2012 was favorably affected by the impact of the corporate manufacturing deduction and the reversal of valuation allowances associated with certain international jurisdictions, offset by the unfavorable impacts of a research and experimentation credit that was in effect in the prior year that Congress did not extend during 2012. Additionally, the effective tax rate for the year ended December 31, 2011 was favorably affected by the reversal of a $0.9 million tax provision related to a FIN 48 reserve resulting from the completion of U.S. Internal Revenue Service examinations with respect to the 2005 through 2008 tax years.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) was signed into law. One of the provisions of the ATRA was a reinstatement and extension of the research and experimentation tax credit from January 1, 2012 through December 31, 2013. However, as of December 31, 2012 no benefit could be recognized for this tax credit due to the passage of the ATRA in 2013. We estimate that the impact on fiscal 2012 would have been a tax benefit of approximately $0.7 million, which we will record as a discrete tax benefit in the first quarter of 2013, the period in which the legislation, including the reinstatement, was enacted.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Sales

The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended		Change
(In thousands, except percentages)	December 31, 2011	December 31, 2010	$	%
Innovative Fusion	$224,356	$215,565	$8,791	4.1%
Disruptive Technology	107,122	72,630	34,492	47.5%
Total sales	$331,478	$288,195	$43,283	15.0%
The increase in total sales was attributable primarily to an increase in sales of our Disruptive Technology products, led by new products launched in 2011. Innovative Fusion sales increased due to strong sales of integrated plate and spacer systems. Both Disruptive Technology and Innovative Fusion products saw sales growth in international markets.

	Year Ended		Change
(In thousands, except percentages)	December 31, 2011	December 31, 2010	$	%
United States	$311,024	$277,974	$33,050	11.9%
International	20,454	10,221	10,233	100.1%
Total sales	$331,478	$288,195	$43,283	15.0%
Sales growth in the United States was due primarily to increased sales of our Disruptive Technology products, increased market penetration in existing territories, and an increase in the size of our U.S. sales force. We believe there is significant opportunity to strengthen our position in new and existing markets and in new sales territories by increasing the size of our U.S. sales force.
The increase in international sales was attributable to increased market penetration in existing territories and the addition of new sales territories, as we increased our international presence by selling in countries in the year ended December 31, 2011 in which we had no sales in the year ended December 31, 2010. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.
Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2011	December 31, 2010	$	%
Cost of goods sold	$68,796	$53,825	$14,971	27.8%
Percentage of sales	20.8%	18.7%
The increase in cost of goods sold was due primarily to $6.5 million impact from increased sales volume, while the remaining $8.5 million increase was primarily attributable to an increase in inventory reserves and write-offs of $5.7 million as inventory balances grew to support product launches and increased sales volume. Of this amount, $4.4 million was related to the change in provision for excess and obsolete inventories and $1.3 million was due to the change in inventory write-offs. Additionally, increases in depreciation of surgical instruments and cases, shipping expenses and other operating costs were partially offset by a decrease in biomanufacturing production costs due to the discontinuance of a former product, NUBONE®, in the fourth quarter of 2010.
Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2011	December 31, 2010	$	%
Research and development	$23,464	$21,309	$2,155	10.1%
Percentage of sales	7.1%	7.4%
The increase in research and development expenses was due primarily to an increase of $1.3 million in clinical trial costs to support the clinical trials for the SECURE®-C Cervical Artificial Disc device, the ACADIA® Facet Replacement System, and the TRIUMPH® Lumbar Disc device and an increase of $1.0 million in employee compensation including taxes, benefits and stock compensation, outside prototyping services, outside research activities and supplies.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2011	December 31, 2010	$	%
Selling, general and administrative	$140,386	$122,589	$17,797	14.5%
Percentage of sales	42.4%	42.5%
The increase in selling, general and administrative expenses was due primarily to an increase of $9.7 million in compensation costs in the United States to support increased sales volume and company growth, including hiring of additional sales representatives, and general administrative personnel; an increase of $6.3 million to support international sales growth and expansion into new international territories; and an increase of $2.5 million in medical education, medical training and related support costs.

Provision for Litigation Settlements

	Year Ended		Change
(In thousands, except percentages)	December 31, 2011	December 31, 2010	$	%
Provision for litigation settlements	$1,470	$2,787	$(1,317)	(47.3)%
Percentage of sales	0.4%	1.0%
The decrease in provision for litigation settlements was due primarily to the timing of settlements; during the year ended December 31, 2011 we accrued a $1.0 million provision for a U.S. Food and Drug Administration action that was paid in 2012, while in 2010, we settled certain disputes between us and a competitor related to post-employment restrictive covenants for $2.6 million.

Other Expense

Other expense of $0.4 million in the year ended December 31, 2011 was attributable primarily to a loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.

Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2011	December 31, 2010	$	%
Income tax provision	$36,165	$33,281	$2,884	8.7%
Effective income tax rate	37.3%	37.9%
The increase was due primarily to a $9.2 million increase in taxable income as a result of increased operating profits. Our effective tax rate calculated as a percentage of income before income taxes was 37.3% in 2011 and 37.9% in 2010.

Non-GAAP Financial Measures
Adjusted EBITDA represents net income before interest (income)/expense, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration in connection with business acquisitions and provision for litigation settlements. This financial measure is not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. We present Adjusted EBITDA because we believe it is a useful indicator of our operating performance. Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure (primarily interest expense), asset base (primarily depreciation and amortization) and items outside the control of our management (primarily income taxes and interest income and expense). Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
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

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Year Ended
(In thousands, except percentages)	December 31, 2012	December 31, 2011	December 31, 2010
Net Income	$73,831	$60,784	$54,458
Interest (income)/expense, net	(80)	33	100
Provision for income taxes	40,822	36,165	33,281
Depreciation and amortization	18,108	16,949	15,196
EBITDA	132,681	113,931	103,035
Stock-based compensation	4,635	3,286	4,025
Provision for legal settlements	(786)	1,470	2,787
Change in fair value of contingent consideration	119	(79)	0
Adjusted EBITDA	$136,649	$118,608	$109,847
Adjusted EBITDA as a percentage of sales	35.4%	35.8%	38.1%

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2012 - 2011 Change	2011 - 2010 Change
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010	$	$
Net cash provided by operating activities	$76,519	$76,410	$71,288	$109	$5,122
Net cash used in investing activities	(30,715)	(29,987)	(12,003)	(728)	(17,984)
Net cash provided by/(used in) financing activities	24,025	(14,734)	1,768	38,759	(16,502)
Effect of foreign exchange rate changes on cash	(97)	(722)	(2)	625	(720)
Increase in cash and cash equivalents	$69,732	$30,967	$61,051	$38,765	$(30,084)

Cash Provided by Operating Activities

The increase in net cash provided by operating activities for the year ending December 31, 2012 was attributable primarily to a $13.0 million increase in net income, partially offset by a net $12.4 million increase in the change in income taxes and deferred income taxes.  Additionally, there was cash provided by a $6.5 million increase in the change in accounts payable and accounts payable to related party and a $2.5 million increase in the change in accrued expenses and other liabilities.  These were partially offset by a $5.3 million increase in the change in inventories (primarily to support new and pending product launches as well as to support existing product sales) and a $2.2 million increase in the change in accounts receivable (primarily due to increased sales volume).

The increase in net cash provided by operating activities for the year ending December 31, 2011 was attributable primarily to a $6.3 million increase in net income and a $5.4 million increase in non-cash charges including depreciation of surgical instrument and cases, amortization, provision for excess and obsolete inventory and stock-based compensation. The increase was partially offset by a $5.1 million increase in net purchases of implants to support our continued sales growth and the launch of new products.

Cash Used in Investing Activities

The increase in net cash used in investing activities for the year ending December 31, 2012 was attributable to an increase of $2.2 million in purchases of property and equipment in the current year compared to the prior year period, partially offset by lower spending on acquisitions of $1.5 million in the current year compared to 2011.

The increase in net cash used in investing activities for the year ending December 31, 2011 was attributable primarily to a $10.2 million increase in purchases of instruments and cases to support our increase in volume of sales and the launch of new products and $7.5 million of cash payments in connection with acquisitions.

Cash Provided by/(Used in) Financing Activities

The increase in cash provided by financing activities for the year ending December 31, 2012 was attributable primarily to $21.0 million net cash proceeds from our IPO, and the increase in our excess tax benefit related to nonqualified stock option exercises of $2.6 million. The prior year cash used in financing activities was attributable primarily to $10.0 million paid to repurchase common stock in 2011 and $5.3 million for the repayment of our long term debt in 2011.

The cash used in financing activities for the year ending December 31, 2011 was attributable primarily to $10.0 million paid to repurchase common stock from existing shareholders and $5.3 million paid to fully repay our mortgage loan.

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	December 31, 2012	December 31, 2011
Cash and cash equivalents	$212,400	$142,668
Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$320,602	$229,504
In May 2011, and as amended in March 2012, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility term has been extended to May 2014. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one or three month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2012, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash balance, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2012. We believe these sources, along with the net proceeds from our IPO, will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business. We expect to continue to make investments in surgical sets as we launch new products, increase the sizes of our U.S. and Algea Therapies® sales forces, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment and the MDET which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.

Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2012. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,654	$638	$779	$197	$40
Purchase Obligations[1]	3,566	1,172	2,394	—	—
Business Acquisition Liabilities[2]	4,500	1,300	2,400	800	—
Total	$9,720	$3,110	$5,573	$997	$40
______________

[1]	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.

[2]
In connection with acquisitions completed in 2012 and 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and territory sales milestones. The aggregate undiscounted amounts potentially payable not included in the table above total $9.9 million.

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
Related-Party Transactions
For a description of our related-party transactions, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Related-Party Transactions.”

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2012, we adopted the Financial Accounting Standards Board (“FASB”) authoritative guidance that amends previous guidance for the presentation of comprehensive income. The new standard eliminates the option to present other comprehensive income in the statement of changes in equity. Under the revised guidance, an entity has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We are providing two separate but consecutive financial statements. The new standard was required to be applied retroactively. Other than the change in presentation, the adoption of the new standard did not have an impact on our financial position or results of operations.
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
Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Interest Rate Risk
We may be exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at a floating rate based on LIBOR plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks.
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

Item 8. Financial Statements and Supplementary Data

GLOBUS MEDICAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globus Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three‑year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II in Item 15 (a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globus Medical, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 5, 2013

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$212,400	$142,668
Accounts receivable, net of allowances of $961 and $602, respectively	53,496	46,727
Inventories	62,310	47,369
Prepaid expenses and other current assets	3,020	2,515
Income taxes receivable	5,105	3,336
Deferred income taxes	23,779	16,160
Total current assets	360,110	258,775
Property and equipment, net	61,089	52,394
Intangible assets, net	9,585	7,433
Goodwill	15,372	9,808
Other assets	977	980
Total assets	$447,133	$329,390

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,991	$5,323
Accounts payable to related party	2,556	1,178
Accrued expenses	25,003	21,268
Income taxes payable	523	302
Business acquisition liabilities, current	1,435	1,200
Total current liabilities	39,508	29,271
Business acquisition liabilities, net of current portion	9,909	9,089
Deferred income taxes	7,714	5,755
Other liabilities	3,500	2,799
Total liabilities	60,631	46,914
Commitments and contingencies (Note 14)
Equity:
Convertible preferred stock; $0.001 par value. Authorized 50,961 shares; issued and outstanding 0 and 50,961 shares at December 31, 2012 and 2011, respectively	—	51
Common stock; $0.001 par value. Authorized 785,000 and 679,178 shares; issued and outstanding 91,270 and 72,529 shares at December 31, 2012 and 2011, respectively	91	73
Additional paid-in capital	136,501	106,708
Accumulated other comprehensive loss	(767)	(1,202)
Retained earnings	250,677	176,846
Total equity	386,502	282,476
Total liabilities and equity	$447,133	$329,390

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	December 31, 2012	December 31, 2011	December 31, 2010
Sales	$385,994	$331,478	$288,195
Cost of goods sold	75,199	68,796	53,825
Gross profit	310,795	262,682	234,370

Operating expenses:
Research and development	27,926	23,464	21,309
Selling, general and administrative	168,862	140,386	122,589
Provision for litigation settlements	(786)	1,470	2,787
Total operating expenses	196,002	165,320	146,685

Operating income	114,793	97,362	87,685
Other income/(expense), net	(140)	(413)	54
Income before income taxes	114,653	96,949	87,739
Income tax provision	40,822	36,165	33,281

Net income	$73,831	$60,784	$54,458

Earnings per share:
Basic	$0.82	$0.69	$0.61
Diluted	$0.80	$0.67	$0.60
Weighted average shares outstanding:
Basic	89,608	88,112	88,925
Diluted	92,208	90,420	91,352

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$73,831	$60,784	$54,458
Other comprehensive income/(loss), net of tax:
Foreign currency translation	435	(484)	(141)
Total other comprehensive income/(loss)	435	(484)	(141)
Comprehensive income	$74,266	$60,300	$54,317

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
(In thousands)	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2009	50,691	51	73,032	73	96,577	(577)	71,621	167,745
Share-based compensation	—	—	—	—	4,025	—	—	4,025
Exercise of deemed stock options	—	—	—	—	30	—	—	30
Exercise of stock options	—	—	581	1	1,290	—	—	1,291
Tax benefit related to nonqualified stock options exercised	—	—	—	—	787	—	—	787
Comprehensive income	—	—	—	—	—	(141)	54,458	54,317
Balance at December 31, 2010	50,691	51	73,613	74	102,709	(718)	126,079	228,195
Share-based compensation	—	—	—	—	3,286	—	—	3,286
Exercise of deemed stock options	—	—	—	—	144	—	—	144
Exercise of stock options	—	—	149	—	742	—	—	742
Tax benefit related to nonqualified stock options exercised	—	—	—	—	(170)	—	—	(170)
Purchase of common stock	—	—	(1,233)	(1)	(3)	—	(10,017)	(10,021)
Comprehensive income	—	—	—	—	—	(484)	60,784	60,300
Balance at December 31, 2011	50,691	51	72,529	73	106,708	(1,202)	176,846	282,476
Share-based compensation	—	—	—	—	4,635	—	—	4,635
Exercise of stock options	—	—	1,061	1	1,503	—	—	1,504
Tax benefit related to nonqualified stock options exercised	—	—	—	—	2,661	—	—	2,661
Conversion of preferred stock in conjunction with IPO	(50,691)	(51)	15,597	15	36	—	—	—
Issuance of common stock from IPO, net of expenses	—	—	2,083	2	20,958	—	—	20,960
Comprehensive income	—	—	—	—	—	435	73,831	74,266
Balance at December 31, 2012	—	—	91,270	91	136,501	(767)	250,677	386,502

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$73,831	$60,784	$54,458
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,108	16,949	15,196
Provision for excess and obsolete inventories	6,119	10,487	6,112
Stock-based compensation	4,635	3,286	4,025
Allowance for doubtful accounts	363	105	397
Change in fair value of interest rate swap	—	113	(238)
Change in fair value of contingent consideration	119	(79)	—
Change in deferred income taxes	(6,079)	2,057	1,999
(Increase) decrease in:
Accounts receivable	(6,886)	(4,672)	(6,560)
Inventories	(20,541)	(15,280)	(10,188)
Prepaid expenses and other assets	(117)	460	1,042
Increase (decrease) in:
Accounts payable	3,048	(1,355)	1,295
Accounts payable to related party	1,378	(696)	1,425
Accrued expenses and other liabilities	4,089	1,541	3,117
Income taxes payable/receivable	(1,548)	2,710	(792)
Net cash provided by operating activities	76,519	76,410	71,288

Cash flows from investing activities:
Sales of short-term investments	—	—	300
Purchases of property and equipment	(24,684)	(22,487)	(12,303)
Acquisition of businesses	(6,031)	(7,500)	—
Net cash used in investing activities	(30,715)	(29,987)	(12,003)

Cash flows from financing activities:
Repayments of long-term debt	—	(5,253)	(340)
Payment of business acquisition liabilities	(1,100)	(400)	—
Net proceeds from initial public offering	20,960	—	—
Net proceeds from issuance of common stock	1,504	886	1,321
Purchase of common stock	—	(10,021)	—
Excess tax benefit related to nonqualified stock options	2,661	54	787
Net cash provided by/(used in) financing activities	24,025	(14,734)	1,768

Effect of foreign exchange rate on cash	(97)	(722)	(2)

Net increase in cash and cash equivalents	69,732	30,967	61,051
Cash and cash equivalents, beginning of period	142,668	111,701	50,650
Cash and cash equivalents, end of period	$212,400	$142,668	$111,701

Supplemental disclosures of cash flow information:
Interest paid	63	167	463
Income taxes paid	$44,875	$35,721	$28,828

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc. and its subsidiaries is an engineering-driven medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. Since our inception in 2003, we have launched over 110 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
(b) Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial statements and with the instructions to Form 10-K and Article 10 of Regulation S-X.
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the periods presented.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Globus and its wholly owned subsidiaries. Our consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of VIEs in which we are the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e) Foreign Currency Translation
The functional currency of our foreign subsidiaries is their local currency. Assets and liabilities of the foreign subsidiaries are translated at the period end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income. Gains and losses arising from intercompany foreign transactions are included in other income/(expense) on the consolidated statement of operations. We recognized foreign exchange gains/(losses) in other income/(expense) of $(0.2) million, $(0.4) million, and $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.
(f) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with a maturity of three months or less when purchased.
(g) Accounts Receivable and Allowance for Doubtful Accounts
The majority of our accounts receivable is composed of amounts due from hospitals. We carry our accounts receivable at cost less an allowance for doubtful accounts. On a regular basis, we evaluate our accounts receivable and estimate an allowance for doubtful accounts, as needed, based on various factors such as our customers’ current credit conditions, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.
(h) Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising our customer base. We perform ongoing credit evaluations of our customers and generally do not require collateral.
There was no customer that accounted for 10% or more of sales for the years ended December 31, 2012, 2011, and 2010, respectively.
(i) Inventories
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
(j) Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Additions or improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the related useful lives of the assets.
When assets are sold or otherwise disposed of, the related property, equipment, and accumulated depreciation amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(k) Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets that we acquired. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. For the year ended December 31, 2012, we performed a qualitative test for impairment as permitted under Financial Accounting Standards Board (“FASB”) authoritative guidance. During the years ended December 31, 2012 and 2011, we did not record any impairment charges related to goodwill. There was no goodwill in 2010.
Intangible assets consist of purchased in-process research and development (“IPR&D”), patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to ten years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. We completed our annual qualitative intangible asset impairment review in the fourth quarter of 2012 and determined that our intangible assets were not impaired.
IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
(l) Impairment of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. We reviewed our long-lived assets over the course of 2012 and recorded an immaterial impairment charge as a component of cost of goods sold.
(m) Revenue Recognition
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(n) Research and Development
Research and development costs are expensed as incurred. Research and development costs include salaries, employee benefits, supplies, consulting services, clinical services and clinical trial costs, and facilities costs. Costs incurred in obtaining technology licenses and patents are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use.
(o) Stock-Based Compensation
The cost for employee and non-employee director awards is measured at the grant date based on the fair value of the award. The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period (generally the vesting period of the equity award). Awards issued to non-employees are recorded at their fair value as determined in accordance with authoritative guidance, and are periodically revalued as the awards vest and are recognized as expense over the requisite service period.
The determination of the fair value of stock options is made utilizing the Black-Scholes option-pricing model which is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The expected volatility is based upon the historical volatility of a public company peer group over the most recent period commensurate with the estimated expected term of the stock options. The expected term of the stock options is determined utilizing the simplified method given the limited extent of our historical data. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts.
(p) Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which such items are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established to offset any deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We will establish additional provisions for income taxes, when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold that a tax position is more likely than not to be sustained upon examination by the taxing authority. In the normal course of business, we and our subsidiaries are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes. We periodically assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.
(q) Derivatives
We minimize risk from interest rate fluctuations through the normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments are used to manage risk and are not used for trading or speculative purposes. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. All derivatives are recorded in the consolidated balance sheet as assets or liabilities and measured at fair value. At December 31, 2010, we had an interest rate swap that did not qualify for hedge accounting. There were no derivative financial instruments held as of December 31, 2012 and 2011. See “Note 9. Derivative Financial Instruments” below for more details regarding the swap.
(r) Fair Value of Financial Instruments
As of December 31, 2012, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature. We classify our financial assets and liabilities that are measured at fair value into one of the three categories based upon inputs used to determine fair value. See “Note 4. Fair Value Measurements” below for more details regarding inputs and classifications.
(s) Advertising Expense
We expense advertising costs as they are incurred. Advertising expense was $0.4 million, $0.4 million and $0.3 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
(t) Legal Costs
We expense legal costs related to loss contingencies as incurred.
(u) Reverse Stock Split and Initial Public Offering
In anticipation of our initial public offering (“IPO”) on March 13, 2012, our Board approved a reverse stock split of our common stock such that each two to five shares of issued common stock would be reclassified into one share of common stock, with the exact ratio within the two to five range to be subsequently determined by the Board. The stockholders approved the range of the reverse stock split on June 8, 2012. On July 9, 2012, our Board approved a ratio of one share for every 3.25 shares previously held. The reverse stock split became effective on July 31, 2012. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. See “Note 10. Equity” below for more details regarding the IPO.
(v) Recently Issued Accounting Pronouncements
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 2. EARNINGS PER COMMON SHARE
The net earnings per share is computed using the weighted average number of common shares outstanding during each fiscal period reported as adjusted retroactively for the 3.25-to-1 reverse stock split effectuated prior to our IPO and the conversion of classes of our equity at the time of our IPO (see “Note 1.(u) Reverse Stock Split and Initial Public Offering” above and “Note 10. Equity” below). Net income per share assuming dilution is based on the weighted average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
(In thousands, except per share amounts)
Basic net earnings per common share:
Net income available to common stockholders	$73,831	$60,784	$54,458
Number of shares used for basic EPS computation	89,608	88,112	88,925
Net earnings per common share - basic	$0.82	$0.69	$0.61

Diluted net earnings per common share:
Net income available to common stockholders	$73,831	$60,784	$54,458
Number of shares used for basic EPS computation	89,608	88,112	88,925
Dilutive stock options	2,600	2,308	2,427
Number of shares used for dilutive EPS computation	92,208	90,420	91,352
Net earnings per common share - diluted	$0.80	$0.67	$0.60

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Anti-dilutive common stock issuable upon exercise of stock options excluded from the calculation of diluted shares were as follows:

	Year Ended
(Shares, in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Anti-dilutive stock equivalents excluded from weighted average calculation	2,383	2,054	1,452

NOTE 3. BUSINESS ACQUISITIONS
On January 10, 2011, we entered into an asset purchase agreement with a development-stage spinal company that was accounted for as a business combination. The acquired company was privately held and focused on developing motion preservation spinal implants. It developed ACADIA®, an anatomic facet reconstruction device designed to provide patients with lumbar spinal stenosis and facet degeneration a motion preservation alternative to fusion. ACADIA® is currently involved in a U.S. Food and Drug Administration (“FDA”) approved investigational device exemption clinical study in the United States. In addition to an initial payment, we may be obligated to make an additional milestone payment within 30 days of approval by the FDA of pre-market approval clearance concerning the ACADIA® product.
On September 13, 2011, we entered into an asset purchase agreement with an exclusive sales distributor that was accounted for as a business combination. In addition to the initial purchase price, we may be obligated to make additional performance payments based upon achievement of sales targets by the distributor.
The table below illustrates the assets acquired and liabilities assumed for the $7.5 million in aggregate that was paid for the acquisitions upon closing during 2011:

(In thousands)
Inventory	$1,443
Identifiable intangible assets:
In-process research & development	4,100
Customer relationships	3,291
Non-compete agreements	112
Current liabilities	(1,728)	(1)
Contingent consideration	(5,007)	(2)
Other noncurrent liabilities	(4,519)	(3)
Total identifiable net assets	(2,308)
Goodwill	9,808
Net assets acquired	$7,500

(1)
Includes $1.2 million of purchase price consideration due in the 12 months after the acquisition date. The remaining $0.5 million is assumed liabilities. As of December 31, 2011, $1.2 million of cash payments due in 2012 are included in business acquisition liabilities, current on the accompanying consolidated balance sheet.

(2)
The contingent consideration relates to the achievement of certain regulatory and territory sales milestones. The aggregate, undiscounted amount of contingent consideration that the Company could pay related to the acquisitions ranges from zero to $7.2 million (see “Note 4. Fair Value Measurements” below).

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
Includes $4.1 million of purchase price consideration not paid as of the acquisition date. As of December 31, 2011, unpaid purchase price installments, net of discount, of $3.7 million are included in business acquisition liabilities, net of current portion. Cash payments of $1.2 million per year are due in 2013, 2014, and 2015 and payments of $0.8 million are due in 2016. Also includes $0.5 million for the value of a put agreement executed in connection with the September 13, 2011 acquisition (see “Note 10. Equity” below).

On July 18, 2012, we entered into an asset purchase agreement with a global medical device company, pursuant to which we acquired substantially all of its assets for $6.0 million. In addition to the initial purchase price, we may be obligated to make revenue sharing payments based upon a percentage of net sales of products we acquired from it. We accounted for this purchase as a business combination and as a result, recorded goodwill of $5.6 million. The table below represents the assets acquired and liabilities assumed as part of this 2012 purchase:

(In thousands)
Inventory	$158
Identifiable intangible assets:
Customer relationships	120
Non-compete agreements	80
Patents	2,420
Contingent consideration	(2,311)
Total identifiable net assets	467
Goodwill	5,564
Net assets acquired	$6,031
These acquisitions, which expand our product pipeline and retain key existing customer relationships, did not have a material effect on our consolidated net sales or operating income for the year ended December 31, 2011 or for the year ended December 31, 2012. The assets acquired and liabilities assumed as a result of the acquisitions were included in our consolidated balance sheet as of the acquisition dates. The purchase price for each of the acquisitions was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.

A summary of intangible assets as of December 31, 2011 is presented below:

(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships	10	3,291	(33)	3,258
Non-compete agreements	4	112	(37)	75
Total intangible assets		$7,503	$(70)	$7,433

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of intangible assets as of December 31, 2012 is presented below:

(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships	10	3,411	(420)	2,991
Patents	17	2,420	(59)	2,361
Non-compete agreements	5	192	(59)	133
Total intangible assets		$10,123	$(538)	$9,585

Amortization expense was as follows:

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Intangible asset amortization expense	$468	$70	$—

Expected future intangible asset amortization as of December 31, 2012 is as follows:

(In thousands)	Annual Amortization
Year ending December 31:
2013	$527
2014	527
2015	527
2016	524
2017	495
Thereafter	2,885
Total	5,485

The fair value of the IPR&D was determined using a relief from royalty approach, including a pre-tax royalty rate of 9% and a discount rate of 19%. IPR&D will become an amortizable asset upon completion of the project which is currently expected to be in 2016. The estimated costs to complete the IPR&D project are approximately $6.8 million as of December 31, 2012.

The following table provides a reconciliation of the beginning and ending balances of contingent payments associated with acquisitions during the years ended December 31, 2012 and December 31, 2011:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)
Balance at December 31, 2010	$—
Purchase price contingent consideration	5,007
Changes in fair value of contingent consideration classified in operating expenses	(79)
Balance at December 31, 2011	4,928
Purchase price contingent consideration	2,311
Changes in fair value of contingent consideration classified in operating expenses	119
Balance at December 31, 2012	$7,358

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
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and
Level 3—unobservable inputs in which there is little or no market data available, which require the reporting entity to use significant unobservable inputs or valuation techniques.
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2011	Level 1	Level 2	Level 3
Cash equivalents	$95,603	$95,603	—	—
Contingent consideration	4,928	—	—	4,928

	Balance at
(In thousands)	December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$96,585	$96,585	—	—
Contingent consideration	7,358	—	—	7,358

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant, such as the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, of achieving sales milestones and the period in which these milestones are expected to be achieved, as well as discount rates, which range from 3.10% to 5.25%. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within research and development and selling, general and administrative expenses in the consolidated statement of income.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the excess recorded as goodwill. We utilize Level 3 inputs in the determination of the initial fair value. Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of our goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. We have not recorded impairment charges related to our business acquisitions.

NOTE 5. INVENTORIES

(In thousands)	December 31, 2012	December 31, 2011
Raw materials	$2,024	$2,161
Work in process	2,410	2,142
Finished goods	57,876	43,066
Total	$62,310	$47,369

NOTE 6. PROPERTY AND EQUIPMENT

($ in thousands)	Useful Life	December 31, 2012	December 31, 2011
Land	—	$3,769	$2,300
Buildings and improvements	30	8,770	5,979
Equipment	5-7	13,320	12,394
Instruments	3	91,887	75,178
Modules and cases	3	22,897	19,548
Other property and equipment	3-5	6,104	5,734
		146,747	121,133
Less: accumulated depreciation		(85,658)	(68,739)
Total		$61,089	$52,394

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation and amortization expense related to property and equipment was as follows:

(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Depreciation and amortization	$17,640	$16,879	$15,196

NOTE 7. ACCRUED EXPENSES

(In thousands)	December 31, 2012	December 31, 2011
Compensation and other employee-related costs	$16,733	$13,145
Royalties	1,805	1,497
Legal and other settlements and expenses	1,924	2,776
Other	4,541	3,850
Total accrued expenses	$25,003	$21,268

NOTE 8. DEBT
(a) Mortgage Loan
In 2007, we entered into a four-year mortgage loan payable with a bank associated with our corporate headquarters in Audubon, Pennsylvania. We made monthly principal payments plus interest at a rate of LIBOR plus 1.50%. The mortgage was paid in full with a final balloon payment of $5.1 million in May 2011.
(b) Line of Credit
In May 2011, and as amended in March 2012, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility term has been extended to May 2014. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one or three month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2012, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We utilized an interest rate swap on the mortgage loan to reduce the impact of fluctuations in LIBOR interest rates (see “Note 8. Debt” above). The notional amount of the swap amortized based on the same amortization schedule as the related mortgage debt and the hedged item (one-month LIBOR) was the same as the basis for the interest rate on the mortgage loan. The swap effectively converted the rate on the mortgage loan from a floating rate based on LIBOR to a 6.99% fixed rate throughout the duration of the mortgage loan. The swap and interest payments on the mortgage loan settled monthly. There was no initial cost of the interest rate swap. The counterparty to this contractual arrangement was Bank of America.
The fair value of the interest rate swap was included in current liabilities as of December 31, 2010. The mortgage loan and the interest rate swap both expired in May 2011. The interest rate swap did not qualify for hedge accounting upon inception and as a result, the changes in fair value were recognized immediately in the accompanying consolidated statements of operations.
Changes in the fair value of the swap recognized and included in other income (expense), net were as follows:

(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Change in fair value of interest rate swap	$—	$(113)	$238

NOTE 10. EQUITY
Prior to June 21, 2012, of the authorized number of shares of common stock, we had 360,000,000 shares designated as Class A common stock (“Class A Common”), 309,178,636 shares designated as Class B common stock (“Class B Common”) and 10,000,000 shares designated as Class C common stock (“Class C Common”). On June 21, 2012, we amended and restated our Certificate of Incorporation, and as a result, amended the number of authorized shares. As of the amendment date, of the authorized number of shares of common stock, we had 500,000,000 shares designated as Class A Common, 275,000,000 shares designated as Class B Common and 10,000,000 shares designated as Class C Common.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
December 31, 2011	7,452,748	65,017,414	58,407	72,528,569
December 31, 2012	63,892,508	27,377,556	—	91,270,064

In 2011, we repurchased 1,233,397 shares of our outstanding common stock from existing stockholders. There were no repurchases during the year ended December 31, 2012.
In connection with a business acquisition in 2011, we entered into a put agreement with an existing stockholder (the “Put Agreement”). Pursuant to the Put Agreement, the stockholder had the right and option to cause us to repurchase up to 25% of the stockholders’ shares on the last business day of September in each of 2014, 2015, 2016 and 2017. The put purchase price was to be determined based upon our trailing twelve months EBITDA.
The put option was cancelable and could not be exercised any time after the earliest to occur of (i) the closing of an IPO, (ii) the date on which we enter into an agreement for a sale of the Company, as defined in the Put Agreement, and (iii) a breach event, as defined in the Put Agreement. Under the terms of the Put Agreement, we canceled the put option upon the completion of our IPO.
We had the following amounts recorded related to the put option in business acquisition liabilities on our balance sheet:

(In thousands, except share amounts)	December 31, 2012	December 31, 2011
Shares of common stock subject to the Put Agreement	—	2,092,811
Value of the put option	$—	$455

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series E Preferred Stock
Prior to our reverse stock split that became effective July 31, 2012, we had 50,691,245 shares of Series E preferred stock outstanding.
At the option of the holder, each share of Series E preferred stock is convertible into shares of Class B Common. The number of shares of Class B Common into which each share of Series E preferred stock may be converted is determined by multiplying the Series E preferred stock conversion rate then in effect by the number of shares of Series E preferred stock being converted. The conversion rate for the Series E preferred stock is determined by dividing the original issue price ($7.05 per share) by the Series E preferred conversion price then in effect. The Series E preferred conversion price is initially equal to the original issue price, making the Series E conversion rate for the July 31, 2012 reverse split 3.25-to-1. The Series E conversion rate may be adjusted upon certain events. The Series E preferred conversion price will be proportionately decreased if we effect a subdivision of the outstanding common stock without a corresponding subdivision of Series E. In the event of an IPO or merger, as defined in our Amended and Restated Certificate of Incorporation, with a gross offering price less than 2.0 times the Series E preferred conversion price in effect immediately prior to the event, the Series E conversion rate in effect immediately before the transaction equals 2.0 times the Original Issue Price divided by the gross offering price, as defined. Additionally, there are specified adjustments to the Series E preferred conversion price in the event of common stock dividends or distributions, recapitalization reclassification, consolidation or merger as discussed in the Amended and Restated Certificate of Incorporation.
As noted above, the terms of our Series E preferred stock provide that the ratio at which each share of Series E preferred stock automatically converts into shares of our Class B common stock in connection with an initial public offering will increase if the initial offering price per share of common stock is below $14.10, which amount would result in additional shares of Class B common stock being issued upon conversion. Our initial offering price per share of common stock was $12.00. The holders of our Series E preferred stock waived this conversion rate adjustment feature with respect to our IPO. As a result of the waiver, the Series E preferred stock converted into 15,597,300 shares of common stock. For further details regarding Series E prior to the IPO, please refer to our prospectus filed August 3, 2012.

NOTE 11. STOCK-BASED COMPENSATION
We have three Stock Plans (the “Plans”), the purpose of which is to provide incentive to employees, directors, and consultants of Globus. We have reserved an aggregate of 5,606,764 shares of Class A Common and 4,153,846 shares of Class B Common pursuant to our Amended and Restated 2003 Stock Plan (the “2003 Plan”) and our 2008 Stock Plan (the “2008 Plan”). The Plans are administered by the Board. The number, type of option, exercise price, and vesting terms are determined by the Board in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2012, there were 5,952,479 shares of common stock available for future grants under the Plans.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average grant date per share fair value	$5.90	$5.14	$5.69

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
Risk-free interest rate	0.90%	-	1.10%	1.46%	-	2.65%	1.52%	-	2.64%
Expected term (years)	6			6			6
Expected volatility	44.0%	-	47.0%	46.5%	-	47.0%	46.5%	-	53.5%
Expected dividend yield	—%			—%			—%

Stock option activity during the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2009	5,742	$2.76
Granted	1,070	11.27
Exercised	(581)	2.24
Forfeited	(387)	5.59
Outstanding at December 31, 2010	5,844	4.19
Granted	1,185	10.86
Exercised	(149)	4.13
Forfeited	(426)	8.65
Outstanding at December 31, 2011	6,454	5.14
Granted	1,228	13.10
Exercised	(1,061)	1.42
Forfeited	(368)	9.55
Outstanding at December 31, 2012	6,253	$6.99	6.4	$26,242
Exercisable at December 31, 2012	4,291	$4.65	5.2	$25,828

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black Scholes pricing model to determine the fair value of our stock options (see “Note 1. Background and Summary of Significant Accounting Policies, (o) Stock-Based Compensation” above). Subsequent to the February 2012 and March 2012 stock option grants, we reassessed the fair value of our stock options on those dates of grant by updating the assumptions and facts considered in an October 2011 valuation report upon which we relied to take into account our actual results, market conditions, comparable company results, and the timing of our anticipated IPO. On July 2, 2012, we determined that the fair value as of the February 2, 2012 grant was $12.06 and that the fair value as of the March 28, 2012 grant was $14.10, rather than $10.34 as originally determined. The impact on net income for the three months ended March 31, 2012 and June 30, 2012 was not material.

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Compensation expense related to stock options	$4,635	$3,286	$4,025
Intrinsic value of stock options exercised	12,507	969	5,051

As of December 31, 2012, there was $9.4 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

At various dates since our formation, we sold shares of Class A Common and Class B Common to certain employees and non-employees through the receipt of promissory notes. For accounting purposes, these promissory notes are considered the issuance of an option as opposed to the sale of stock, since we did not contemporaneously document the borrower’s ability to repay the promissory notes. As a result, we have recognized compensation expense for these awards through their vesting period.

As there were no grants for the years ended December 31, 2012, 2011, and 2010, there was no compensation expense related to these deemed options granted to employees and non-employees for those years.

For accounting purposes, the repayment of a promissory note is considered an exercise of the deemed option. Since the shares are legally issued and outstanding, they are reflected in the accompanying consolidated balance sheets and statements of equity and comprehensive income. The notes were fully repaid as of December 31, 2011.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. INCOME TAXES

The components of income (loss) before income taxes are as follows:

		Year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Domestic	$114,176	$97,677	$87,539
Foreign	477	(728)	200
Total	$114,653	$96,949	$87,739
The components of the provision for income taxes are as follows:

		Year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Current:
Federal	$40,338	$28,846	$25,574
State	6,419	4,889	5,357
Foreign	345	373	351
	47,102	34,108	31,282
Deferred:
Federal	(5,510)	2,062	2,015
State	(352)	(52)	31
Foreign	(418)	47	(47)
	(6,280)	2,057	1,999
Total	$40,822	$36,165	$33,281

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9%	3.3%	3.9%
Domestic production activities deduction	(2.3)%	(1.5)%	(1.3)%
Tax credits	(0.1)%	(1.0)%	(1.2)%
Nondeductible expenses and other	0.1%	1.5%	1.5%
Effective tax rate	35.6%	37.3%	37.9%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

(In thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Inventory reserve	$16,288	$14,414
Accruals, reserves, and other currently not deductible	5,639	2,603
Stock-based compensation	4,913	3,843
Foreign net operating loss carryforwards	952	1,149
Total deferred tax assets	27,792	22,009
Valuation allowance	(533)	(1,149)
Total deferred tax assets, net of valuation allowance	27,259	20,860
Deferred tax liabilities:
Depreciation and amortization	(9,993)	(9,326)
Other	(782)	(1,129)
Total deferred tax liabilities	(10,775)	(10,455)
Net deferred tax assets	$16,484	$10,405

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Of the amount presented above as of December 31, 2012, $0.4 million of long-term deferred tax assets is included as a component of other assets on our consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Unrecognized tax benefit at the beginning of the year	$2,799	$3,845	$2,455
Additions related to current year tax positions	$673	$612	$863
Additions related to prior year tax positions	46	22	582
Reductions related to current year tax positions	—	(86)	—
Reductions related to prior year tax positions	(18)	(1,594)	(55)
Unrecognized tax benefit at the end of the year	3,500	2,799	3,845

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

(In thousands)	December 31, 2012	December 31, 2011
Portion of total unrecognized tax benefits that, if recognized, that would affect the effective income tax rate	$747	$591

Interest and penalties are recorded in the statement of operations as provision for income taxes. The total interest and penalties recorded in the statement of operations was nominal for the years ended December 31, 2012, 2011 and 2010. Our uncertain tax benefits could increase in the next twelve months as we continue our current transfer pricing policies and deduct additional tax credits. We are unable to estimate a range of reasonably possible changes in our uncertain tax benefits in the next twelve months as we are unable to predict when, or if, the tax authorities will commence audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any. The tax years that remained subject to examination by a major tax jurisdiction as of December 31, 2012 were 2008 and beyond for India and Switzerland; 2009 and beyond for the United States, Belgium and Germany; 2010 and beyond for the United Kingdom, Poland and South Africa and 2011 for Denmark, Sweden, Israel and Australia.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) was signed into law. One of the provisions of the ATRA was a reinstatement and extension of the research and experimentation tax credit from January 1, 2012 through December 31, 2013. However, as of December 31, 2012 no benefit could be recognized for this tax credit due to the passage of the ATRA in 2013. We estimate that the impact on the year ended December 31, 2012 would have been a tax benefit of approximately $0.7 million, which we will record as a discrete tax benefit in the first quarter of 2013, the period in which the legislation, including the reinstatement, was enacted.

NOTE 13. LEASES

The Company leases certain equipment and office facilities under operating leases. As of December 31, 2012, minimum future rental payments under operating leases for each of the next five years are as follows:

(In thousands)
Year ending December 31:
2013	$638
2014	519
2015	260
2016	128
2017	69
Thereafter	40
Total	$1,654

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense related to all operating leases recognized as a component of selling, general and administrative expenses was as follows:

		Year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Rent expense	$419	$317	$268

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

Compliance-Civil Monetary Penalties Proceeding-NUBONE®

In February 2012, we and David Paul, our Chairman and Chief Executive Officer (“CEO”), reached a settlement with the FDA to resolve an administrative complaint alleging Food, Drug and Cosmetic Act violations regarding the marketing of our product, NUBONE®. We voluntarily discontinued the manufacturing and sale of NUBONE® in 2010 despite a history of safe use. The settlement did not constitute an admission of liability or fault by either us or our CEO.

A settlement agreement of $1.0 million was finalized and paid in February 2012. The full settlement amount was accrued (and included in the provision for litigation settlements on the income statement) as of December 31, 2011.

Patent Infringement Litigation-PIVOT® & Non-PIVOT® Systems

Warsaw Orthopedic, Inc. had filed suit (the original complaint was filed in September 2006) against us in the United States District Court for the Eastern District of Pennsylvania alleging, among other matters, that we are infringing the claims of nine patents (the “Competitor Patents”) in connection with our manufacture, sale, and use of certain products, including the PIVOT® MIS System. Warsaw sought damages and injunctive relief against any Globus product held to infringe on one or more Competitor Patents.

A jury trial began in September 2008 on the claims regarding the PIVOT® MIS System with the remainder of the claims being settled shortly thereafter. The jury found that the PIVOT® MIS System infringed certain Competitor Patents. On July 16, 2009, the court awarded damages to Warsaw in the amount of $2.8

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, but denied Warsaw’s claim for injunctive relief. Both parties appealed the court’s ruling. Warsaw voluntarily dismissed its appeal. The appeal was decided on January 26, 2011 with a finding that certain claims of the Competitor Patents are invalid and certain claims are valid. As a result of the appeals court ruling, the damages awarded by the trial court stand. After the appeal ruling, the parties stipulated to conclude the litigation.

As of December 31, 2010, we had accrued $3.0 million based on the trial court damages award for the PIVOT® matters and for ongoing royalty payments in 2011. In June 2011, we paid $3.0 million, including post-judgment interest.

N-Spine and Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we have appealed the examiner’s decision. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION®, INDEPENDENCE® and INTERCONTINENTAL® products. Synthes seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
L5 Litigation
In December 2009, we filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against our former exclusive independent distributor L5 Surgical, LLC and its principals, seeking an injunction and declaratory judgment concerning certain restrictive covenants made to L5 by its sales representatives. L5 brought counterclaims against us alleging tortious interference, unfair competition and conspiracy. The injunction phase was resolved in September 2010, and the parties’ underlying damages claims are pending. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS™ 3V, TRANSCONTINENTAL®, INTERCONTINENTAL®, and CALIBER®-L products. NuVasive seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter is currently near the end of the discovery stage. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the U.S. Patent and Trademark Office, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of the patents asserted by NuVasive, and we are in the process of appealing the examiner’s decision. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with their contract with employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER® product. On November 15, 2012, the court denied Bianco’s motion for preliminary injunction. The matter is now in the discovery phase of litigation on the underlying damages claims. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  Altus Partners, LLC alleges that we infringe one or more claims of U.S. Patent No. 8,162,989, which issued on April 24, 2012, by making, using, offering for sale or selling our REVERE® products.  Altus Partners seeks injunctive relief and an unspecified amount in damages.  We intend to defend our rights vigorously.  The probable outcome of this litigation cannot be

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.

NOTE 15. 401(k) PLAN

We maintain a 401(k) Plan covering all eligible employees. Under the 401(k) Plan, we will make nondiscretionary matching contributions at the rate of 100% of employee’s contributions up to a maximum annual contribution of $6,000 per eligible employee, limited to 3% of the employee’s compensation for the period. Company matching contributions to the plan were as follows:

		Year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
401(k) matching contributions	$1,055	$944	$709

NOTE 16. RELATED-PARTY TRANSACTIONS
We have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions. This supplier had been consolidated through December 29, 2009, and the effect of this entity in our consolidated statements of income resulted in gross profit of $0.4 million, $1.4 million, $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, due to the sale or write-off of inventory purchased when the entity was consolidated and our inventory cost reflected the entity’s cost to produce rather than invoice price.
We have purchased the following amounts of products and services from the supplier:

	Year Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Purchases from related-party supplier	$20,159	$17,685	$12,013

As of December 31, 2012 and December 31, 2011, we had $2.6 million and $1.2 million of accounts payable due to the supplier.

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We globally manage the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. Segmentation of operating income and identifiable assets is not applicable since our sales outside the United States are export sales, and substantially all of our long-lived operating assets reside within the United States.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents total sales by geographic area, based on the location of the customer:

	Year Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
United States	$355,609	$311,024	$277,974
International	30,385	20,454	10,221
Total sales	$385,994	$331,478	$288,195

We classify our products into two categories: Innovative Fusion products and Disruptive Technology products. The following table represents total sales by product category:

	Year Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Innovative Fusion	$238,723	$224,356	$215,565
Disruptive Technology	147,271	107,122	72,630
Total sales	$385,994	$331,478	$288,195

NOTE 18. QUARTERLY FINANCIAL DATA (unaudited)

	(unaudited)
(In thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Sales	$94,717	$95,977	$94,764	$100,536
Gross profit	76,326	77,598	75,892	80,979
Net Income	17,576	19,001	16,487	20,767
Net earnings per common share - basic	0.20	0.22	0.18	0.23
Net earnings per common share - diluted	0.19	0.21	0.18	0.22

	(unaudited)
(In thousands, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Sales	$78,279	$80,936	$84,270	$87,993
Gross profit	63,380	63,667	67,129	68,506
Net Income	14,431	15,920	16,863	13,570
Net earnings per common share - basic	0.16	0.18	0.19	0.15
Net earnings per common share - diluted	0.16	0.18	0.19	0.15

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics for all employees, officers, directors, as well as a Code of Ethics specifically for our principal executive officer and senior financial officers, both of which are available on our website, www.globusmedical.com. We intend to disclose future amendments to, or waivers from, provisions of our Code of Ethics that apply to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or Controller, or persons performing similar functions, within four business days of such amendment or waiver.

The information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation S-K will appear under the headings “CORPORATE GOVERNANCE - Nominating and Governance Committee” and “STOCKHOLDER PROPOSALS” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Audit Committee” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership of Certain Beneficial Owners” and “CORPORATE GOVERNANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2010	$383	$397	$(172)	$608
Year ended December 31, 2011	608	105	(111)	602
Year ended December 31, 2012	$602	$363	$(4)	$961

Deferred tax valuation allowance:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2010	$468	$443	$—	$911
Year ended December 31, 2011	911	238	—	1,149
Year ended December 31, 2012	$1,149	$—	$(616)	$533

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item

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

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated August 20, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q/A filed on September 19, 2012).

3.4	Amended and Restated Bylaws of Globus Medical, Inc. (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 filed on March 29, 2012).
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
4.2
Amended and Restated Stock Sale Agreement, dated July 23, 2007, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

4.3
First Amendment to Amended and Restated Stock Sale Agreement, dated January 14, 2009, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

4.4
Investor Rights Agreement, dated July 23, 2007, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

4.5
First Amendment to Investor Rights Agreement, dated January 14, 2009, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.5 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.1
Voting Agreement, dated June 14, 2004, by and among Globus Medical, Inc., certain stockholders and David C. Paul (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012) (the “2004 Voting Agreement”).

10.2
First Amendment to the 2004 Voting Agreement, dated July 20, 2012, by and among Globus Medical, Inc., certain stockholders and David C. Paul (incorporated by reference to Exhibit 10.20 of the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 filed on July 23, 2012).

10.3
Voting Agreement, dated July 23, 2007, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012) (the “2007 Voting Agreement”).

10.4
First Amendment to 2007 Voting Agreement, dated April 4, 2011, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.5
Second Amendment to the 2007 Voting Agreement, dated July 20, 2012, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.21 of the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 filed on July 23, 2012).

10.6
Globus Medical, Inc. Amended and Restated 2003 Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.7
First Amendment to the Globus Medical, Inc. Amended and Restated 2003 Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.8	Globus Medical, Inc. 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.9	Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.10
Form of Grant Notice and Stock Option Agreement under 2003 Stock Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.11
Form of Grant Notice and Stock Option Agreement under 2008 Stock Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.12
Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.13
Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.14
Employment Agreement, dated March 26, 2012 by and between Globus Medical, Inc. and Richard Baron (incorporated by reference to Exhibit 10.12 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.15
Vice President Employment Agreement, dated June 1, 2005, by and between Globus Medical, Inc. and Brett Murphy (incorporated by reference to Exhibit 10.13 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.16
First Amendment to Vice President Employment Agreement, dated November 1, 2006, by and between Globus Medical, Inc. and Brett Murphy (incorporated by reference to Exhibit 10.14 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.17
Second Amendment to Vice President Employment Agreement, dated February 8, 2011, by and between Globus Medical, Inc. and Brett Murphy (incorporated by reference to Exhibit 10.15 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.18
Credit Agreement, dated May 3, 2011, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.19
First Amendment to Credit Agreement, dated March 16, 2012, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.21	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
21.1	Subsidiaries of Globus Medical, Inc. (incorporated by reference to Exhibit 21.1 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).
23.1	Consent of independent registered public accounting firm.
24.1	Power of Attorney (included on signature page).
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	March 5, 2013	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer

Dated:	March 5, 2013	/s/ RICHARD A. BARON

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

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated August 20, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q/A filed on September 19, 2012).

3.4	Amended and Restated Bylaws of Globus Medical, Inc. (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 filed on March 29, 2012).
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
4.2
Amended and Restated Stock Sale Agreement, dated July 23, 2007, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

4.3
First Amendment to Amended and Restated Stock Sale Agreement, dated January 14, 2009, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

4.4
Investor Rights Agreement, dated July 23, 2007, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

4.5
First Amendment to Investor Rights Agreement, dated January 14, 2009, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.5 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.1
Voting Agreement, dated June 14, 2004, by and among Globus Medical, Inc., certain stockholders and David C. Paul (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012) (the “2004 Voting Agreement”).

10.2
First Amendment to the 2004 Voting Agreement, dated July 20, 2012, by and among Globus Medical, Inc., certain stockholders and David C. Paul (incorporated by reference to Exhibit 10.20 of the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 filed on July 23, 2012).

10.3
Voting Agreement, dated July 23, 2007, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012) (the “2007 Voting Agreement”).

10.4
First Amendment to 2007 Voting Agreement, dated April 4, 2011, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.5
Second Amendment to the 2007 Voting Agreement, dated July 20, 2012, by and among Globus Medical, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.21 of the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 filed on July 23, 2012).

10.6
Globus Medical, Inc. Amended and Restated 2003 Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.7
First Amendment to the Globus Medical, Inc. Amended and Restated 2003 Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.8	Globus Medical, Inc. 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.9	Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.10
Form of Grant Notice and Stock Option Agreement under 2003 Stock Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.11
Form of Grant Notice and Stock Option Agreement under 2008 Stock Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.12
Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.13
Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.14
Employment Agreement, dated March 26, 2012 by and between Globus Medical, Inc. and Richard Baron (incorporated by reference to Exhibit 10.12 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.15
Vice President Employment Agreement, dated June 1, 2005, by and between Globus Medical, Inc. and Brett Murphy (incorporated by reference to Exhibit 10.13 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.16
First Amendment to Vice President Employment Agreement, dated November 1, 2006, by and between Globus Medical, Inc. and Brett Murphy (incorporated by reference to Exhibit 10.14 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.17
Second Amendment to Vice President Employment Agreement, dated February 8, 2011, by and between Globus Medical, Inc. and Brett Murphy (incorporated by reference to Exhibit 10.15 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.18
Credit Agreement, dated May 3, 2011, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.19
First Amendment to Credit Agreement, dated March 16, 2012, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.21	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
21.1	Subsidiaries of Globus Medical, Inc. (incorporated by reference to Exhibit 21.1 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).
23.1	Consent of independent registered public accounting firm.
24.1	Power of Attorney (included on signature page).
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.