Form 10-Q
period 2013-03-31
GLOBUS MEDICAL INC
filed 2013-05-03
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $0.001 per share) as of April 30, 2013 was 92,065,209 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,543	$212,400
Short-term marketable securities	30,785	—
Accounts receivable, net of allowances of $1,098 and $961, respectively	59,425	53,496
Inventories	66,867	62,310
Prepaid expenses and other current assets	4,358	3,020
Income taxes receivable	5,546	5,105
Deferred income taxes	24,911	23,779
Total current assets	323,435	360,110
Property and equipment, net	62,533	61,089
Intangible assets, net	9,453	9,585
Goodwill	15,372	15,372
Long-term marketable securities	61,788	—
Other assets	1,039	977
Total assets	$473,620	$447,133

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,784	$9,991
Accounts payable to related party	3,878	2,556
Accrued expenses	19,290	25,003
Income taxes payable	11,816	523
Business acquisition liabilities, current	1,506	1,435
Total current liabilities	45,274	39,508
Business acquisition liabilities, net of current portion	9,564	9,909
Deferred income taxes	6,966	7,714
Other liabilities	3,516	3,500
Total liabilities	65,320	60,631
Commitments and contingencies (Note 11)
Equity:
Common stock; $0.001 par value. Authorized 785,000 shares; issued and outstanding 91,933 and 91,270 shares at March 31, 2013 and December 31, 2012	92	91
Additional paid-in capital	139,000	136,501
Accumulated other comprehensive loss	(1,360)	(767)
Retained earnings	270,568	250,677
Total equity	408,300	386,502
Total liabilities and equity	$473,620	$447,133

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2013	March 31, 2012
Sales	$105,018	$94,717
Cost of goods sold	23,493	18,391
Gross profit	81,525	76,326

Operating expenses:
Research and development	6,847	6,736
Selling, general and administrative	45,397	41,225
Provision for litigation settlements	50	307
Total operating expenses	52,294	48,268

Operating income	29,231	28,058
Other income, net	279	225
Income before income taxes	29,510	28,283
Income tax provision	9,619	10,707

Net income	$19,891	$17,576

Earnings per share:
Basic	$0.22	$0.20
Diluted	$0.21	$0.19
Weighted average shares outstanding:
Basic	91,805	88,221
Diluted	93,573	90,877

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2012
Net income	$19,891	$17,576
Other comprehensive income/(loss):
Unrealized loss on marketable securities, net of tax	(30)	—
Foreign currency translation, net of tax	(563)	301
Total other comprehensive income/(loss)	(593)	301
Comprehensive income	$19,298	$17,877

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$19,891	$17,576
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,610	4,381
Provision for excess and obsolete inventories	2,000	1,850
Stock-based compensation	1,312	1,111
Allowance for doubtful accounts	54	226
Deferred income taxes	(1,900)	(949)
(Increase) decrease in:
Accounts receivable	(6,197)	(4,185)
Inventories	(7,009)	(3,730)
Prepaid expenses and other assets	(850)	(425)
Increase (decrease) in:
Accounts payable	(320)	(517)
Accounts payable to related party	1,322	653
Accrued expenses and other liabilities	(5,490)	(4,044)
Income taxes payable/receivable	10,853	10,904
Net cash provided by operating activities	18,276	22,851

Cash flows from investing activities:
Purchases of marketable securities	(93,187)	—
Purchases of property and equipment	(6,772)	(6,313)
Net cash used in investing activities	(99,959)	(6,313)

Cash flows from financing activities:
Payment of business acquisition liabilities	(400)	(300)
Net proceeds from issuance of common stock	885	88
Excess tax benefit related to nonqualified stock options	303	24
Net cash provided by/(used in) financing activities	788	(188)

Effect of foreign exchange rate on cash	38	80

Net increase/(decrease) in cash and cash equivalents	(80,857)	16,430
Cash and cash equivalents, beginning of period	212,400	142,668
Cash and cash equivalents, end of period	$131,543	$159,098

Supplemental disclosures of cash flow information:
Interest paid	17	6
Income taxes paid	$418	$376

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is an engineering-driven medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. Since our inception in 2003, we have launched over 110 products and offer a product portfolio addressing a broad array of spinal pathologies.
We are headquartered in Audubon, Pennsylvania and market and sell our products through our exclusive sales force in the United States, Europe, India, South Africa, Australia, South America and the Middle East. The sales force consists of direct sales representatives and distributor sales representatives employed by exclusive independent distributors.
The terms “the Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.
(b) Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three-month periods presented. The results of operations for any interim period are not indicative of results for the full year. Certain reclassifications have been made to prior period statements to conform to the current year presentation.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Globus and its wholly-owned subsidiaries. Our consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which we are the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation.
(d) Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates. Estimates and assumptions are periodically reviewed and the

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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
(e) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of March 31, 2013. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
We maintain a portfolio of various holdings, types and maturities. We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review our securities for other-than-temporary impairment at each reporting period. If an unrealized loss for any security is considered to be other-than-temporary, the loss will be recognized in our consolidated statement of income in the period the determination is made.
(f) Inventories
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
(g) Revenue Recognition
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(h) Reverse Stock Split and Initial Public Offering
In anticipation of our initial public offering (“IPO”), on March 13, 2012, our Board of Directors (“Board”) approved a reverse stock split of our common stock such that each two to five shares of issued common stock would be reclassified into one share of common stock, with the exact ratio within the two to five range to be subsequently determined by the Board. The stockholders approved the range of the reverse stock split on June 8, 2012. On July 9, 2012, our Board approved a ratio of one share for every 3.25 shares previously held. The reverse stock split became effective on July 31, 2012. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. See “Note 8. Equity” below for more details regarding the IPO.
(i) Medical Device Excise Tax
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposes a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States beginning on January 1, 2013. We account for the MDET as a component of our cost of goods sold. For the period ended March 31, 2013 we recognized $1.8 million of MDET in our consolidated statements of income.
(j) Recently Issued Accounting Pronouncements
In February 2013, we adopted Financial Accounting Standards Board (“FASB”) ASU 2013-2 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new standard requires entities to prospectively disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The adoption of the new standard will not have an impact on our financial position, results of operations or cash flows.
NOTE 2. EARNINGS PER COMMON SHARE
The net earnings per share is computed using the weighted average number of common shares outstanding during each fiscal period reported as adjusted retroactively for the 3.25-to-1 reverse stock split effectuated prior to our IPO and the conversion of classes of our equity at the time of our IPO (see “Note 1(h) Reverse Stock Split and Initial Public Offering” and “Note 8. Equity”). Net income per share assuming dilution is based on the weighted average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options using the treasury stock method.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2013	March 31, 2012
(In thousands, except per share amounts)
Basic net earnings per common share:
Net income available to common stockholders	$19,891	$17,576
Number of shares used for basic EPS computation	91,805	88,221
Net earnings per common share - basic	$0.22	$0.20

Diluted net earnings per common share:
Net income available to common stockholders	$19,891	$17,576
Number of shares used for basic EPS computation	91,805	88,221
Dilutive stock options	1,768	2,656
Number of shares used for dilutive EPS computation	93,573	90,877
Net earnings per common share - dilutive	$0.21	$0.19
Anti-dilutive common stock issuable upon exercise of stock options excluded from the calculation of diluted shares were as follows:

	Three Months Ended
(Shares, in thousands)	March 31, 2013	March 31, 2012
Anti-dilutive stock equivalents excluded from weighted average calculation	3,184	2,227
NOTE 3. BUSINESS ACQUISITIONS
On July 18, 2012, we entered into an asset purchase agreement with a global medical device company, pursuant to which we acquired substantially all of its assets for $6.0 million. In addition to the initial purchase price, we may be obligated to make revenue sharing payments based upon a percentage of net sales of products we acquired from it. We accounted for this purchase as a business combination and, as a result, recorded goodwill of $5.6 million.
This acquisition, which expands our product pipeline, did not have a material effect on our consolidated net sales or operating income for the year ended December 31, 2012 or for the three months ended March 31, 2013. The assets acquired and liabilities assumed as a result of the acquisition were included in our consolidated balance sheet as of the acquisition date. The purchase price for this acquisition was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.
A summary of intangible assets as of December 31, 2012 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships	10	3,411	(420)	2,991
Patents	17	2,420	(59)	2,361
Non-compete agreements	5	192	(59)	133
Total intangible assets		$10,123	$(538)	$9,585
A summary of intangible assets as of March 31, 2013 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships	10	3,411	(508)	2,903
Patents	17	2,420	(95)	2,325
Non-compete agreements	5	192	(67)	125
Total intangible assets		$10,123	$(670)	$9,453

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of March 31, 2013 is as follows:

(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$17,573	$1	$(6)	$17,568
Corporate debt securities	Less than 1	2,632	—	(3)	2,629
Commercial paper	Less than 1	10,583	5	—	10,588
Total short-term marketable securities		$30,788	$6	$(9)	$30,785

Long-term:
Municipal bonds	1-2	$31,319	$11	$(23)	$31,307
Corporate debt securities	1-2	27,097	3	(18)	27,082
Asset backed securities	2-3	3,399	—	—	3,399
Total long-term marketable securities		$61,815	$14	$(41)	$61,788
We had no short-term or long-term marketable securities as of December 31, 2012.
NOTE 5. FAIR VALUE MEASUREMENTS
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$96,585	$96,585	—	—
Contingent consideration	7,358	—	—	7,358

	Balance at
(In thousands)	March 31, 2013	Level 1	Level 2	Level 3
Cash equivalents	$63,386	$63,386	—	—
Municipal bonds	48,875	48,875	—	—
Corporate debt securities	29,711	29,711	—	—
Commercial paper	10,588	10,588	—	—
Asset-backed securities	3,399	3,399	—	—
Contingent consideration	7,428	—	—	7,428
Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within research and development and selling, general and administrative expenses in the consolidated statements of income.
NOTE 6. ACCRUED EXPENSES

(In thousands)	March 31, 2013	December 31, 2012
Compensation and other employee-related costs	$11,437	$16,733
Royalties	1,857	1,805
Legal and other settlements and expenses	1,147	1,924
Other	4,849	4,541
Total accrued expenses	$19,290	$25,003
NOTE 7. DEBT
Line of Credit
In May 2011, and as amended in March 2012, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2013, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
Subsequent to March 31, 2013, we amended the above credit agreement with Wells Fargo Bank, extending the term of the revolving credit facility from May 2014 to May 2015. No other terms were modified.
NOTE 8. EQUITY
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
In August 2012, we completed our IPO. We sold 2,083,333 shares of our Class A Common at an offering price of $12.00 per share. We recognized gross proceeds of $25.0 million and our net proceeds received after underwriting fees and offering expenses were $21.0 million.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Common decreased proportionally to the reverse stock split ratio. The reverse stock split did not affect the number of shares of capital stock we are authorized to issue. As a result of the reverse stock split, the number of unreserved and issuable shares of authorized common stock increased.
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
December 31, 2012	63,892,508	27,377,556	91,270,064
March 31, 2013	64,555,370	27,377,556	91,932,926
The following table summarizes changes in total stockholders’ equity:

Three Months Ended
(In thousands)	March 31, 2013
Total stockholders’ equity, beginning of period	$386,502
Net income	19,891
Stock-based compensation	1,312
Exercise of stock options	885
Excess tax benefit of nonqualified stock options	303
Other comprehensive income	(593)
Total stockholders’ equity, end of period	$408,300
NOTE 9. STOCK-BASED COMPENSATION
We have three Stock Plans (the “Plans”), the purpose of which is to provide incentive to employees, directors, and consultants of Globus. We have reserved an aggregate of 5,556,901 shares of Class A Common and 4,153,846 shares of Class B Common pursuant to our Amended and Restated 2003 Stock Plan (the “2003 Plan”) and our 2008 Stock Plan (the “2008 Plan”). The Plans are administered by the Board. The number, type of option, exercise price, and vesting terms are determined by the Board in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2013, there were 5,396,357 shares of common stock available for future grants under the Plans.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Weighted average grant date per share fair value	$5.50	$4.68
Stock option activity during the three months ended March 31, 2013, is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2012	6,253	$6.99
Granted	646	12.73
Exercised	(663)	1.33
Forfeited	(90)	11.18
Outstanding at March 31, 2013	6,146	$8.13	6.7	$40,538
Exercisable at March 31, 2013	3,856	$5.65	5.4	$34,860
We use the Black-Scholes pricing model to determine the fair value of our stock options (see “Part II; Item 8. Financial Statements and Supplementary Data; Note 1. Background and Summary of Significant Accounting Policies, (o) Stock Based Compensation” in our Annual Report on Form 10-K). Subsequent to the February 2012 and March 2012 stock option grants, we reassessed the fair value of our common stock on those dates of grant by updating the assumptions and facts considered in an October 2011 valuation report upon which we relied to take into account our actual results, market conditions, comparable company results, and the timing of our anticipated IPO. On July 2, 2012, we determined that the fair value as of the February 2, 2012 grant was $12.06 and that the fair value as of the March 28, 2012 grant was $14.10, rather than $10.34 as originally determined. The impact on net income for the three months ended March 31, 2012 was not material.
Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2012
Compensation expense related to stock options	$1,312	$1,111
Intrinsic value of stock options exercised	6,920	1,730
As of March 31, 2013, there was $11.5 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10. INCOME TAXES
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
For the three-month periods ended March 31, 2013 and 2012, our effective income tax rates were 32.6% and 37.9%, respectively. The effective rate for the three months ended March 31, 2012 was unfavorably affected by the lack of a research and experimentation credit that was in effect in the prior year which Congress had not extended for 2012. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. However, as the passage of the ATRA occurred in 2013, the entire reinstated credit for the year ended December 31, 2012 of $0.8 million was recognized in the first quarter of 2013 in accordance with accounting guidance.
NOTE 11. COMMITMENTS AND CONTINGENCIES
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
(Unaudited)

Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION®, INDEPENDENCE® and INTERCONTINENTAL® products. As a result of the acquisition of Synthes, Inc. by Johnson & Johnson, a motion was filed to change the plaintiff in this matter to Depuy Synthes Products, LLC in February 2013. Depuy Synthes Products, LLC seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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
NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS 3V™ retractor for use in certain lateral fusion procedures. NuVasive seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the U.S. Patent and Trademark Office, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of the patents asserted by NuVasive, and we are in the process of appealing the examiner’s decision. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 12. RELATED-PARTY TRANSACTIONS
We have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions. This supplier had been consolidated through December 29, 2009, and the effect of this entity in our consolidated statements of income was not material for the three months ended March 31, 2013 and 2012, respectively, due to the sale or write-off of inventory purchased when the entity was consolidated and our inventory cost reflected the entity’s cost to produce rather than invoice price.
We have purchased the following amounts of products and services from the supplier:

	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2012
Purchases from related-party supplier	$5,132	$4,564
As of March 31, 2013 and December 31, 2012, we had $3.9 million and $2.6 million of accounts payable due to the supplier.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2012
United States	$96,272	$87,991
International	8,746	6,726
Total sales	$105,018	$94,717

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2012
Innovative Fusion	$61,322	$61,488
Disruptive Technology	43,696	33,229
Total sales	$105,018	$94,717

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review “Part I; Cautionary Note Concerning Forward-Looking Statements” and “Part I; Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of certain of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
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
During the three months ended March 31, 2013, our international sales accounted for approximately 8% of our total sales. We sell our products outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Results of Operations
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2013	March 31, 2012	$	%
United States	$96,272	$87,991	$8,281	9.4%
International	8,746	6,726	2,020	30.0%
Total sales	$105,018	$94,717	$10,301	10.9%
Sales growth in the United States was due primarily to increased sales of our Disruptive Technology products and increased market penetration in new and existing territories. We believe there is significant opportunity to strengthen our position in existing markets and in new sales territories by increasing the size of our U.S. sales force.
The increase in international sales was attributable to increased market penetration in both new and existing sales territories. We increased our international presence by selling in seven additional countries in the three months ended March 31, 2013 in which we had no sales in the three months ended March 31, 2012. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2013	March 31, 2012	$	%
Innovative Fusion	$61,322	$61,488	$(166)	(0.3)%
Disruptive Technology	43,696	33,229	10,467	31.5%
Total sales	$105,018	$94,717	$10,301	10.9%
The increase in total sales was attributable to an increase in sales of our Disruptive Technology products, led by new products launched in 2011 and 2012.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2013	March 31, 2012	$	%
Cost of goods sold	$23,493	$18,391	$5,102	27.7%
Percentage of sales	22.4%	19.4%
The increase in cost of goods sold was due to $2.2 million of increased sales volume and mix, an increase of $1.8 million (or 1.7% as a percentage of consolidated sales) related to the medical device excise tax that went into effect on January 1, 2013 (“MDET”), and an increase of $1.1 million of depreciation of surgical instruments and cases, distribution and other costs.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2013	March 31, 2012	$	%
Research and development	$6,847	$6,736	$111	1.6%
Percentage of sales	6.5%	7.1%
The increase in research and development expenses was primarily due to an increase in costs for clinical trials, supplies, outside services and other costs.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2013	March 31, 2012	$	%
Selling, general and administrative	$45,397	$41,225	$4,172	10.1%
Percentage of sales	43.2%	43.5%
The increase in selling, general and administrative expenses was due primarily to an increase of $3.2 million in compensation costs in the United States. This was to support increased sales volume and company growth, including hiring of additional sales representatives, inclusive of our Algea Therapies® sales representatives, and general administrative personnel. Additionally, the costs to support international sales growth and expansion into new international territories increased by $0.5 million, and other selling, general and administrative costs increased by $0.5 million.
Provision for Litigation Settlements

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2013	March 31, 2012	$	%
Provision for litigation settlements	$50	$307	$(257)	(83.7)%
Percentage of sales	—%	0.3%
The provision for litigation settlements in both years were related to contractual disputes.
Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2013	March 31, 2012	$	%
Other income, net	$279	$225	$54	24.0%
Percentage of sales	0.3%	0.2%
Other income is attributable to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, gains recorded as a result of insurance claims and interest income.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2013	March 31, 2012	$	%
Income tax provision	$9,619	$10,707	$(1,088)	(10.2)%
Effective income tax rate	32.6%	37.9%
The decrease in our tax provision was primarily due to the timing of the American Taxpayer Relief Act of 2012 (“ATRA”) and partially offset by a $1.2 million increase in taxable income. The effective rate for the three months ended March 31, 2013 and 2012 were both impacted by ATRA. On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. However, as the passage of the ATRA occurred in 2013, the entire reinstated credit for the year ended December 31, 2012 of $0.8 million (or 2.6% impact to the first quarter effective rate) was recognized in the first quarter of 2013 in accordance with accounting guidance.
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
Adjusted EBITDA should not be considered in isolation or as a substitute for a measure of our liquidity or operating performance prepared in accordance with U.S. GAAP, and is not indicative of net income/(loss) from operations as determined under U.S. GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations that should be considered before using these measures to evaluate our liquidity or financial performance. Adjusted EBITDA does not include certain expenses that may be necessary to review our operating results and liquidity requirements. Our definition and calculation of Adjusted EBITDA may differ from that of other companies.

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(In thousands, except percentages)	March 31, 2013	March 31, 2012
Net Income	$19,891	$17,576
Interest (income)/expense, net	(46)	(9)
Provision for income taxes	9,619	10,707
Depreciation and amortization	4,610	4,381
EBITDA	34,074	32,655
Stock-based compensation	1,312	1,111
Provision for legal settlements	50	307
Change in fair value of contingent consideration	70	(102)
Adjusted EBITDA	$35,506	$33,971
Adjusted EBITDA as a percentage of sales	33.8%	35.9%
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$131,543	$212,400
Short-term marketable securities	30,785	—
Long-term marketable securities	61,788	—
Total cash, cash equivalents and marketable securities	$224,116	$212,400

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$278,161	$320,602
During the three months ended March 31, 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, we purchased $93.2 million of marketable securities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of March 31, 2013. We maintain a portfolio of various holdings, types and maturities. We invest in instruments that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of instrument.
In May 2011, and as amended in March 2012, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2013, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

Subsequent to March 31, 2013, we amended the above credit agreement with Wells Fargo Bank, extending the term of the revolving credit facility from May 2014 to May 2015. No other terms were modified.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of March 31, 2013. We believe these sources, along with the net proceeds from our initial public offering, will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and the MDET which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		Change
(In thousands)	March 31, 2013	March 31, 2012	$
Net cash provided by operating activities	$18,276	$22,851	$(4,575)
Net cash used in investing activities	(99,959)	(6,313)	(93,646)
Net cash provided by/(used in) financing activities	788	(188)	976
Effect of foreign exchange rate changes on cash	38	80	(42)
Increase/(decrease) in cash and cash equivalents	$(80,857)	$16,430	$(97,287)
During the three months ended March 31, 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, cash used in investing activities increased compared to the prior year period due to our $93.2 million purchase of marketable securities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of March 31, 2013.
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities was attributable primarily to a $3.3 million increase in the change in inventories (primarily to support new and pending product launches as well as to support existing product sales), a $2.0 million increase in the change in accounts receivable (primarily due to increased days sales outstanding for U.S. receivables) and a $1.4 million increase in the change in accrued expenses and other liabilities, partially offset by a $2.3 million increase in net income and a $0.9 million increase in the change in accounts payable and accounts payable to related party.

Cash Used in Investing Activities
The increase in net cash used in investing activities was attributable to $93.2 million of cash invested in marketable securities. During the three months ended March 31, 2013 we purchased $6.8 million of property and equipment compared to $6.3 million in the prior year period.
Cash Provided by/(Used in) Financing Activities
The cash provided by financing activities was attributable primarily to the increase in net proceeds received from the issuance of common stock from the exercise of stock options.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2013, we adopted Financial Accounting Standards Board (“FASB”) ASU 2013-2 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new standard requires entities to prospectively disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The adoption of the new standard will not have an impact on our financial position, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have evaluated the information required under this item that was disclosed in our 2012 Annual Report on Form 10-K and there have been no significant changes to this information, except with respect to the risks associated with our investment in marketable securities as follows.
Interest Rate Risk
During the three months ended March 31, 2013 we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. We maintain a portfolio of various holdings, types and maturities and invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase, and therefore, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities. All of our marketable securities are designated as available-for-sale.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal proceedings, suits and claims.  These matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I, Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 11. Commitments and Contingencies” above.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operation results, please see our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Part I; Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On August 8, 2012, we closed our IPO, in which we sold 1,250,000 shares of Class A common stock, and certain existing stockholders sold 7,500,000 shares of Class A common stock, at a price to the public of $12.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-180426), which was declared effective on August 2, 2012. The aggregate offering price for all shares sold in the IPO was approximately $115.0 million.  We did not receive any proceeds from the sale of securities by our selling stockholders.  We raised approximately $21.0 million in net proceeds from the IPO.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 3, 2012 pursuant to Rule 424(b).
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Subsequent to March 31, 2013, we amended the above credit agreement with Wells Fargo Bank, extending the term of the revolving credit facility to May 2015. No other terms were modified.

Item 6. Exhibits
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item

10.1	Second Amendment to Credit Agreement, dated May 1, 2013, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
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

GLOBUS MEDICAL, INC.
(Registrant)

Dated:	May 3, 2013	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer

Dated:	May 3, 2013	/s/ RICHARD A. BARON

Richard A. Baron
Senior Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Item

10.1	Second Amendment to Credit Agreement, dated May 1, 2013, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.