Form 10-K/A
period 2012-12-31
GLOBUS MEDICAL INC
filed 2013-06-13
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
In connection with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2013 (the “Original Filing”), we provided certain information required by Item 404(a) of Regulation S-K. We are refiling in its entirety our Annual Report pursuant to this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Original Filing to provide additional information required by Item 404(a) of Regulation S-K in Item 13 of this Form 10-K/A. This Form 10-K/A also contains disclosure regarding compliance with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. In addition, this Form 10-K/A includes the typed conformed signatures of our principal accounting officer and our Board of Directors, which were inadvertently omitted from the original filing.
As required by the rules of the SEC, this Form 10-K/A also includes an amended “Item 15. Exhibits and Financial Statement Schedules” and includes a new certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the our Chief Executive Officer and Chief Financial Officer.
Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A does not modify or update disclosures in the Original Filing or reflect events subsequent to the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

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
Related-Party Transactions
For a description of our related-party transactions, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Related-Party Transactions” and “Item 13. Certain Relationships and Related Transactions, and Director Independence; Related Person Transactions.”

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

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than 10 percent of any registered class of equity securities (“Reporting Persons”) to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of our securities with the SEC. These persons are also required to furnish the Company with copies of all Section 16(a) reports that they file with respect to our securities. Based solely upon a review of Section 16(a) reports furnished to us for the year ended December 31, 2012 and written representations from certain Reporting Persons that no other reports were required, we believe that all the Reporting Persons complied with all applicable filing requirements for the year ended December 31, 2012, except that Forms 3 and 4 with respect to Steven Payne, our Chief Accounting Officer, were filed on June 11, 2013.

The information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “Proposal 1 - Election of Directors” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the headings “Proposal 1 - Election of Directors,” “Information Concerning the Board of Directors and Corporate Governance,” and “Executive Officers” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation S-K will appear under the headings “Information Concerning the Board of Directors and Corporate Governance - Committees of the

Board of Directors - Nominating and Corporate Governance Committee” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “Information Concerning the Board of Directors and Corporate Governance - Committees of the Board of Directors - Audit Committee” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will appear under the heading “Executive Compensation” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “Information Concerning the Board of Directors and Corporate Governance - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “Executive Compensation - Compensation Committee Report” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “Executive Compensation - Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Procedures for Approval of Related-Party Transactions
Our Audit Committee is responsible for reviewing and approving or ratifying any related-party transaction reaching a certain threshold of significance. In the course of its review and approval or ratification of a related-party transaction, the Audit Committee considers, among other things, consistent with Item 404 of Regulation S-K, the following:

•	the nature and amount of the related person's interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction; and

•	any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.
Related Person Transactions
Since 2005, we have contracted with a third-party supplier that manufactures certain products for us. As of March 31, 2013, David C. Paul's wife, David D. Davidar's wife, and David M. Demski collectively owned approximately 47% of the outstanding stock of the supplier. In addition, since February 2010, Mr. Paul's wife and Mr. Davidar's wife have served and continue to serve as directors of the supplier. We purchase products and services from the supplier from time to time pursuant to a standard Supplier Quality Agreement entered into on an arm's-length basis in September 2010. During 2012, we purchased $20.2 million of products and services from the supplier.
Director Independence
Our Board of Directors consists of seven members: David C. Paul, David D. Davidar, David M. Demski, Daniel T. Lemaitre, Robert W. Liptak, Ann D. Rhoads, and Kurt C. Wheeler. Our Board of Directors has affirmatively determined that Messrs. Lemaitre, Liptak and Wheeler and Ms. Rhoads meet the definition of “independent director” under New York Stock Exchange listing standards. Messrs. Paul, Davidar and Demski do not meet the definition of “independent director.”
Our Board of Directors has three permanent committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Our Audit Committee consists of Ms. Rhoads, and Messrs. Lemaitre and Liptak. Our Compensation Committee consists of Messrs. Paul, Lemaitre, Liptak and Wheeler. Messrs. Lemaitre, Liptak and Wheeler also serve on our Equity Compensation Committee, a subcommittee of our Compensation Committee established to administer our equity-based compensation plans. Our Nominating and Corporate Governance Committee consists of Messrs. Paul and Demski and Ms. Rhoads.
Item 14. Principal Accountant Fees and Services

The information required hereunder will appear under the heading “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

GLOBUS MEDICAL, INC.

Dated:	June 13, 2013	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	June 13, 2013	/s/ RICHARD A. BARON

Richard A. Baron
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

Dated:	June 13, 2013	/s/ STEVEN M. PAYNE

Steven M. Payne
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
We, the undersigned directors and/or executive officers of Globus Medical, Inc., hereby severally constitute and appoint David C. Paul, acting singly, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A (Amendment No. 1) and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David C. Paul	Chief Executive Officer and Director	June 13, 2013
David C. Paul	(Principal Executive Officer)

/s/ David M. Demski	President and Chief Operating Officer	June 13, 2013
David M. Demski	and Director

/s/ Richard A. Baron	Chief Financial Officer	June 13, 2013
Richard A. Baron	(Principal Financial Officer)

/s/ Steven M. Payne	Chief Accounting Officer	June 13, 2013
Steven M. Payne	(Principal Accounting Officer)

/s/ David D. Davidar	Senior Vice President, Operations	June 13, 2013
David D. Davidar	and Director

/s/ Kurt C. Wheeler	Director	June 13, 2013
Kurt C. Wheeler

/s/ Robert W. Liptak	Director	June 13, 2013
Robert W. Liptak

/s/ Daniel T. Lemaitre	Director	June 13, 2013
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	June 13, 2013
Ann D. Rhoads

EXHIBIT INDEX

Exhibit No.	Item

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