Form 10-Q
period 2013-06-30
GLOBUS MEDICAL INC
filed 2013-08-02
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $0.001 per share) as of July 31, 2013 was 92,852,875 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,314	$212,400
Short-term marketable securities	68,844	—
Accounts receivable, net of allowances of $1,138 and $961, respectively	57,531	53,496
Inventories	71,356	62,310
Prepaid expenses and other current assets	5,456	3,020
Income taxes receivable	14,050	5,105
Deferred income taxes	28,331	23,779
Total current assets	337,882	360,110
Property and equipment, net	63,934	61,089
Long-term marketable securities	70,517	—
Intangible assets, net	9,321	9,585
Goodwill	15,372	15,372
Other assets	1,049	977
Total assets	$498,075	$447,133

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,172	$9,991
Accounts payable to related party	5,201	2,556
Accrued expenses	40,436	25,003
Income taxes payable	246	523
Business acquisition liabilities, current	1,580	1,435
Total current liabilities	56,635	39,508
Business acquisition liabilities, net of current portion	9,312	9,909
Deferred income taxes	6,464	7,714
Other liabilities	3,531	3,500
Total liabilities	75,942	60,631
Commitments and contingencies (Note 11)
Equity:
Common stock; $0.001 par value. Authorized 785,000 shares; issued and outstanding 92,816 and 91,270 shares at June 30, 2013 and December 31, 2012	93	91
Additional paid-in capital	145,418	136,501
Accumulated other comprehensive loss	(1,372)	(767)
Retained earnings	277,994	250,677
Total equity	422,133	386,502
Total liabilities and equity	$498,075	$447,133

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Sales	$107,009	$95,977	$212,027	$190,694
Cost of goods sold	23,501	18,379	46,994	36,770
Provision for litigation loss	1,260	—	1,260	—
Gross profit	82,248	77,598	163,773	153,924

Operating expenses:
Research and development	7,037	6,940	13,884	13,676
Selling, general and administrative	45,750	41,231	91,147	82,456
Provision for litigation loss/(income)	18,269	(1,138)	18,319	(831)
Total operating expenses	71,056	47,033	123,350	95,301

Operating income	11,192	30,565	40,423	58,623
Other income/(expense), net	(221)	(304)	58	(79)
Income before income taxes	10,971	30,261	40,481	58,544
Income tax provision	3,545	11,260	13,164	21,967

Net income	$7,426	$19,001	$27,317	$36,577

Earnings per share:
Basic	$0.08	$0.22	$0.30	$0.41
Diluted	$0.08	$0.21	$0.29	$0.40
Weighted average shares outstanding:
Basic	92,415	88,354	92,110	88,288
Diluted	93,970	91,254	93,772	91,055

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$7,426	$19,001	$27,317	$36,577
Other comprehensive income/(loss):
Unrealized loss on marketable securities, net of tax	(29)	—	(59)	—
Foreign currency translation	17	(227)	(546)	74
Total other comprehensive income/(loss)	(12)	(227)	(605)	74
Comprehensive income	$7,414	$18,774	$26,712	$36,651

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$27,317	$36,577
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,352	8,888
Provision for excess and obsolete inventories	3,463	3,700
Stock-based compensation	2,478	2,137
Allowance for doubtful accounts	89	315
Deferred income taxes	(5,806)	(1,872)
(Increase) decrease in:
Accounts receivable	(4,410)	(3,050)
Inventories	(12,955)	(9,329)
Prepaid expenses and other assets	(1,746)	(1,284)
Increase (decrease) in:
Accounts payable	243	1,823
Accounts payable to related party	2,645	(695)
Accrued expenses and other liabilities	15,824	(2,211)
Income taxes payable/receivable	(9,238)	(119)
Net cash provided by operating activities	27,256	34,880

Cash flows from investing activities:
Purchases of marketable securities	(144,062)	—
Maturities of marketable securities	3,900	—
Purchases of property and equipment	(12,956)	(11,849)
Net cash used in investing activities	(153,118)	(11,849)

Cash flows from financing activities:
Payment of business acquisition liabilities	(700)	(600)
Net proceeds from issuance of common stock	4,254	480
Excess tax benefit related to nonqualified stock options	2,187	57
Net cash provided by/(used in) financing activities	5,741	(63)

Effect of foreign exchange rate on cash	35	(59)

Net increase/(decrease) in cash and cash equivalents	(120,086)	22,909
Cash and cash equivalents, beginning of period	212,400	142,668
Cash and cash equivalents, end of period	$92,314	$165,577

Supplemental disclosures of cash flow information:
Interest paid	30	26
Income taxes paid	$25,891	$23,422

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is an engineering-driven medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. Since our inception in 2003, we have launched over 115 products and offer a product portfolio addressing a broad array of spinal pathologies.
We are headquartered in Audubon, Pennsylvania and market and sell our products through our exclusive sales force in the United States, Europe, India, South Africa, Australia, Central & South America and the Middle East. The sales force consists of direct sales representatives and distributor sales representatives employed by exclusive independent distributors.
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
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three- and six-month periods presented. The results of operations for any interim period are not indicative of results for the full year. Certain reclassifications have been made to prior period statements to conform to the current year presentation.
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
(e) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of June 30, 2013. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
We maintain a portfolio of various holdings, types and maturities, though most of the securities in our portfolio could be liquidated at minimal cost at any time. We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review our securities for other-than-temporary impairment at each reporting period. If an unrealized loss for any security is considered to be other-than-temporary, the loss will be recognized in our consolidated statement of income in the period the determination is made.
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
(i) Medical Device Excise Tax
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposes a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States beginning on January 1, 2013. We account for the MDET as a component of our cost of goods sold. For the three and six months ended June 30, 2013 we recognized $1.7 million and $3.4 million, respectively, of MDET in our consolidated statements of income.
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
NOTE 2. EARNINGS PER COMMON SHARE
The net earnings per share is computed using the weighted average number of common shares outstanding during each fiscal period reported as adjusted retroactively for the 3.25-to-1 reverse stock split effectuated prior to our IPO and the conversion of classes of our equity at the time of our IPO (see “Note 1. Background and Summary of Significant Accounting Policies, (h) Reverse Stock Split and Initial Public Offering” and “Note 8. Equity”). Net earnings per share assuming dilution is based on the weighted average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options using the treasury stock method.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(In thousands, except per share amounts)
Basic net earnings per common share:
Net income available to common stockholders	$7,426	$19,001	$27,317	$36,577
Number of shares used for basic EPS computation	92,415	88,354	92,110	88,288
Net earnings per common share - basic	$0.08	$0.22	$0.30	$0.41

Diluted net earnings per common share:
Net income available to common stockholders	$7,426	$19,001	$27,317	$36,577
Number of shares used for basic EPS computation	92,415	88,354	92,110	88,288
Dilutive stock options	1,555	2,900	1,662	2,767
Number of shares used for dilutive EPS computation	93,970	91,254	93,772	91,055
Net earnings per common share - dilutive	$0.08	$0.21	$0.29	$0.40
Anti-dilutive common stock issuable upon exercise of stock options excluded from the calculation of diluted shares were as follows:

	Three Months Ended		Six Months Ended
(Shares, in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Anti-dilutive stock equivalents excluded from weighted average calculation	1,772	1,987	2,478	2,038
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
This acquisition, which expanded our product pipeline, did not have a material effect on our consolidated net sales or operating income for the year ended December 31, 2012 or for the three and six months ended June 30, 2013. The assets acquired and liabilities assumed as a result of the acquisition were included in our consolidated balance sheet as of the acquisition date. The purchase price for this acquisition was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.
A summary of intangible assets as of December 31, 2012 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships	10	3,411	(420)	2,991
Patents	17	2,420	(59)	2,361
Non-compete agreements	5	192	(59)	133
Total intangible assets		$10,123	$(538)	$9,585
A summary of intangible assets as of June 30, 2013 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships	10	3,411	(596)	2,815
Patents	17	2,420	(131)	2,289
Non-compete agreements	5	192	(75)	117
Total intangible assets		$10,123	$(802)	$9,321

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of June 30, 2013 is as follows:

(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$40,514	$4	$(23)	$40,495
Corporate debt securities	Less than 1	6,773	—	(10)	6,763
Commercial paper	Less than 1	21,582	4	—	21,586
Total short-term marketable securities		$68,869	$8	$(33)	$68,844

Long-term:
Municipal bonds	1-2	$35,630	$10	$(45)	$35,595
Corporate debt securities	1-2	27,343	5	(24)	27,324
Asset backed securities	1-2	7,615	—	(17)	7,598
Total long-term marketable securities		$70,588	$15	$(86)	$70,517
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$96,585	$96,585	—	—
Contingent consideration	7,358	—	—	7,358

	Balance at
(In thousands)	June 30, 2013	Level 1	Level 2	Level 3
Cash equivalents	$16,484	$16,484	—	—
Municipal bonds	76,090	76,090	—	—
Corporate debt securities	34,087	34,087	—	—
Commercial paper	21,586	21,586	—	—
Asset-backed securities	7,598	7,598	—	—
Contingent consideration	7,502	—	—	7,502
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
NOTE 6. ACCRUED EXPENSES

(In thousands)	June 30, 2013	December 31, 2012
Compensation and other employee-related costs	$13,216	$16,733
Royalties	1,785	1,805
Legal and other settlements and expenses	19,484	1,924
Other	5,951	4,541
Total accrued expenses	$40,436	$25,003
NOTE 7. DEBT
Line of Credit
In May 2011, and as amended in March 2012 and May 2013, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility expires in May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2013, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
December 31, 2012	63,892,508	27,377,556	91,270,064
June 30, 2013	65,438,279	27,377,556	92,815,835
The following table summarizes changes in total stockholders’ equity:

Six Months Ended
(In thousands)	June 30, 2013
Total stockholders’ equity, beginning of period	$386,502
Net income	27,317
Stock-based compensation	2,478
Exercise of stock options	4,254
Excess tax benefit of nonqualified stock options	2,187
Other comprehensive income	(605)
Total stockholders’ equity, end of period	$422,133
The table below presents the changes in each component of accumulated other comprehensive loss, including current period other comprehensive loss and reclassifications out of accumulated other comprehensive loss:

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax (1)	Foreign currency translation adjustment	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, at December 31, 2012	$—	$(767)	$(767)
Other comprehensive loss before reclassifications	(59)	(546)	(605)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—
Other comprehensive loss, net of tax	(59)	(546)	(605)
Accumulated other comprehensive loss, net of tax, at June 30, 2013	$(59)	$(1,313)	$(1,372)
__________________________________
(1) Net of a tax benefit of $37 as of June 30, 2013.
For the year ended December 31, 2012, our accumulated other comprehensive loss consisted solely of foreign currency translation and no amounts were reclassified out of accumulated other comprehensive loss during the year ended December 31, 2012.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9. STOCK-BASED COMPENSATION
We have three Stock Plans (the “Plans”), the purpose of which is to provide incentive to employees, directors, and consultants of Globus. We have reserved an aggregate of 5,474,979 shares of Class A Common and 4,153,846 shares of Class B Common pursuant to our Amended and Restated 2003 Stock Plan (the “2003 Plan”) and our 2008 Stock Plan (the “2008 Plan”) as of June 30, 2013. The Plans are administered by the Board or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
The Board approved the 2012 Equity Incentive Plan (the “2012 Plan”) in March 2012, and our stockholders subsequently approved the 2012 Plan in June 2012. Under the terms of the 2012 Plan, the aggregate number of shares of Class A Common that may be issued subject to options and other awards is equal to the sum of (1) 3,076,923 shares, (2) any shares available for issuance under the 2008 Plan as of March 13, 2012, (3) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (4) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by the Board. We have reserved 6,186,198 shares of Class A Common pursuant to the 2012 Plan as of June 30, 2013. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2012 Plan is limited to 10,769,230 shares. The shares of Class A Common covered by the 2012 Plan are authorized but unissued shares, treasury shares or common stock purchased on the open market.
As of June 30, 2013, there were 5,425,422 shares of common stock available for future grants under the Plans.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted average grant date per share fair value	$6.69	$5.48	$5.68	$5.96
Stock option activity during the six months ended June 30, 2013, is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2012	6,253	$6.99
Granted	800	13.27
Exercised	(1,546)	2.72
Forfeited	(273)	11.64
Outstanding at June 30, 2013	5,234	$8.97	7.2	$41,326
Exercisable at June 30, 2013	3,112	$6.49	5.8	$32,253

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
Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Compensation expense related to stock options	$1,166	$1,026	$2,478	$2,137
Intrinsic value of stock options exercised	10,379	656	17,299	2,386
As of June 30, 2013, there was $10.3 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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
For the six-month periods ended June 30, 2013 and 2012, our effective income tax rates were 32.5% and 37.5%, respectively. The effective rate for the six months ended June 30, 2012 was unfavorably affected by the decrease in book income, the timing of the American Taxpayer Relief Act of 2012 (“ATRA”), and other changes to the components of the annual effective rate calculation. On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. However, as the passage of the ATRA occurred in 2013, the entire reinstated credit for the year ended December 31, 2012 of $0.8 million was recognized in the first quarter of 2013 in accordance with accounting guidance.
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
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA, LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, alleged that we infringed one or more claims of three patents by making, using, offering for sale or selling our COALITION®, INDEPENDENCE® and INTERCONTINENTAL® products. As a result of the acquisition of Synthes, Inc. by Johnson & Johnson, a motion was filed to change the plaintiff in this matter to DePuy Synthes Products, LLC (“DePuy Synthes”) in February 2013. On June 14, 2013, the jury in this case returned a verdict, finding that prior versions of the three products we previously sold did infringe on DePuy Synthes’ patents and awarding monetary damages in the amount of $16.0 million. The jury also upheld the validity of DePuy Synthes' patents. There was no finding of willful infringement by Globus.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. As this lawsuit involved only three products that are no longer part of our product portfolio, this verdict is not expected to impair our ability to sell any of our future products.
We believe the facts and the law do not support the jury’s findings of infringement and patent validity and will seek to overturn the verdict in post-trial motions with the District Court and, if necessary, through the appeals process.
For the three months ending June 30, 2013, we accrued $19.5 million in damages and other litigation-related costs, of which $1.3 million was included in provision for litigation loss (cost of goods sold, due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation loss (operating expense).

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

L5 Litigation
In December 2009, we filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against our former exclusive independent distributor L5 Surgical, LLC and its principals, seeking an injunction and declaratory judgment concerning certain restrictive covenants made to L5 by its sales representatives. L5 brought counterclaims against us alleging tortious interference, unfair competition and conspiracy. The injunction phase was resolved in September 2010, and this matter is now in the discovery phase of litigation on the underlying damages claims. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS 3V™ retractor for use in certain lateral fusion procedures. NuVasive seeks injunctive relief and an unspecified amount in damages. The litigation is currently in the discovery phase. We intend to defend our rights vigorously. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the U.S. Patent and Trademark Office, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of the patents asserted by NuVasive, and we are in the process of appealing the examiner’s decision. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with their contract with employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. Trial is currently scheduled for January 2014. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER® product. On November 15, 2012, the court denied Bianco’s motion for preliminary injunction. This matter is now in the discovery phase of litigation on the underlying damages claims and trial is currently scheduled for November 2013. We intend to defend our rights vigorously. The probable outcome of this

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  Altus Partners, LLC alleges that we infringe one or more claims of U.S. Patent No. 8,162,989, which issued on April 24, 2012, by making, using, offering for sale or selling our REVERE® products.  Altus Partners seeks injunctive relief and an unspecified amount in damages.  The litigation is currently in the discovery phase and trial has been set for June 2014. We intend to defend our rights vigorously.  The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
NOTE 12. RELATED-PARTY TRANSACTIONS
We have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions. This supplier had been consolidated through December 29, 2009, and the effect of this entity in our consolidated statements of income was not material for the three and six months ended June 30, 2013 and 2012, respectively, due to the sale or write-off of inventory purchased when the entity was consolidated and our inventory cost reflected the entity’s cost to produce rather than invoice price.
We have purchased the following amounts of products and services from the supplier:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Purchases from related-party supplier	$6,377	$3,960	$11,509	$8,524
As of June 30, 2013 and December 31, 2012, we had $5.2 million and $2.6 million of accounts payable due to the supplier.
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
The following table represents total sales by geographic area, based on the location of the customer:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
United States	$98,106	$88,579	$194,378	$176,570
International	8,903	7,398	17,649	14,124
Total sales	$107,009	$95,977	$212,027	$190,694

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Innovative Fusion	$62,987	$61,233	$124,309	$122,721
Disruptive Technology	44,022	34,744	87,718	67,973
Total sales	$107,009	$95,977	$212,027	$190,694

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part II; Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings, including “Part I; Cautionary Note Concerning Forward-Looking Statements” and “Part I; Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of certain of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
Overview
We are a medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing products that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 115 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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
To date, the primary market for our products has been the United States, where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by our exclusive independent distributors, who distribute our products on our behalf for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to continue to add additional direct and distributor sales representatives in the future.
During the six months ended June 30, 2013, our international sales accounted for approximately 8% of our total sales. We sell our products outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Results of Operations
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
United States	$98,106	$88,579	$9,527	10.8%
International	8,903	7,398	1,505	20.3%
Total sales	$107,009	$95,977	$11,032	11.5%
Sales growth in the United States was primarily due to increased sales of our Disruptive Technology products and increased market penetration in new and existing territories. We believe there is significant opportunity to strengthen our position in existing markets and in new sales territories by increasing the size of our U.S. sales force.
The increase in international sales was attributable to increased market penetration in both new and existing sales territories. We increased our international presence by selling in six additional countries in the three months ended June 30, 2013 in which we had no sales in the three months ended June 30, 2012. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Innovative Fusion	$62,987	$61,233	$1,754	2.9%
Disruptive Technology	44,022	34,744	9,278	26.7%
Total sales	$107,009	$95,977	$11,032	11.5%
The increase in total sales was primarily attributable to an increase in sales of our Disruptive Technology products, led by new products launched in 2011 and 2012.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Cost of goods sold	$23,501	$18,379	$5,122	27.9%
Provision for litigation loss	1,260	—	$1,260	—%
Total cost of goods sold	24,761	18,379	$6,382
Percentage of sales	23.1%	19.1%

The increase in cost of goods sold was due to $2.0 million of increased sales volume and mix, an increase of $1.7 million (or 1.6% as a percentage of consolidated sales) related to the medical device excise tax that went into effect on January 1, 2013 (“MDET”), and an increase of $1.4 million of depreciation of surgical instruments and cases, distribution and other costs. Additionally, the $1.3 million provision for litigation loss was related to the unfavorable jury verdict in one of our pending lawsuits (see Provision for Litigation Loss/(Income) below).
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Research and development	$7,037	$6,940	$97	1.4%
Percentage of sales	6.6%	7.2%
The increase in research and development expenses was nominal compared to the prior period.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Selling, general and administrative	$45,750	$41,231	$4,519	11%
Percentage of sales	42.8%	43.0%
The increase in selling, general and administrative expenses was primarily due to an increase of $2.4 million in compensation costs in the United States. This was to support increased sales volume and company growth, including hiring of additional sales representatives, and general administrative personnel. Additionally, the costs to support international sales growth and expansion into new international territories increased by $0.7 million, and other selling, general and administrative costs increased by $1.4 million.
Provision for Litigation Loss/(Income)

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Provision for litigation loss/(income)	$18,269	$(1,138)	$19,407	(1,705.4)%
Percentage of sales	17.1%	(1.2)%
The increase in the provision for litigation loss was due to the unfavorable jury verdict in one of our pending suits. On June 14, 2013, the jury in a patent infringement case in the U.S. District Court in Delaware brought by DePuy Synthes Products, LLC (“DePuy Synthes”) against our company returned a verdict. The jury found that prior versions of three products we previously sold did infringe on DePuy Synthes’ patents and awarded monetary damages. The jury also upheld the validity of DePuy Synthes’ patents. There was no finding of willful infringement. As a result of the verdict, we recorded $18.2 million in damages and other litigation-related costs in addition to the $1.3 million recorded as a component of cost of goods sold noted above.
The provision for litigation income in the prior year period was due to the favorable settlement of a lawsuit.

Other Expense, Net

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Other expense, net	$(221)	$(304)	$83	(27.3)%
Percentage of sales	(0.2)%	(0.3)%
The change in other expense, net is primarily attributable to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency and interest income.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Income tax provision	$3,545	$11,260	$(7,715)	(68.5)%
Effective income tax rate	32.3%	37.2%
The decrease in our tax provision and effective rate was primarily due to the $19.5 million DePuy Synthes litigation loss, the timing of the American Taxpayer Relief Act of 2012 (“ATRA”), and other changes to the components of the annual effective tax rate calculation. On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. The effective rate for the three months ended June 30, 2012 was impacted by the inability to recognize the effect of the reinstated credit in the period of qualifying activity.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
United States	$194,378	$176,570	$17,808	10.1%
International	17,649	14,124	3,525	25.0%
Total sales	$212,027	$190,694	$21,333	11.2%
Sales growth in the United States was primarily due to increased sales of our Disruptive Technology products and increased market penetration in new and existing territories. We believe there is significant opportunity to strengthen our position in existing markets and in new sales territories by increasing the size of our U.S. sales force.
The increase in international sales was attributable to increased market penetration in both new and existing sales territories. We increased our international presence by selling in six additional countries in the six months ended June 30, 2013 in which we had no sales in the six months ended June 30, 2012. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Innovative Fusion	$124,309	$122,721	$1,588	1.3%
Disruptive Technology	87,718	67,973	19,745	29.0%
Total sales	$212,027	$190,694	$21,333	11.2%
The increase in total sales was attributable to an increase in sales of our Disruptive Technology products, led by new products launched in 2011 and 2012.
Cost of Goods Sold

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Cost of goods sold	$46,994	$36,770	$10,224	27.8%
Provision for litigation loss	1,260	—	1,260	—%
Total cost of goods sold	48,254	36,770	11,484
Percentage of sales	22.8%	19.3%
The increase in cost of goods sold was due to $4.3 million of increased sales volume and mix, an increase of $3.4 million (or 1.6% as a percentage of consolidated sales) related to the MDET, which went into effect on January 1, 2013, and an increase of $2.5 million of depreciation of surgical instruments and cases, distribution and other costs. Additionally, the $1.3 million provision for litigation loss was related to the unfavorable jury verdict in one of our pending lawsuits (see Provision for Litigation Loss/(Income) below).
Research and Development Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Research and development	$13,884	$13,676	$208	1.5%
Percentage of sales	6.5%	7.2%
The increase in research and development expenses was primarily due to an increase in costs for clinical trials.
Selling, General and Administrative Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Selling, general and administrative	$91,147	$82,456	$8,691	10.5%
Percentage of sales	43.0%	43.2%
The increase in selling, general and administrative expenses was primarily due to an increase of $5.6 million in compensation costs in the United States. This was to support increased sales volume and company growth, including hiring of additional sales representatives, and general administrative personnel.

Additionally, the costs to support international sales growth and expansion into new international territories increased by $1.2 million, and other selling, general and administrative costs increased by $1.9 million.
Provision for Litigation Loss/(Income)

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Provision for litigation loss/(income)	$18,319	$(831)	$19,150	(2,304.5)%
Percentage of sales	8.6%	(0.4)%
The increase in the provision for litigation loss was due to the unfavorable jury verdict in one of our pending suits. On June 14, 2013, the jury in a patent infringement case in the U.S. District Court in Delaware brought by DePuy Synthes against our company returned a verdict. The jury found that prior versions of three products we previously sold did infringe on DePuy Synthes’ patents and awarded monetary damages. The jury also upheld the validity of DePuy Synthes’ patents. There was no finding of willful infringement. As a result of the verdict, we recorded $18.2 million in damages and other litigation-related costs in addition to the $1.3 million recorded as a component of cost of goods sold noted above.
The provision for litigation income in the prior year period was due to the favorable settlement of a lawsuit.
Other Income/(Expense), Net

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Other income/(expense), net	$58	$(79)	$137	(173.4)%
Percentage of sales	—%	—%
The change in other income/(expense), net is attributable to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, gains recorded as a result of insurance claims, and interest income.
Income Tax Provision

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2013	June 30, 2012	$	%
Income tax provision	$13,164	$21,967	$(8,803)	(40.1)%
Effective income tax rate	32.5%	37.5%
The decrease in our tax provision and effective rate was primarily due to the $19.5 million DePuy Synthes litigation loss, the timing of the ATRA, and other changes to the components of the annual effective rate calculation. The effective rate for the six months ended June 30, 2013 and 2012 were both impacted by ATRA. On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. However, as the passage of the ATRA occurred in 2013, the entire reinstated credit for the year ended December 31, 2012 of $0.8 million (or 1.9% impact to the six month effective rate) was recognized in the first quarter of 2013 in accordance with accounting guidance. The effective rate for the six months ended June 30, 2013 was impacted by the inability to recognize the effect of the reinstated credit in the period of qualifying activity.

Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with generally accepted in the United States of America (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, Adjusted EBITDA, which represents net income before interest (income)/expense, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration in connection with business acquisitions, provision for litigation loss/(income), and provision for litigation loss (cost of goods sold), is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure (primarily interest expense), asset base (primarily depreciation and amortization), income taxes and interest income and expense. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Income	$7,426	$19,001	$27,317	$36,577
Interest income, net	(144)	(53)	(190)	(62)
Provision for income taxes	3,545	11,260	13,164	21,967
Depreciation and amortization	4,742	4,507	9,352	8,888
EBITDA	15,569	34,715	49,643	67,370
Stock-based compensation	1,166	1,026	2,478	2,137
Provision for litigation loss/(income)	18,269	(1,138)	18,319	(831)
Provision for litigation loss	1,260	—	1,260	—
Change in fair value of contingent consideration	74	62	144	(40)
Adjusted EBITDA	$36,338	$34,665	$71,844	$68,636
Adjusted EBITDA as a percentage of sales	34.0%	36.1%	33.9%	36.0%
In addition, for the quarter ended June 30, 2013 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation loss/(income) and provision for litigation loss (cost of goods sold), net of the tax effects of such provisions. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operative performance from period to period as it removes the effects of litigation, and specifically the litigation brought against us by DePuy Synthes Products, LLC, in which a jury verdict was returned in June 2013, which we believe is not reflective of underlying business trends, the effect of which was a reduction of net income of $12.6 million, net of tax.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Six Months Ended
(Per share amounts)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Diluted earnings per share, as reported	$0.08	$0.21	$0.29	$0.40
Provision for litigation loss/(income), net of taxes	0.12	(0.01)	0.13	—
Provision for litigation loss, net of taxes	0.01	—	0.01	—
Non-GAAP diluted earnings per share	$0.21	$0.20	$0.43	$0.40

Adjusted EBITDA and non-GAAP Diluted Earnings Per Share are not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$92,314	$212,400
Short-term marketable securities	68,844	—
Long-term marketable securities	70,517	—
Total cash, cash equivalents and marketable securities	$231,675	$212,400

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$281,247	$320,602
During the six months ended June 30, 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, we purchased $140.2 million of marketable securities, net of maturities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of June 30, 2013. We maintain a portfolio of various holdings, types and maturities, though most of the securities in our portfolio could be liquidated at minimal cost at any time. We invest in instruments that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of instrument.
In May 2011, and as amended in March 2012 and May 2013, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility expires in May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2013, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of June 30, 2013. We believe these sources, along with the net proceeds from our initial public offering, will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; unfavorable results from litigation; and the MDET which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		Change
(In thousands)	June 30, 2013	June 30, 2012	$
Net cash provided by operating activities	$27,256	$34,880	$(7,624)
Net cash used in investing activities	(153,118)	(11,849)	(141,269)
Net cash provided by/(used in) financing activities	5,741	(63)	5,804
Effect of foreign exchange rate changes on cash	35	(59)	94
Increase/(decrease) in cash and cash equivalents	$(120,086)	$22,909	$(142,995)
During the six months ended June 30, 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, cash used in investing activities increased compared to the prior year period due to our $140.2 million purchase of marketable securities, net of maturities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of June 30, 2013.
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities was primarily attributable to a $3.6 million increase in the change in inventories (primarily to support new and pending product launches as well as to support existing product sales), $3.4 million of payments related to the MDET (which became effective on January 1, 2013), the increase of $2.5 million of tax payments over the prior year, and a $1.4 million increase in the change in accounts receivable (primarily due to increased days sales outstanding for receivables), partially offset by a $1.8 million increase in the change in accounts payable and accounts payable to related party.
Cash Used in Investing Activities
The increase in net cash used in investing activities was attributable to $140.2 million of cash invested in marketable securities, net of maturities and increase in the purchases of property and equipment over the prior year (mainly instruments and cases to support new and pending product launches as well as to support existing product sales).
Cash Provided by/(Used in) Financing Activities
The cash provided by financing activities was primarily attributable to the increase in net proceeds received from the issuance of common stock from the exercise of stock options.

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
Section 107 of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company” under the JOBS Act.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have evaluated the information required under this item that was disclosed in our 2012 Annual Report on Form 10-K and there have been no significant changes to this information, except with respect to the risks associated with our investment in marketable securities as follows.
Interest Rate Risk
During the six months ended June 30, 2013 we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. We maintain a portfolio of various holdings, types and maturities and invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase, and therefore, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities. All of our marketable securities are designated as available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal proceedings, suits and claims.  These matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 11. Commitments and Contingencies” above.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operation results, please see our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Part I; Item 1A. Risk Factors.” There has been no material change to our risk factors except for the following updated risk factors, which should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K.
Risks Related to our Intellectual Property and Potential Litigation
We are subject to various litigation claims and legal proceedings, including litigation initiated by NuVasive, Depuy Synthes, N-Spine, L5, Sabatino Bianco and Altus Partners LLC.
We, as well as certain of our officers and independent distributors, are subject to a number of legal proceedings, including those initiated by NuVasive, DePuy Synthes (a division of Johnson & Johnson), N-Spine (subsequently acquired by DePuy Synthes), L5, Sabatino Bianco and Altus Partners LLC which are described in more detail under “Part I, Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 11. Commitments and Contingencies” above. These lawsuits may result in significant legal fees and expenses and could divert management's time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.
Further, in the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our business, financial performance or cash position.  However, estimates of possible losses are inherently uncertain, and even if we determine that a loss is reasonably possible, in accordance with authoritative accounting guidance, if we are unable to estimate the possible loss or range of loss, we do not record an accrual related to such litigation.  As a result of this accounting policy, we may experience variability in our results of operations if damages for which we are found liable exceed the amounts we have accrued. For example, on June 14, 2013, the jury in the patent infringement case in the U.S. District Court in Delaware brought by DePuy Synthes Products, LLC (“DePuy Synthes”) returned a verdict in favor of DePuy Synthes. In prior quarters, we were unable to determine the probable outcome in that litigation or estimate the potential loss. As a result of that verdict, we accrued $19.5 million in damages and other related costs in the three months ended June 30, 2013, which reduced our U.S. GAAP diluted earnings per share by approximately $0.13 (see further discussion under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Non-GAAP Financial Measures” above).

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In May 2013, we amended our credit agreement with Wells Fargo Bank, to extend the term of the revolving credit facility to May 2015. No other terms were modified.

Item 6. Exhibits
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item

10.1
Second Amendment to Credit Agreement, dated May 1, 2013, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on May 3, 2013, File No. 001-35621).

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

GLOBUS MEDICAL, INC.

Dated:	August 2, 2013	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2013	/s/ RICHARD A. BARON

Richard A. Baron
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

10.1
Second Amendment to Credit Agreement, dated May 1, 2013, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on May 3, 2013, File No. 001-35621).

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