Form 10-Q
period 2013-09-30
GLOBUS MEDICAL INC
filed 2013-10-31
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $0.001 per share) as of October 28, 2013 was 93,243,819 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,907	$212,400
Short-term marketable securities	111,239	—
Accounts receivable, net of allowances of $1,238 and $961, respectively	55,274	53,496
Inventories	71,199	62,310
Prepaid expenses and other current assets	6,086	3,020
Income taxes receivable	6,660	5,105
Deferred income taxes	32,399	23,779
Total current assets	384,764	360,110
Property and equipment, net	63,614	61,089
Long-term marketable securities	50,653	—
Intangible assets, net	9,189	9,585
Goodwill	15,372	15,372
Other assets	1,080	977
Total assets	$524,672	$447,133

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,876	$9,991
Accounts payable to related party	3,286	2,556
Accrued expenses	44,411	25,003
Income taxes payable	255	523
Business acquisition liabilities, current	1,652	1,435
Total current liabilities	58,480	39,508
Business acquisition liabilities, net of current portion	9,055	9,909
Deferred income taxes	5,191	7,714
Other liabilities	3,570	3,500
Total liabilities	76,296	60,631
Commitments and contingencies (Note 11)
Equity:
Common stock; $0.001 par value. Authorized 785,000 shares; issued and outstanding 93,225 and 91,270 shares at September 30, 2013 and December 31, 2012	93	91
Additional paid-in capital	151,104	136,501
Accumulated other comprehensive loss	(1,125)	(767)
Retained earnings	298,304	250,677
Total equity	448,376	386,502
Total liabilities and equity	$524,672	$447,133

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Sales	$107,187	$94,764	$319,214	$285,458
Cost of goods sold	25,315	18,872	72,309	55,642
Provision for litigation loss	—	—	1,260	—
Gross profit	81,872	75,892	245,645	229,816

Operating expenses:
Research and development	6,568	7,022	20,452	20,698
Selling, general and administrative	45,702	41,780	136,849	124,236
Provision for litigation loss/(income)	99	30	18,418	(801)
Total operating expenses	52,369	48,832	175,719	144,133

Operating income	29,503	27,060	69,926	85,683
Other income/(expense), net	197	(45)	255	(124)
Income before income taxes	29,700	27,015	70,181	85,559
Income tax provision	9,390	10,528	22,554	32,495

Net income	$20,310	$16,487	$47,627	$53,064

Earnings per share:
Basic	$0.22	$0.18	$0.52	$0.60
Diluted	$0.22	$0.18	$0.51	$0.58
Weighted average shares outstanding:
Basic	93,028	90,111	92,418	88,900
Dilutive stock options	1,394	2,586	1,626	2,663
Diluted	94,422	92,697	94,044	91,563

Anti-dilutive stock equivalents excluded from weighted average calculation	1,622	2,705	2,084	2,331

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$20,310	$16,487	$47,627	$53,064
Other comprehensive income/(loss):
Unrealized gain on marketable securities, net of tax	72	—	13	—
Foreign currency translation gain/(loss)	175	313	(371)	387
Total other comprehensive income/(loss)	247	313	(358)	387
Comprehensive income	$20,557	$16,800	$47,269	$53,451

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$47,627	$53,064
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,211	13,500
Provision for excess and obsolete inventories	6,405	5,386
Stock-based compensation	3,865	3,682
Allowance for doubtful accounts	234	336
Deferred income taxes	(11,138)	(5,057)
(Increase)/decrease in:
Accounts receivable	(2,143)	(5,277)
Inventories	(15,715)	(14,587)
Prepaid expenses and other assets	(2,111)	(326)
Increase/(decrease) in:
Accounts payable	1,022	34
Accounts payable to related party	730	3,659
Accrued expenses and other liabilities	19,639	(707)
Income taxes payable/receivable	(1,813)	(1,926)
Net cash provided by operating activities	60,813	51,781

Cash flows from investing activities:
Purchases of marketable securities	(186,748)	—
Maturities of marketable securities	19,000	—
Sales of marketable securities	4,979	—
Purchases of property and equipment	(18,475)	(17,032)
Acquisition of business	—	(6,031)
Net cash used in investing activities	(181,244)	(23,063)

Cash flows from financing activities:
Payment of business acquisition liabilities	(1,000)	(800)
Net proceeds from initial public offering	—	20,963
Net proceeds from issuance of common stock	6,221	1,046
Excess tax benefit related to nonqualified stock options	4,519	2,644
Net cash provided by financing activities	9,740	23,853

Effect of foreign exchange rate on cash	198	(83)

Net increase/(decrease) in cash and cash equivalents	(110,493)	52,488
Cash and cash equivalents, beginning of period	212,400	142,668
Cash and cash equivalents, end of period	$101,907	$195,156

Supplemental disclosures of cash flow information:
Interest paid	42	39
Income taxes paid	$30,956	$36,317

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is an engineering-driven medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. Since our inception in 2003, we have launched over 120 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three- and nine-month periods presented. The results of operations for any interim period are not indicative of results for the full year. Certain reclassifications have been made to prior period statements to conform to the current year presentation.
During the three months ended September 30, 2013, we identified a $5.3 million error in connection with reporting of cash flows for excess tax benefit related to nonqualified stock options and income taxes payable/receivable for the nine months ended September 30, 2012. The error resulted in the understatement of net cash provided by financing activities by $5.3 million and the offsetting overstatement of net cash provided by operating activities by $5.3 million. There was no impact to our results of operations, financial position, or overall cash flows for our previously filed quarterly financial statements. Accordingly, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 included herein has been revised to correct this error.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Globus and its wholly-owned subsidiaries. Our consolidation policy requires the consolidation of entities where a controlling

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(e) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of September 30, 2013. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(i) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposes a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. We account for the MDET as a component of our cost of goods sold. For the three and nine months ended September 30, 2013 we recognized $1.9 million and $5.3 million, respectively, of MDET in our consolidated statements of income.
(j) Recently Issued Accounting Pronouncements
In February 2013, we adopted Financial Accounting Standards Board (“FASB”) ASU 2013-2 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new standard requires entities to prospectively disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The adoption of the new standard did not have an impact on our financial position, results of operations or cash flows.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

This acquisition, which expanded our product pipeline, did not have a material effect on our consolidated net sales or operating income for the year ended December 31, 2012 or for the three and nine months ended September 30, 2013. The assets acquired and liabilities assumed as a result of the acquisition were included in our consolidated balance sheet as of the acquisition date. The purchase price for this acquisition was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2013 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships & other intangibles	9.7	3,603	(768)	2,835
Patents	17	2,420	(166)	2,254
Total intangible assets		$10,123	$(934)	$9,189
A summary of intangible assets as of December 31, 2012 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships & other intangibles	9.7	3,603	(479)	3,124
Patents	17	2,420	(59)	2,361
Total intangible assets		$10,123	$(538)	$9,585

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of September 30, 2013 is as follows:

(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$71,854	$21	$(20)	$71,855
Corporate debt securities	Less than 1	16,440	7	—	16,447
Commercial paper	Less than 1	22,932	5	—	22,937
Total short-term marketable securities		$111,226	$33	$(20)	$111,239

Long-term:
Municipal bonds	1-2	$19,771	$11	$(10)	$19,772
Corporate debt securities	1-2	23,380	11	(2)	23,389
Asset backed securities	1-2	7,493	—	(1)	7,492
Total long-term marketable securities		$50,644	$22	$(13)	$50,653
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	September 30, 2013	Level 1	Level 2	Level 3
Cash equivalents	$23,825	$23,825	—	—
Municipal bonds	91,627	91,627	—	—
Corporate debt securities	39,836	39,836	—	—
Commercial paper	22,937	22,937	—	—
Asset-backed securities	7,492	7,492	—	—
Contingent consideration	7,368	—	—	7,368

	Balance at
(In thousands)	December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$96,585	$96,585	—	—
Contingent consideration	7,358	—	—	7,358
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
NOTE 6. ACCRUED EXPENSES

(In thousands)	September 30, 2013	December 31, 2012
Compensation and other employee-related costs	$16,372	$16,733
Royalties	1,919	1,805
Legal and other settlements and expenses	19,600	1,924
Other	6,520	4,541
Total accrued expenses	$44,411	$25,003
NOTE 7. DEBT
Line of Credit
In May 2011, and as amended in March 2012 and May 2013, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility expires in May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2013, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
In August 2012, we completed our IPO. We sold 2,083,333 shares of our Class A Common at an offering price of $12.00 per share. For the period ended September 30, 2012, we recognized gross proceeds of $25.0 million and our net proceeds received after underwriting fees and offering expenses were $21.0 million.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
December 31, 2012	63,892,508	27,377,556	91,270,064
September 30, 2013	65,847,539	27,377,556	93,225,095
The following table summarizes changes in total stockholders’ equity:

Nine Months Ended
(In thousands)	September 30, 2013
Total stockholders’ equity, beginning of period	$386,502
Net income	47,627
Stock-based compensation	3,865
Exercise of stock options	6,221
Excess tax benefit of nonqualified stock options	4,519
Other comprehensive loss	(358)
Total stockholders’ equity, end of period	$448,376
The table below presents the changes in each component of accumulated other comprehensive loss, including current period other comprehensive loss and reclassifications out of accumulated other comprehensive loss:

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustment	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, at December 31, 2012	$—	$(767)	$(767)
Other comprehensive income/(loss) before reclassifications	17	(371)	(354)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(4)	—	(4)
Other comprehensive income/(loss), net of tax	13	(371)	(358)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2013	$13	$(1,138)	$(1,125)
For the year ended December 31, 2012, our accumulated other comprehensive loss consisted solely of foreign currency translation and no amounts were reclassified out of accumulated other comprehensive loss during the year ended December 31, 2012.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9. STOCK-BASED COMPENSATION
We have three Stock Plans (the “Plans”), the purpose of which is to provide incentive to employees, directors, and consultants of Globus. We have reserved an aggregate of 5,459,510 shares of Class A Common and 4,153,846 shares of Class B Common pursuant to our Amended and Restated 2003 Stock Plan (the “2003 Plan”) and our 2008 Stock Plan (the “2008 Plan”) as of September 30, 2013. The Plans are administered by the Board or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
The Board approved the 2012 Equity Incentive Plan (the “2012 Plan”) in March 2012, and our stockholders subsequently approved the 2012 Plan in June 2012. Under the terms of the 2012 Plan, the aggregate number of shares of Class A Common that may be issued subject to options and other awards is equal to the sum of (1) 3,076,923 shares, (2) any shares available for issuance under the 2008 Plan as of March 13, 2012, (3) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (4) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by the Board. We have reserved 6,201,667 shares of Class A Common pursuant to the 2012 Plan as of September 30, 2013. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2012 Plan is limited to 10,769,230 shares. The shares of Class A Common covered by the 2012 Plan are authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.
As of September 30, 2013, there were 5,214,829 shares of common stock available for future grants under the Plans.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted average grant date per share fair value	$7.17	$6.57	$6.05	$6.19
Stock option activity during the nine months ended September 30, 2013, is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2012	6,253	$6.99
Granted	1,052	14.11
Exercised	(1,955)	3.18
Forfeited	(314)	10.25
Outstanding at September 30, 2013	5,036	$9.64	7.0	$39,380
Exercisable at September 30, 2013	2,853	$6.98	5.5	$29,916

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Compensation expense related to stock options	$1,387	$1,545	$3,865	$3,682
Intrinsic value of stock options exercised	5,027	8,684	22,326	11,070
As of September 30, 2013, there was $10.6 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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
For the nine-month periods ended September 30, 2013 and 2012, our effective income tax rates were 32.1% and 38.0%, respectively. The effective rate for the nine months ended September 30, 2013 was favorably affected by the domestic production activities deduction, an increase in disqualifying dispositions from incentive stock option exercises, an adjustment to the provisional rate due to the prior quarter litigation loss, the timing of the American Taxpayer Relief Act of 2012 (“ATRA,” which unfavorably impacted the prior year period due to the inability to recognize the effect of the reinstated credit in the period of qualifying activity and favorably affected the current year) and other changes to the components of the annual effective tax rate calculation. On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. However, as the passage of the ATRA occurred in 2013, the entire reinstated credit for the year ended December 31, 2012 of $0.9 million was recognized in 2013 accordance with accounting guidance.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

N-Spine and Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office (“USPTO”) in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we have appealed the examiner’s decision. As of October 2013, the appeal is still pending at the USPTO. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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
For the nine months ending September 30, 2013, we accrued $19.5 million in damages and other litigation-related costs, of which $1.3 million was included in provision for litigation loss (cost of goods sold, due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation loss (operating expense).
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
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County, Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with their contract with employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. Trial is currently scheduled for January 2014. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER® product. On November 15, 2012, the court denied Bianco’s motion for preliminary injunction. On October 1, 2013, Bianco amended his complaint to claim that his trade secrets and confidential information were also used improperly in developing our RISE® product. This matter is now in the discovery phase of litigation on the underlying damages claims and trial is currently scheduled for January 2014. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  Altus Partners, LLC alleges that we infringe one

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

or more claims of U.S. Patent No. 8,162,989, which issued on April 24, 2012, by making, using, offering for sale or selling our pedicle screws associated with the REVERE®, TRANSITION® and REVOLVE® products.  Altus Partners seeks injunctive relief and an unspecified amount in damages.  The litigation is currently in the discovery phase and trial has been set for June 2014. We intend to defend our rights vigorously.  The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
NOTE 12. RELATED-PARTY TRANSACTIONS
We have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions. This supplier had been consolidated through December 29, 2009, and the effect of this entity in our consolidated statements of income was not material for the three and nine months ended September 30, 2013 and 2012, respectively, due to the sale or write-off of inventory purchased when the entity was consolidated and our inventory cost reflected the entity’s cost to produce rather than invoice price.
We have purchased the following amounts of products and services from the supplier:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Purchases from related-party supplier	$4,478	$6,894	$15,987	$15,418
As of September 30, 2013 and December 31, 2012, we had $3.3 million and $2.6 million of accounts payable due to the supplier.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
United States	$98,109	$87,140	$292,487	$263,710
International	9,078	7,624	26,727	21,748
Total sales	$107,187	$94,764	$319,214	$285,458

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Innovative Fusion	$62,620	$57,828	$186,929	$180,549
Disruptive Technology	44,567	36,936	132,285	104,909
Total sales	$107,187	$94,764	$319,214	$285,458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part II; Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings, including “Part I; Cautionary Note Concerning Forward-Looking Statements,” “Part I; Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and “Part II; Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q filed during 2013 for a discussion of certain of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
Overview
We are a medical device company focused exclusively on the design, development and commercialization of products that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing products that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 120 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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
During the nine months ended September 30, 2013, our international sales accounted for approximately 8% of our total sales. We sell our products outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Results of Operations
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
United States	$98,109	$87,140	$10,969	12.6%
International	9,078	7,624	1,454	19.1%
Total sales	$107,187	$94,764	$12,423	13.1%
Sales growth in the United States was primarily due to increased sales of our Disruptive Technology products and increased market penetration in new and existing territories. We believe there is significant opportunity to strengthen our position in existing markets and in new sales territories by increasing the size of our U.S. sales force.
The increase in international sales was attributable to increased market penetration in existing sales territories while also entering six additional countries in the three months ended September 30, 2013 in which we had no sales in the three months ended September 30, 2012. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Innovative Fusion	$62,620	$57,828	$4,792	8.3%
Disruptive Technology	44,567	36,936	7,631	20.7%
Total sales	$107,187	$94,764	$12,423	13.1%
The increase in total sales was primarily attributable to an increase in sales of our Disruptive Technology products, led by new products launched in 2011 and 2012.

Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Cost of goods sold	$25,315	$18,872	$6,443	34.1%
Percentage of sales	23.6%	19.9%
The increase in cost of goods sold was due to $2.0 million of increased sales volume and mix, an increase of $1.9 million (or 1.8% as a percentage of consolidated sales) related to the medical device excise tax (“MDET”) that went into effect on January 1, 2013, an increase of $1.0 million of costs relating to new systems launched and an increase of $1.5 million of distribution, depreciation, and other costs.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Research and development	$6,568	$7,022	$(454)	(6.5)%
Percentage of sales	6.1%	7.4%
The decrease in research and development expenses was primarily due to decreases in costs for supplies and outside services.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Selling, general and administrative	$45,702	$41,780	$3,922	9.4%
Percentage of sales	42.6%	44.1%
The increase in selling, general and administrative expenses was primarily due to an increase of $3.3 million in compensation costs in the United States. This was to support increased sales volume and company growth, including hiring of additional sales representatives, and general administrative personnel. Additionally, the costs to support international sales growth and expansion into new international territories and other selling, general and administrative costs increased by $0.6 million.
Provision for Litigation Loss

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Provision for litigation loss	$99	$30	$69	230.0%
Percentage of sales	0.1%	—%
The increase in the provision for litigation loss was nominal compared to the prior year quarter.

Other Income/(Expense), Net

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Other income/(expense), net	$197	$(45)	$242	(537.8)%
Percentage of sales	0.2%	—%
The change in other income/(expense), net is primarily attributable to interest income, net of the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Income tax provision	$9,390	$10,528	$(1,138)	(10.8)%
Effective income tax rate	31.6%	39.0%
The decrease in our tax provision and effective rate was primarily due to the favorable effects of our domestic production activities deduction, an increase in disqualifying dispositions from incentive stock option exercises, an adjustment to the provisional rate due to the prior quarter litigation loss, the timing of the American Taxpayer Relief Act of 2012 (“ATRA,” which unfavorably impacted the prior year period due to the inability to recognize the effect of the reinstated credit in the period of qualifying activity and favorably affected the current year) and other changes to the components of the annual effective tax rate calculation.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
United States	$292,487	$263,710	$28,777	10.9%
International	26,727	21,748	4,979	22.9%
Total sales	$319,214	$285,458	$33,756	11.8%
Sales growth in the United States was primarily due to increased sales of our Disruptive Technology products and increased market penetration in new and existing territories. We believe there is significant opportunity to strengthen our position in existing markets and in new sales territories by increasing the size of our U.S. sales force.
The increase in international sales was attributable to increased market penetration in existing sales territories while also entering six additional countries in the nine months ended September 30, 2013 in which we had no sales in the nine months ended September 30, 2012. We believe there is significant opportunity for us to expand our international presence through increased market penetration in existing territories, expansion into new territories, expansion of our direct and distributor sales force and the commercialization of additional products.

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Innovative Fusion	$186,929	$180,549	$6,380	3.5%
Disruptive Technology	132,285	104,909	27,376	26.1%
Total sales	$319,214	$285,458	$33,756	11.8%
The increase in total sales was attributable to an increase in sales of our Disruptive Technology products, led by new products launched in 2011 and 2012.
Cost of Goods Sold

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Cost of goods sold	$72,309	$55,642	$16,667	30.0%
Provision for litigation loss	1,260	—	1,260	—%
Total cost of goods sold	73,569	55,642	17,927
Percentage of sales	23.0%	19.5%
The increase in cost of goods sold was due to $6.2 million of increased sales volume and mix, an increase of $5.3 million (or 1.7% as a percentage of consolidated sales) related to the MDET, which went into effect on January 1, 2013, an increase of $4.1 million of distribution, depreciation and other costs and an increase of $1.0 million of costs relating to new systems launched. Additionally, the $1.3 million provision for litigation loss was related to the unfavorable jury verdict in one of our pending lawsuits (see Provision for Litigation Loss/(Income) below).
Research and Development Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Research and development	$20,452	$20,698	$(246)	(1.2)%
Percentage of sales	6.4%	7.3%
The decrease in research and development expenses was primarily due to decreases in costs for supplies and outside services.
Selling, General and Administrative Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Selling, general and administrative	$136,849	$124,236	$12,613	10.2%
Percentage of sales	42.9%	43.5%
The increase in selling, general and administrative expenses was primarily due to an increase of $8.9 million in compensation costs in the United States. This was to support increased sales volume and company growth, including hiring of additional sales representatives, and general administrative personnel.

Additionally, the costs to support international sales growth and expansion into new international territories increased by $1.3 million, while other selling, general and administrative costs increased by $2.4 million.
Provision for Litigation Loss/(Income)

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Provision for litigation loss/(income)	$18,418	$(801)	$19,219	(2,399.4)%
Percentage of sales	5.8%	(0.3)%
The increase in the provision for litigation loss was primarily due to the unfavorable jury verdict in one of our pending suits. On June 14, 2013, the jury in a patent infringement case in the U.S. District Court in Delaware brought by DePuy Synthes against our company returned a verdict. The jury found that prior versions of three products we previously sold did infringe on DePuy Synthes’ patents and awarded monetary damages. The jury also upheld the validity of DePuy Synthes’ patents. There was no finding of willful infringement. As a result of the verdict, we recorded $18.2 million in damages and other litigation-related costs in addition to the $1.3 million recorded as a component of cost of goods sold noted above.
The provision for litigation income in the prior year period was due to the favorable settlement of a lawsuit.
Other Income/(Expense), Net

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Other income/(expense), net	$255	$(124)	$379	(305.6)%
Percentage of sales	0.1%	—%
The change in other income/(expense), net is attributable to gains recorded as a result of insurance claims, interest and other income, net of the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Provision

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2013	September 30, 2012	$	%
Income tax provision	$22,554	$32,495	$(9,941)	(30.6)%
Effective income tax rate	32.1%	38.0%
The decrease in our tax provision and effective rate was primarily due to the $19.5 million DePuy Synthes litigation loss, the domestic production activities deduction, an increase in disqualifying dispositions from incentive stock option exercises, other changes to the components of the annual effective rate calculation, and the timing of the ATRA. On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. However, as the passage of the ATRA occurred in 2013, the entire reinstated credit for the year ended December 31, 2012 of $0.9 million (or 1.2% impact to the nine month effective rate) was recognized in 2013 in accordance with accounting guidance.

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
The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income	$20,310	$16,487	$47,627	$53,064
Interest income, net	(146)	(13)	(336)	(75)
Provision for income taxes	9,390	10,528	22,554	32,495
Depreciation and amortization	4,859	4,612	14,211	13,500
EBITDA	34,413	31,614	84,056	98,984
Stock-based compensation	1,387	1,545	3,865	3,682
Provision for litigation loss/(income)	99	30	18,418	(801)
Provision for litigation loss - cost of goods sold	—	—	1,260	—
Change in fair value of contingent consideration	(134)	63	10	23
Adjusted EBITDA	$35,765	$33,252	$107,609	$101,888
Adjusted EBITDA as a percentage of sales	33.4%	35.1%	33.7%	35.7%
The adjusted EBITDA for the three and nine months ended September 30, 2013 was unfavorably affected by 1.8% and 1.7%, respectively, due to the impact of the MDET that went into effect on January 1, 2013.
In addition, for the quarter ended September 30, 2013 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation loss/(income) and provision for litigation loss (cost of goods sold), net of the tax effects of such provisions. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operative performance from period to period as it removes the effects of litigation, and specifically the litigation brought against us by DePuy Synthes Products, LLC, in which a jury verdict was returned in June 2013, which we believe is not reflective of underlying business trends, the effect of which was a reduction of net income of $12.6 million, net of tax.

The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Nine Months Ended
(Per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Diluted earnings per share, as reported	$0.22	$0.18	$0.51	$0.58
Provision for litigation loss/(income), net of taxes	—	—	0.12	(0.01)
Provision for litigation loss - cost of goods sold, net of taxes	—	—	0.01	—
Non-GAAP diluted earnings per share	$0.22	$0.18	$0.64	$0.57
We also define Free Cash Flow as the net cash flows provided by operating activities, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall financial performance for the quarter ended September 30, 2013 as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions. Below is a reconciliation of Free Cash Flow to net cash provided by operating activities as computed in accordance with U.S. GAAP.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$33,557	$16,901	$60,813	$51,781
Purchases of property and equipment	(5,519)	(5,183)	(18,475)	(17,032)
Free cash flow	$28,038	$11,718	$42,338	$34,749
Adjusted EBITDA and non-GAAP Diluted Earnings Per Share are not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of Adjusted EBITDA, non-GAAP Diluted Earnings Per Share and Free Cash Flow may differ from that of other companies and therefore may not be comparable.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$101,907	$212,400
Short-term marketable securities	111,239	—
Long-term marketable securities	50,653	—
Total cash, cash equivalents and marketable securities	$263,799	$212,400

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$326,284	$320,602
During the nine months ended September 30, 2013, our cash and cash equivalents increased by $51.4 million, primarily as a result of our cash provided by operating activities. During the first quarter of 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, we purchased $162.8 million of marketable securities, net of maturities and sales. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of September 30, 2013. We maintain a portfolio of various holdings, types and maturities, though most of the securities in our portfolio could be liquidated at minimal cost at any time. We invest in instruments that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of instrument.
In May 2011, and as amended in March 2012 and May 2013, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility expires in May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2013, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of September 30, 2013. We believe these sources, along with the net proceeds from our initial public offering, will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; unfavorable results from litigation; and the MDET which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		Change
(In thousands)	September 30, 2013	September 30, 2012	$
Net cash provided by operating activities	$60,813	$51,781	$9,032
Net cash used in investing activities	(181,244)	(23,063)	(158,181)
Net cash provided by financing activities	9,740	23,853	(14,113)
Effect of foreign exchange rate changes on cash	198	(83)	281
Increase/(decrease) in cash and cash equivalents	$(110,493)	$52,488	$(162,981)
During the nine months ended September 30, 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, cash used in investing activities increased compared to the prior year period due to our $162.8 million purchase of marketable securities, net of maturities and sales. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of September 30, 2013.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily attributable to the decrease of $5.4 million of income tax payments over the prior year period, a $3.1 million decrease in the change in accounts receivable (primarily due to decreased days sales outstanding for receivables), offset by $4.1 million of payments related to the MDET (which became effective on January 1, 2013), a $1.9 million decrease in the change in accounts payable and accounts payable to related party, and a $1.1 million increase in the change in inventories (primarily to support new and pending product launches as well as to support existing product sales).
Cash Used in Investing Activities
The increase in net cash used in investing activities was attributable to $162.8 million of cash invested in marketable securities, net of maturities and sales, and an increase in the purchases of property and equipment over the prior year (mainly instruments and cases to support new and pending product launches as well as to support existing product sales).
Cash Provided by Financing Activities
The cash provided by financing activities for the nine months ended September 30, 2013 was primarily attributable to the net proceeds of $6.2 million received from the issuance of common stock from the exercise of stock options along with the $4.5 million increase in our excess tax benefit related to our nonqualified stock option exercises. In the prior year period, cash provided by financing activities was primarily attributable to net cash proceeds of $21.0 million from our initial public offering, along with a $2.6 million increase in our excess tax benefit related to our nonqualified stock option exercises and net proceeds of $1.0 million received from the issuance of common stock from the exercise of stock options.
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
Interest Rate Risk
During the nine months ended September 30, 2013 we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. We maintain a portfolio of various holdings, types and maturities and invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase, and therefore, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities. All of our marketable securities are designated as available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
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
Further, in the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our business, financial performance or cash position.  However, estimates of possible losses are inherently uncertain, and even if we determine that a loss is reasonably possible, in accordance with authoritative accounting guidance, if we are unable to estimate the possible loss or range of loss, we do not record an accrual related to such litigation.  As a result of this accounting policy, we may experience variability in our results of operations if damages for which we are found liable exceed the amounts we have accrued. For example, on June 14, 2013, the jury in the patent infringement case in the U.S. District Court in Delaware brought by DePuy Synthes Products, LLC (“DePuy Synthes”) returned a verdict in favor of DePuy Synthes. In prior quarters, we were unable to determine the probable outcome in that litigation or estimate the potential loss. As a result of that verdict, we accrued $19.5 million in damages and other related costs in the nine months ended September 30, 2013, which reduced our U.S. GAAP diluted earnings per share by approximately $0.13 (see further discussion under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Non-GAAP Financial Measures” above).

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

GLOBUS MEDICAL, INC.

Dated:	October 31, 2013	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 31, 2013	/s/ RICHARD A. BARON

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