Form 10-K
period 2013-12-31
GLOBUS MEDICAL INC
filed 2014-03-14
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

 Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2013, as reported on the New York Stock Exchange, was approximately $0.9 billion.

The number of shares outstanding of the registrant’s common stock (par value $0.001 per share) as of February 28, 2014 was 93,711,759 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2013, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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
Item 1. Business
Overview
Globus Medical, Inc. (“Globus,” “we,” “us” or “our”) is a medical device company focused exclusively on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 120 products and offer a comprehensive portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches. We were formed in 2003 and have grown our sales to $434.5 million in 2013. We have been able to achieve our success while maintaining strong profit margins. For the year ended December 31, 2013, we had net income of $68.6 million, net income as a percent of sales of 15.8% and Adjusted EBITDA of $150.5 million, representing an Adjusted EBITDA margin of 34.7%.

Our products address a broad range of spinal disorders, including traditional open surgery, minimally invasive procedures, and newer treatments by new interventional physician specialties earlier in the continuum of care. All of our products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products address a broad range of spinal fusion surgical procedures. We offer a full line of products to treat a wide variety of spinal disorders for the entire spine, through a variety of surgical approaches.  The goals of our treatment solutions are for safe, efficient, least disruptive, and reproducible outcomes for both the surgeon and patient.
Spinal fusion is a surgical procedure to correct problems with the individual vertebrae, the interlocking bones making up the spine, by preventing movement of the affected bones. We believe our Innovative Fusion products demonstrate features and characteristics that provide advantages for surgeons and contribute to better outcomes for patients as compared to competing traditional fusion products. These advantages have enabled us to grow our sales at a faster rate than the broader spine industry. We define Disruptive Technologies as those that represent a significant shift in the treatment of spinal disorders by allowing for novel surgical procedures, improvements to existing surgical procedures and the treatment of spinal disorders earlier in the continuum of care. We expect the increased use of Disruptive Technologies to improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Our current portfolio of approved and pipeline products includes a variety of Disruptive Technology products, which we believe offer material improvements to fusion procedures, such as minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives, including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products and advanced biomaterials technologies, as well as interventional pain management solutions, including treatments for vertebral compression fractures (“VCFs”).
We expect the market for the treatment of spinal disorders to continue to shift towards newer Disruptive Technologies, to grow faster than the traditional fusion market and to expand the overall addressable population of patients seeking surgical treatment for spinal disorders. We believe we are well positioned to capitalize on this higher-growth segment of the spine market given our multiple existing commercialized products and several products in various stages of development. In addition, we believe we are well positioned to increase sales of our Innovative Fusion products at a rate faster than the broader spine industry because of the advantages our products offer compared to traditional fusion products. For the year ended December 31, 2013, our sales were $254.0 million from Innovative Fusion products and $180.5 million from Disruptive Technology products, representing year-over-year growth rates of 6.4% and 22.5%, respectively.
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
We market and sell our products through our exclusive global sales force. As of December 31, 2013, we had a direct or distributor sales presence in the United States and in 28 countries outside the United States. We expect to continue to increase the number of our direct and distributor sales representatives, both in the

United States and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the planned expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.
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
DDD describes the most common type of spine disorder, which primarily results from repetitive stresses experienced during the normal aging process. Disc degeneration occurs as the inner cores of intervertebral discs lose elasticity and shrink. Over time, these changes can cause the discs to lose their normal height and shock-absorbing characteristics, which leads to back pain and reduced flexibility. Herniated discs are a common form of degenerative disc disease and occur when the intervertebral disc material protrudes from the annulus. Symptomatic cervical disc disease is a gradual deterioration of the spongy discs in the neck leading to problems related to nerve function that can cause pain and limit movement.
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
Newer Disruptive Technologies are designed to provide better patient outcomes in certain situations through the use of MIS techniques, by allowing the patient to retain some motion in the affected area, or by using biomaterials or interventional pain management solutions, such as treatments for VCFs, to speed healing time or improve patient outcomes. These technologies may enable treatment with implants earlier in the continuum of care by addressing the shortcomings of traditional surgical interventions, which often include soft tissue disruption, long operating times, extended hospital stays and lengthy patient recovery times. Additionally, Disruptive Technologies may help a patient avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. As a result, we expect the market for Disruptive Technologies to grow faster than the market for traditional fusion and expand the addressable patient population for spine surgery.
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

•
Disruptive Technologies driving earlier interventions and creating an expanded patient base. Newer technology products and procedures are gaining increasing acceptance among patients and surgeons because they allow for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care, all of which can result in better outcomes for patients. We believe surgeons and patients who would otherwise choose more conservative nonsurgical treatment plans with sub-optimal results may elect a surgical option utilizing Disruptive Technologies to treat spine disorders. As a result, Disruptive Technologies are expected to drive accelerated growth and increase the size of the addressable patient population for spine surgery.

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

Our Competitive Strengths
We are focused exclusively on the spine market, and our senior leadership team has over 200 years of collective experience in the spine and medical device industries. We believe that this focus and experience, combined with the following principal competitive strengths, will allow us to grow our sales faster than our competitors and the overall spine industry:

•
Comprehensive and broad portfolio of Innovative Fusion products. We have a comprehensive portfolio of Innovative Fusion products that addresses a broad array of spinal pathologies, anatomies and surgical approaches. We believe our Innovative Fusion products demonstrate features and characteristics that provide advantages for surgeons and contribute to better outcomes for patients as compared to traditional fusion products. Our differentiated product portfolio allows us to offer a wide variety of treatment options and effectively market our entire product portfolio to surgeons who may initially be familiar with only a subset of our products. In addition, because surgeons and hospitals typically prefer to deal with a limited number of vendors with broad product offerings, we believe that our portfolio of products enables us to compete effectively.

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

•
Integrated product development engine. We believe that we have a unique and highly efficient approach to product development that significantly reduces the time required to advance a potential product from concept to commercialization. We have historically utilized our product development engine to bring substantially all of our products to market and have not relied upon acquisitions to grow our business. Our integrated teams of surgeons, engineers, dedicated researchers, highly-skilled machinists, and regulatory personnel work together to conceptualize, evaluate, and develop potential new products through an iterative process that allows for rapid product development. In addition, our U.S. and international regulatory teams have a proven ability to work effectively with regulatory agencies worldwide to obtain approvals to market our products. The combination of our research, development, clinical, and regulatory expertise allows us to react quickly to evolving surgeon and patient needs, address new treatment options, and introduce several new products annually.

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

•
Demonstrated track record of profitability with established scale. We have made investments in our infrastructure that have allowed us to accelerate development and commercialization of our products, and maintain strong profit margins typically associated with our larger competitors. We have launched over 120 products and experienced significant growth in sales since our founding in 2003, while remaining focused on generating operating cash flow and net income. We were formed in 2003 and have grown our sales to $434.5 million in 2013. Our disciplined approach has contributed to Adjusted EBITDA of $150.5 million and net income of $68.6 million for the year ended December 31, 2013.

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

•
Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our exclusive U.S. sales force. We expect to continue to increase the number of our direct and distributor sales representatives in the United States to expand into new geographic territories and to deepen our penetration in existing territories. In addition to focusing our recruitment efforts on individuals with previous spine industry experience and demonstrated sales success, we will continue to provide our sales representatives with specialized development programs designed to improve their productivity.

•	Continue to expand into international markets. We have historically focused our commercialization efforts primarily on the U.S. market. However, we began selling our products in international markets in 2005 and sales generated from outside the United States of $37.8 million (8.7% of total sales) for the year ended December 31, 2013, a 24.5% increase from 2012. We expect to continue to increase our international presence through the commercialization of additional products and through the expansion of our direct and distributor sales force. As of December 31, 2013, we had an existing direct or distributor sales presence in 28 countries outside the United States.

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

Products
We currently offer over 120 products for the treatment of spine disorders. We summarize below a selection of these products.
Innovative Fusion
Our products address the entire spine with Innovative Fusion products for use in cervical, thoracolumbar, sacral, and interbody/corpectomy fusion procedures to treat degenerative, deformity, tumor, and trauma conditions. We believe that our Innovative Fusion products demonstrate features and characteristics that enable us to provide advantages over traditional fusion products that help improve surgical techniques and may contribute to better outcomes for patients. For example, in 2013, we launched a new pedicle screw platform, CREO®. This new system is optionally modular and offers low profile constructs along with a variety of options to meet surgical and patient needs. CREO® includes our convenient non-threaded locking cap design that eases building of thoracolumbar fixation constructs to readily adapt to the patient’s anatomy and condition, for a range of clinical applications. Certain other of our products, such as our XPAND®, FORTIFY® and FORTIFY®-I (launched in 2013) corpectomy devices that incorporate smooth expansion capability, have a range of size options for optimal fit, and are manufactured from titanium or radiolucent polyetheretherketone (“PEEK”); the latter allows for postoperative radiographic visualization. Certain of our other products, such as our COALITION® and INDEPENDENCE® stand-alone interbody fusion devices, simplify the surgical technique by reducing steps and hardware while providing confident stabilization. The depth of our Innovative Fusion portfolio encompasses treatment modalities from the occiput to the sacrum, with novel designs and features that provide key improvements to the standards of care. We also build on proven technologies to continuously upgrade our offerings, including multiple cervical plating systems, both top-loading and posted screw systems, and a range of interbody implant and approach options.
Disruptive Technologies
We believe we are well positioned to capitalize on this higher-growth segment of the spine market given our multiple existing commercialized products and several products in various stages of development. We have a comprehensive and broad product portfolio and pipeline of Disruptive Technologies, including MIS, motion preservation, and advanced biomaterials technologies, as well as interventional pain management solutions. Our MIS products enable a surgeon to perform a procedure less invasively to minimize tissue disruption and maximize native anatomy, which may lead to better patient recovery and fewer approach-related complications. For example, our MARS™ 3V retractor system facilitates smaller incisions with the use of positionable radiolucent retractor blades to access the surgical site and to allow both direct and radiographic visualization. Our CALIBER®, RISE® and recently launched LATIS® expandable interbody spacers are designed for reliable, minimally disruptive delivery through small MIS incisions with streamlined implants and instruments. Our REVOLVE® pedicle screw system is designed for MIS screw and rod insertion through small incisions, and utilizes a convenient non-threaded locking cap design. Other Disruptive Technology products, such as TRANSITION®, provide for stabilization that is less rigid than traditional pedicle screw systems for more natural load distribution to help promote fusion while maintaining stability. Similarly, our motion preservation products, such as SECURE®-C and SECURE®-CR, are next-generation cervical arthroplasty devices that allow segmental motion, are semi-constrained to enhance stability, and provide alternatives to fusion in the treatment of degenerative conditions. Our advanced biomaterials products, including bioactive glass-based KINEX®, MICROFUSE® resorbable bone void filler and CONDUCT® ceramic-collagen, are well suited for posterolateral spinal fusion procedures in which our innovative stabilization systems are also used. Our SHIELD® and AFFIRM® products allow for the treatment of painful VCFs earlier in the continuum of care.
Clinical Development Programs
In addition to the products we currently market, we continue to develop and test new spine products. As we focus our attention on developing more Disruptive Technologies, we are required to conduct clinical trials in order to obtain U.S. Food and Drug Administration (“FDA”) approval or clearance to market some of those products. We received our first FDA pre-market approval (“PMA”) for our SECURE®-C Cervical Artificial Disc in September 2012 and are currently conducting other clinical trials under FDA-approved investigational device exemptions (“IDEs”), including ACADIA® and TRIUMPH®. The ACADIA® Facet Replacement System is a motion preserving anatomic reconstruction of the facet joint intended for the treatment of spinal stenosis, and was acquired in 2011 from Facet Solutions. A prospective randomized pivotal study of ACADIA® is currently underway in the United States to enroll and treat up to 750 qualified patients randomly selected for the treatment or control posterolateral fusion arm in a 2:1 ratio. The TRIUMPH® Lumbar Disc is a motion preserving disc replacement inserted obliquely into the disc space from a posterolateral approach to address posterior spinal pathology and maintain important anterior anatomical structures. A 20-patient IDE pilot study for treatment of patients suffering from back and leg pain has been enrolled and we plan to submit study data to FDA to request approval for a larger randomized pivotal study comparing TRIUMPH® to traditional fusion in the control arm. Both ACADIA® and TRIUMPH® are CE marked and available for sale in certain jurisdictions outside the United States.
Product Development and Research
The markets in which we operate are subject to rapid technological advancements. We must constantly improve our existing products and introduce new products in order to continue to succeed. Accordingly, we have made significant investments in our product development and research capabilities. For the years ended December 31, 2013, 2012 and 2011, we spent $26.9 million, $27.9 million and $23.5 million, respectively, on research and development.
Our senior management team founded Globus with a goal of leveraging their experience in the spine industry to develop a distinctive product development process that could significantly reduce the length of time between a product’s concept stage and commercialization. We have created what we believe to be a unique and highly efficient product development engine that employs an integrated team approach that involves collaboration between surgeons, our engineers, our dedicated researchers and our highly-skilled machinists, as well as our regulatory personnel. This product development team formulates a design for the product and then builds and tests prototypes in our in-house prototype development and testing facility. As part of the development process, spine surgeons test the implantation of the product in our cadaveric laboratory to ensure it meets the needs of both surgeon and patient. Our team quickly refines or redesigns the prototype as necessary based on the results of the product testing, allowing us to perform rapid iterations of the design-prototype-test development cycle. We believe that our product development engine allows us to provide solutions that effectively respond to the needs of spine surgeons and their patients.
Our regulatory department works in parallel with our product development teams, allowing us to anticipate and resolve issues at early stages in the development cycle. Our regulatory personnel are committed to timely and responsive communication with regulatory agencies. Though regulatory requirements are constantly changing and continued success cannot be assured, we have demonstrated an ability to gain rapid regulatory approvals of our products. We have demonstrated success in rapid product development, as we have successfully introduced over 120 products since we were founded in 2003 and intend to continue to launch five to ten new products in each of the next three years.
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

•
A tribology laboratory with machines that study the wear behavior of various bearing surfaces. This research is critical to the development of the next generation of motion preserving products using newer bearing surfaces.

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
We devote significant resources to training and educating surgeons in the safe and effective use of our products and techniques. To that end, we have made significant investments in the creation, staffing and program offerings of our Musculoskeletal Education and Research Center (“MERC”). Through MERC, we offer educational and training programs both internally in our modern bioskills laboratory and 100 person lecture facility and externally through regionally-based didactic education and cadaveric bioskills training programs.
We are highly focused on training through programs such as our Skin-to-Skin® Series programs that feature intensive two day MIS training programs on thoracolumbar interbody fusion procedures and our lateral lumbar interbody fusion labs. To complement these intensive cadaveric bioskills training programs, we also conduct a large number of product-based programs providing surgeons with informative didactic sessions coupled with hands-on-lab segments to allow surgeons to learn and experience new instrumentation and techniques. For more complex procedures and techniques, surgeon preceptorships are offered which provide surgeons with one-on-one intraoperative training followed in some instances by focused bioskills labs.
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
In addition to the programs offered by MERC, we actively participate in trade and industry organizations, including the North American Spine Society, the American Association of Neurological

Surgeons, Scoliosis Research Society and the International Society for the Advancement of Spine Surgery. We annually provide support to such professional organizations in the form of restricted educational grants and support of specific product workshop programs. Additionally, promising young spine surgeons routinely seek educational fellowships as an important part of building strong clinical skills. We annually support these fellowships through academic institutions throughout the United States.
Sales and Marketing
We market and sell our products through our exclusive global sales force. As of December 31, 2013, we had a direct or distributor sales presence in the United States and in 28 countries outside the United States. We expect to continue to increase the number of our direct and distributor sales representatives, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.
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
We select our suppliers carefully.  Our internal quality assurance group evaluates the potential vendor through a formal vendor approval process before we enter into a relationship with it.  Suppliers that meet our internal quality assurance standards are added to our approved supplier list. All of our suppliers that provide us with implants or human tissue are ISO-13485 certified, meaning they meet the International Organization for Standardization (“ISO”) requirements for the manufacture of medical devices, and/or are accredited by the American Association of Tissue Banks.  Our quality assurance group conducts periodic audits to ensure continued compliance with our standards.  With every shipment of inventory that we receive, our suppliers provide a certificate of compliance with our quality control standards.  Our receiving group also performs inspections, packaging and labeling onsite at our headquarters facility.
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
Intellectual Property
We proactively protect our innovations by filing numerous U.S. and foreign patent applications and our growing intellectual property portfolio reflects significant investment. Complementing our internally-developed intellectual property holdings, we have also acquired intellectual property via the strategic purchase of patents in areas in which we have wished to commercialize products. We employ in-house intellectual property lawyers who oversee the maintenance of our intellectual property assets. As of December 31, 2013, we owned 188 issued U.S. patents (174 utility patents; 14 design patents) and had applications pending for 322 U.S. patents (316 utility patent applications; six design patent applications), and we owned 70 issued foreign patents and had applications pending for 131 foreign patents. One of our issued patents expires in March 2015 and the rest of our issued patents expire between November 2019 and March 2032.
Our trademark portfolio contains 109 registered trademarks and 45 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.
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
Competition
We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive. Alphatec Spine, Orthofix International, Zimmer, LDR

Holding, Biomet, K2M and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can.
We compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business.
Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. The spine market is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement, and are safer, less invasive and more effective than alternatives available for similar purposes. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.
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
U.S. Food and Drug Administration Regulation
Our products are medical devices and tissues subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product safety;

•	post-market adverse event reporting;

•	post-market surveillance;

•	product labeling;

•	product storage;

•	record keeping;

•	pre-market clearance or approval;

•	pre-market clinical trials;

•	post-market approval studies;

•	advertising and promotion; and

•	product sales and distribution.
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
510(k) Clearance Pathway
To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre-market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application. We have made and plan to continue to make minor additional product enhancements that we believe do not require new 510(k) clearances. In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k)s and additional requirements that may significantly impact the process.
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
Clinical Trials
A clinical trial is almost always required to support a PMA application and may be required for a 510(k) pre-market notification. These trials generally require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. During a study, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. The FDA’s grant of permission to proceed with clinical testing does not constitute a binding commitment that the FDA will consider the study design adequate to support clearance or approval. In addition, there can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. ACADIA® and TRIUMPH® are currently in human clinical trials under IDEs. We expect to initiate additional clinical trials under IDEs for devices that are expected to be subject to the PMA process. Our clinical trials must be conducted in accordance with FDA regulations and other federal regulations and state laws concerning human subject protection and privacy. The results of our clinical trials may not be sufficient to obtain clearance or approval of our product.
Human Cell, Tissue and Cellular and Tissue Based Products
We currently distribute MAINTAIN® machined allograft, XEMPLIFI® demineralized bone matrix and FORGE™ cervical allograft spacer, all of which are manufactured by third-party suppliers. Tissue-only products are regulated by the FDA as Human Cell, Tissue and Cellular and Tissue Based Products. FDA regulations do not currently require 510(k) clearance or approval of a PMA application before marketing these products. Tissue banks must register their establishments, list products with the FDA and comply with Current Good Tissue Practices (“CGTPs”) for Human Cell, Tissue and Cellular and Tissue Based Product Establishments.
The FDA periodically inspects tissue processors to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of the CGTPs, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the CGTPs regulations that regulate those functions are dependent upon the actions of these independent entities.
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
In the EEA, our devices are required to comply with the essential requirements of the EU Medical Device Directive (Council Directive 93/42/EEC). Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA.

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
We are subject to unannounced device inspections by the Notified Body, as well as other regulatory agencies overseeing the implementation and adherence of applicable regulations. These inspections may include our suppliers’ facilities.
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
The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including the United Kingdom’s Bribery Act and increased U.S. government oversight and enforcement of the U.S. Foreign Corrupt Practices Act (“FCPA”). Whenever a governmental authority concludes that we are not in compliance with applicable laws or regulations, that authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees and can recommend criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of devices we distribute.
Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective August 1, 2013.  Our first such report covers the period August 1, 2013 through December 31, 2013 and is due to be filed on March 31, 2014. Information included in this report will be made publicly available in a searchable format beginning September 30, 2014. Device manufacturers will also be required to report and disclose any investment interests, with certain exceptions (for example, disclosure of holdings in publicly traded securities or mutual funds is not required), held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
Third-Party Coverage and Reimbursement
We expect that, in the future, sales volumes and prices of our products may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as government programs including Medicare and Medicaid, private insurance plans and managed care programs. Reimbursement is dynamic and is contingent on coding for given services or procedures, coverage by third-party payors, and adequate payment for the services or procedures.
Physicians use Current Procedural Terminology (“CPT”) codes to bill for services and procedures, which are established by the American Medical Association (“AMA”). Specialty societies such as the North American Spine Society, the American Association of Neurological Surgeons, and the American Academy of Orthopaedic Surgeons provide advice to the AMA CPT Editorial Panel for developing codes. The Centers for Medicare and Medicaid Services (“CMS”), the agency responsible for administering Medicare, and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to International Classification of Diseases and Clinical Modification procedure codes used by hospitals for reporting inpatient procedures. Physician and hospital coding is subject to change, which could impact coverage and reimbursement and thus potentially impact physician practice behavior.
Independent of coding status, third-party payors may deny coverage based on their own criteria. Payor medical policies continue to become more restrictive. Payors may deem the clinical efficacy of a device or procedure to be experimental or investigational, not the most cost-effective treatment available, or used for an unapproved indication. For example, Aetna recently changed its medical policy from coverage to coverage for only limited indications for biomechanical devices (e.g., spine cages) for cervical fusion procedures citing they have not been proven more effective that bone graft for cervical fusions. Additionally, many private payors use coverage decisions and payment amounts established by CMS for the Medicare program as guidelines in setting their coverage and reimbursement policies. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. We will continue to provide the appropriate resources to patients, physicians, hospitals, and insurers in order to promote the best patient care, provide clarity regarding coverage and reimbursement policies, and work to reverse any non-coverage policies.
For some government programs, such as Medicaid, coverage and reimbursement differ from state to state. Some state Medicaid programs may not reimburse an adequate amount for the procedures performed with our products, if any payment is made at all. In addition, payment by Medicare and other third-party payors may not be adequate to cover the cost of medical devices used in spine procedures. Additionally, the percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade. Many managed care programs reimburse providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined amount per member per month.
In international markets, reimbursement and healthcare payment systems vary significantly by country and some countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be accepted by third-party payors, that coverage and reimbursement will be available or, if available, that the third-party payors’ coverage and reimbursement policies will not adversely affect our ability to sell our products profitably.
We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or coverage and reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results, and financial condition.
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
Seasonality and Backlog
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and winter holiday periods during which we have experienced fewer spine surgeries taking place. Our sales generally consist of products that are in stock in our warehouse facilities or maintained at hospitals or with our sales representatives. Accordingly, we do not have a backlog of sales orders.
Employees
As of December 31, 2013, we had approximately 850 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.
Facilities
Our headquarters are located in Audubon, Pennsylvania, which comprise approximately 245,000 square feet of owned space. Our headquarters houses our research, product development, education, administration, warehouse and shipping functions, as well as our in-house manufacturing facility. Research, product development and education activities occupy approximately 50,000 square feet of our headquarters. We believe our facilities are adequate and suitable for our current needs.
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
Risks Related to Our Business and Our Industry
To be commercially successful, we must convince spine surgeons that our products are an attractive alternative to our competitors’ products and that our Disruptive Technologies are an attractive alternative to existing surgical treatments of spine disorders.
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. In order for us to sell our products, we must convince spine surgeons that they are attractive alternatives to competing products for use in spine procedures. Acceptance of our products depends on educating spine surgeons as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training spine surgeons in the proper application of our products. If we are not successful in convincing spine surgeons of the merit of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or profitability.
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
If we are unable to convince surgeons to use our products, we will not achieve expected sales or sustain our growth, and our financial condition and results of operation may be adversely affected.
In addition, we believe recommendations and support of our products by influential spine surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or long-term data does not show the benefits of using our products, surgeons may not use our products. In such circumstances, we may not achieve expected sales or sustain our growth and may be unable to maintain profitability.
Pricing pressure from our competitors and our customers may impact our ability to sell our products at prices necessary to support our current business strategies.
The spine industry is characterized by intense competition, and the spine market continues to attract numerous new companies and technologies, which has encouraged more established companies to intensify competitive pricing pressure. As a result of this increased competition, as well as the challenges of third-party coverage and reimbursement practices, we believe there will be continued pricing pressure in the future. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to maintain our profitability and to invest in and grow our business.
If our hospital and other healthcare provider customers are unable to obtain adequate coverage and reimbursement for their purchases of our products, we may not be able to sell our products at prices necessary to maintain our profitability or at all.
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third party payers, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals and other healthcare providers that purchase our products generally rely on third party payers to cover all or part of the costs associated with the procedures performed with these products, including the cost to purchase the product. Our customers’ access to adequate coverage and reimbursement for the procedures performed with our products by government and private insurance plans is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis, or at all, if third party payers deny coverage or reduce their current levels of payment. If our cost of production increases faster than increases in reimbursement levels for the products, our profitability may be negatively impacted.
Future action by CMS (which administers the Medicare program), other government agencies or private payers, may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payers may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payers that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for some governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third party payers and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers.
Third party payers, including public and private payers, may develop negative coverage policies impacting our products. For example, Aetna recently changed its medical policy from coverage in all or most cases to coverage only for limited indications for biomechanical devices (e.g., spine cages) for cervical fusion procedures stating that they have not been proven more effective than bone graft for cervical fusions which may limit demand for our products. In addition, some payers have changed their coverage policies to be more restrictive as to the criteria under which they will cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel DDD, initial primary laminectomy/discectomy for nerve root decompression, or spinal stenosis. Although these coverage policy changes have not had a material impact on our business, other insurers may adopt similar coverage decisions in the future. Patients covered by these insurers may be unwilling or unable to afford lumbar fusion surgeries to treat these conditions, which could materially harm or limit our ability to sell our products designed for lumbar fusion procedures. Our business would be negatively impacted if the trend by governmental agencies or third party payers continues to reduce coverage of and/or reimbursement for procedures using our products.
We cannot be certain that under current and future payment systems, such as those utilized by Medicare and in many private managed care systems, that the cost of our products will be adequately incorporated into the overall cost of the procedure. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level, or at all.
To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. Our products may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.
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
We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. If any of our direct sales representatives were to leave us, or if any of our independent distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent distributors account for a significant portion of our sales volume, and if any such independent distributor were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our direct sales representatives, which may not prevent our sales from being adversely affected. If a direct sales representative or independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified independent distributors or to hire additional direct sales representatives to work with us. We may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or independent distributors would prevent us from maintaining or expanding our business and generating sales.
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
The spine industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive. Alphatec Spine, Orthofix International, Zimmer, LDR Holding, Biomet, K2M and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.
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

The frequent introduction by competitors of products that compete with our existing or planned products may also make it difficult to market or sell our products. In addition, the entry of multiple new products and competitors, including physician-owned distributorships (“PODs”), may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the spine market generally.
As a result, our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors, and are safer, less invasive and more effective than alternatives available for similar purposes. If we are unable to do so, our sales or margins could decrease, thereby harming our business.
We are dependent on a limited number of third-party suppliers for most of our products and components, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.
We rely on third-party suppliers to supply substantially all of our products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our anticipated growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials and components. Other issues, including shortages of raw materials or components, problems with production yields and quality control and assurance, especially with products such as allograft, which is processed human tissue, could impair a supplier’s ability to supply us with product quantities necessary to support our sales. Furthermore, under our supplier agreements, our suppliers generally have no obligation to manufacture for us or sell to us any specific quantity of products. If we are unable to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.
We generally use a small number of suppliers for each of our products. Our dependence on such a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of manufactured products in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of supply. Because of the nature of our internal quality control requirements, regulatory requirements and the custom and proprietary nature of the parts, we cannot quickly engage additional or replacement suppliers for many of our critical components. Failure of any of our third-party suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments to our customers and could have a material adverse effect on our business. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other foreign regulatory authorities. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate sales.
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
We may not be able to successfully implement our business strategy. To implement our business strategy we need to, among other things, strengthen our brand, develop and introduce new spine surgery products, find new applications for and improve our existing products, obtain regulatory clearance or approval for new products and applications and educate spine surgeons about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by spine surgeons. Our strategy of focusing exclusively on the spine market may limit our ability to grow. In addition, we are seeking to increase our sales and, in order to do so, will need to commercialize additional products and expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different foreign and domestic regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may adversely affect our business, results of operations and financial condition.
The proliferation of PODs could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
PODs are medical device distributors that are owned, directly or indirectly, by physicians. These physicians derive a proportion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients at hospitals that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical devices.
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
The regulations to which we are subject are complex and have tended to become more stringent over time, see “Item 1. Business; Government Regulation” for a summary of certain regulations to which we are subject. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
The processes by which FDA approval is obtained can be expensive and lengthy and require the payment of significant fees. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals through the 510(k) process or approvals through the PMA process to market a medical device in the United States or internationally can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
In the United States, all of our currently commercialized products, other than SECURE-C® have either received pre-market clearance under Section 510(k) of the FDCA or are exempt from pre-market review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline and potentially harm our ability to compete. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products. The FDA may also reclassify devices currently on the market from Class II to Class III, which could result in additional regulatory burden requiring PMA prior to marketing, or could result in FDA rescinding a 510(k) for a previously cleared device.
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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, the FDA recently initiated changes to the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. On October 1, 2012, the FDA implemented changes through the Medical Device User Fee Amendments of 2012, which impose more restrictive review and acceptance criteria. These and possible future changes impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.
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
Similarly, we must comply with numerous international laws and regulations in order to market our products outside of the United States, see “Item 1. Business; Government Regulation; International” for a summary of certain international laws and regulations to which we are subject. As is the case in the United States, the applicable regulatory body may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Conducting clinical studies to obtain clinical data that might be required as part of the clinical evaluation process can be expensive and time-consuming. Additionally, the regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect the perceived safety and efficacy of our products and our reputation.
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
Recent changes to FDA’s 510(k) program may make it more difficult for us to gain FDA clearance for our products, by imposing more onerous acceptance and review requirements for new 510(k) submissions , and future changes may further increase this burden.
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

Additionally, in the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system or changes to our devices which could affect compliance with the essential requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity. If the assessment is not favorable, it could prevent us from selling that product in the EEA, which could adversely impact our business and results of operations.
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
If we or our suppliers fail to comply with the FDA’s good manufacturing practice regulations and similar international regulations, this could impair our ability to market our products in a cost-effective and timely manner.
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
The FDA audits compliance with the QSR and CGTPs through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time.

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
In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, manufacturers are required to take Field Safety Corrective Actions (“FSCAs”) to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. A FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.
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
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitutes promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities, such as the DOJ, might take action if they consider our promotional or training materials to constitute promotion of an unapproved/off-label use, which could result in significant criminal and/or civil fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement (e.g., the False Claims Act). In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.
Governmental regulation and limited sources and suppliers could restrict our procurement and use of tissue.
In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the United States, with the exception of removal and implantation, and receive payments for all such services. We make payments to tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner that prevents us from receiving payment for services we render or that prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially adversely affected.
We depend on a limited number of sources of human tissue for use in some of our advanced biomaterials products and a limited number of entities to process the human tissue for use in those advanced biomaterials products, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to effectively meet demand for our advanced biomaterials products incorporating human tissue. Two third-party suppliers currently supply all of our needs for allograft implants and products. The processing of human tissue into our advanced biomaterials products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used in our advanced biomaterials products are at times in particularly short supply. We cannot be certain that our current supply of allograft implants and supplies from that supplier, plus any additional source that we identify in the future, will be sufficient to meet our needs. Our dependence on a small number of third-party suppliers and the challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any interruption in the supply of any human tissue component, could materially harm our and our third-party suppliers’ ability to manufacture our advanced biomaterials products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
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

We and our distributor sales representatives might be subject to claims for failing to comply with U.S. federal, state and foreign fraud and abuse laws, including anti-kickback laws and other anti-referral laws.
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with surgeons, hospitals and our independent distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the broad and far-reaching nature of these laws, we may be required to alter or discontinue one or more of our business practices to be in compliance with these laws.
Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Examples of laws that may affect our ability to operate include:

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

•
foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•	the Physician Payment Sunshine Act, which requires medical device companies to report all compensation, gifts and benefits they have provided to certain healthcare professionals.
Possible sanctions for violation of these laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
We have entered into consulting, royalty and other agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arm’s length transaction on terms identical to those offered to non-referral sources or received from us as fair market value consideration for consulting services performed. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, to the extent applicable, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Regulators also could prohibit us from accepting payment for referrals from these surgeons. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with spine surgeons who order our products to be in violation of applicable laws and we were unable to comply with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial, or we may be unable to accept referrals from such surgeons.
To enforce compliance with the federal laws, the DOJ has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, if an investigation were initiated involving us and we decided to settle that investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations.
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
The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition to the penalties described above, any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations.
Compliance with government regulations regarding the use of “conflict minerals” may result in additional expense and affect our operations.
We are subject to the recently adopted SEC disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries. The new requirements necessitate due diligence efforts on our part, and we are also required to comply with the applicable disclosure requirements, with the first reports required to be filed with the SEC no later than May 31, 2014. The compliance requirements are complex, and there is not much guidance with respect to their application. Although we expect to meet our reporting obligations, we may incur significant costs associated with complying with the new disclosure requirements, including but not limited to costs related to determining which of our products may be subject to the new rules and the source of any “conflict minerals” used in those products. Additionally, implementing the new requirements could adversely affect the sourcing, supply and pricing of materials used in the manufacture of our products, which could adversely affect our results of operations. We may also face reputational challenges if we are unable to verify through our compliance procedures the origins for all metals used in our products.
Risks Related to our Financial Results and Need for Financing
We will need to generate significant sales to remain profitable.
We intend to increase our operating expenses substantially as we add sales representatives and distributors to increase our geographic sales coverage, submit additional IDE applications to the FDA, increase our marketing capabilities, conduct clinical trials and increase our general and administrative functions to support our growing operations. We will need to generate significant sales to maintain profitability and we might not be able to do so. Even if we do generate significant sales, we might not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, financial condition and results of operations will likely be adversely affected.
We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our results of operations.
We have experienced rapid growth since our inception and have increased our revenues to $434.5 million in 2013. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affect. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which adversely impact our results of operations.
Our quarterly and annual operating results may fluctuate significantly.
Our operating results are difficult to predict and may be subject to periodic fluctuations. Our sales and results of operations will be affected by numerous factors, including:

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
Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance before commercialization in the United States, and commercialization of such products outside of the United States would likely require additional regulatory approvals and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we expand our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly or annual losses. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our Class A common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
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
We, as well as certain of our officers and independent distributors, are subject to a number of legal proceedings, including those initiated by NuVasive, Depuy Synthes, N-Spine (subsequently acquired by Depuy Synthes), L5, Sabatino Bianco, and Altus Partners LLC, which are described in more detail under “Item 3. Legal Proceedings” below. These lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.
Further, in the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our business, financial performance or cash position.  However, estimates of possible losses are inherently uncertain, and even if we determine that a loss is reasonably possible, in accordance with authoritative accounting guidance, if we are unable to estimate the possible loss or range of loss, we do not record an accrual related to such litigation.  As a result of this accounting policy, we may experience variability in our results of operations if damages for which we are found liable exceed the amounts we have accrued. For example, on June 14, 2013, the jury in the patent infringement case in the U.S. District Court in Delaware brought by DePuy Synthes returned a verdict in favor of DePuy Synthes and on January 17, 2014, the jury in a misappropriation of trade secret suit filed against us in the Federal District Court for the Eastern District

of Texas by Sabatino Bianco returned a verdict in favor of Bianco. In prior periods, we were unable to determine the probable outcomes in these cases or estimate the potential loss. As a result of these verdicts, we accrued a combined $23.8 million in damages and other related costs in the year ended December 31, 2013, which reduced our U.S. GAAP diluted earnings per share by approximately $0.17 (see further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Non-GAAP Financial Measures” below).
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
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. We are currently subject to lawsuits, and have received other written allegations, claiming that we have infringed certain patents of our competitors and others in the spine industry, including N-Spine (subsequently acquired by Depuy Synthes), Depuy Synthes, NuVasive, and Altus Partners LLC. A summary of the N-Spine, Depuy Synthes, NuVasive, and Altus Partners LLC cases is provided under “Item 3. Legal Proceedings” below. Any lawsuits resulting from such allegations could subject us to significant liability for damages, such as the jury verdict returned against us in June 2013 in the patent infringement case brought by DePuy Synthes, and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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
We may be subject to damages resulting from claims that we, our employees or our independent distributors have wrongfully used or disclosed alleged trade secrets, proprietary or confidential information of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently. Many of our independent distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees, or our independent distributors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. For example, as discussed elsewhere in this report, we are currently involved in a lawsuit brought by NuVasive with respect to our employment of former employees of NuVasive. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable personnel. There can be no assurance that this type of litigation will not continue, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.
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

We may incur product liability losses and insurance coverage may be inadequate or unavailable to cover these losses.
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, if longer-term patient results and experience indicates that our products or any component of a product cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Furthermore, if spine surgeons are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. The spine industry has been particularly prone to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices and products for spine surgery procedures.
A product liability or other damages claim, product recall or product misuse, regardless of the outcome, could require us to spend significant time and money in litigation or to pay significant damages or costs, and could seriously harm our business. If our product liability insurance is inadequate to pay a damages award, we may have to pay the excess out of our cash reserves, which may harm our financial condition. Any product liability claim brought against us, with or without merit, could result in the increase of the costs we incur to obtain product liability insurance or our inability to secure product liability coverage in the future. If any of our products are found to cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, impair our ability to sell one or more of our products in the future, result in significant legal fees and cause significant diversion of management’s attention from managing our business. A product liability or other claim, product recall, or product misuse involving any of our products, whether or not meritorious, could also materially and adversely harm our reputation and our ability to attract and retain customers.
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
Because of their significant stock ownership, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 93,442,753 shares of our Class A and Class B common stock outstanding as of December 31, 2013, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 79.8% of the voting power of our outstanding capital stock. In particular, as of December 31, 2013, David C. Paul, our CEO, controlled approximately 28.8% of our Class A and Class B common stock, representing approximately 79.3% of the voting power of our outstanding capital stock as of that date.

As a result, David C. Paul has, and these persons acting together, have the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2013, we had 192,558,708 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.
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
In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers, which may restrict or prohibit certain business combination transactions with stockholders owning 15% or more of our outstanding voting stock, including discouraging takeover attempts that might result in a premium over the market price for shares of our Class A common stock.
Section 203 and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction.
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
Based on the number of shares of our Class A and Class B common stock outstanding as of December 31, 2013, our outstanding capital stock consisted of 66,065,197 shares of our Class A common stock and 27,377,556 shares of our Class B common stock. All shares of our Class A common stock sold in our IPO are freely tradable without restriction under the Securities Act, except for any shares that are held or acquired by our affiliates, as that term is defined in the Securities Act.
In the future, we may also issue our securities if we need to raise capital. The number of new shares of our Class A common stock issued in connection with raising capital could constitute a material portion of the then-outstanding shares of our Class A common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2013, our owned corporate headquarters in Audubon, Pennsylvania, comprised approximately 245,000 square feet. Our headquarters houses our research, product development, education, administration, warehouse and shipping functions, as well as our in-house manufacturing facility. Research, product development and education activities occupy approximately 50,000 square feet of our headquarters.
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
N-Spine, Synthes and Depuy Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office (“USPTO”) in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we appealed the examiner’s decision. In January 2014, the USPTO ruled on the appeal finding certain claims rejected in view of the prior art and affirming certain other claims. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In a related matter, on January 8, 2014, Depuy Synthes Products, LLC (“Depuy Synthes”) filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Depuy Synthes alleges that we infringe one or more claims of the asserted patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. Depuy Synthes seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION®,

INDEPENDENCE® and INTERCONTINENTAL® products. As a result of the acquisition of Synthes, Inc. by Johnson & Johnson, a motion was filed to change the plaintiff in this matter to DePuy Synthes in February 2013. On June 14, 2013, the jury in this case returned a verdict, finding that prior versions of the three products we previously sold did infringe on DePuy Synthes’ patents and awarding monetary damages in the amount of $16.0 million. The jury also upheld the validity of DePuy Synthes’ patents. There was no finding of willful infringement by Globus.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. As this lawsuit involved only three products that are no longer part of our product portfolio, this verdict is not expected to impair our ability to sell any of our future products.
We believe the facts and the law do not support the jury’s findings of infringement and patent validity and are seeking to overturn the verdict in post-trial motions with the District Court and, if necessary, we will continue to do so through the appeals process.
For the year ended December 31, 2013, we accrued $19.5 million in damages and other litigation-related costs related to this case, of which $1.3 million was included in provision for litigation loss (cost of goods sold, due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation loss (operating expense).
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
NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS™ 3V retractor for use in certain lateral fusion procedures. NuVasive seeks injunctive relief and an unspecified amount in damages. The litigation is currently in the dispositive motions phase. We intend to defend our rights vigorously. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the USPTO, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of the patents asserted by NuVasive, and we are in the process of appealing the examiner’s decision. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with its contracts with those employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. Trial is currently scheduled for May 2014. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER® product. On November 15, 2012, the court denied Bianco’s motion for preliminary injunction. On October 1, 2013, Bianco amended his complaint to include that his trade secrets and confidential information were also used improperly in developing our RISE® and CALIBER-L®products.
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco in the amount of $4.3 million on a claim of misappropriation of trade secret. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Judgment has not yet been entered in this case. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury and will be decided by the court. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. Bianco’s claim for permanent injunctive relief will be decided at a date yet to be determined. Bianco’s claim for future damages, if any are permitted, will be determined by the court in a separate proceeding after judgment is entered.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. We believe the facts and the law do not support the jury’s findings of misappropriation of trade secret and will seek to overturn the verdict in post-trial motions with the District Court and, if necessary, through the appeals process.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  Altus Partners, LLC alleges that we infringe one or more claims of U.S. Patent No. 8,162,989, which issued on April 24, 2012, by making, using, offering for sale or selling our REVERE®, TRANSITION® and REVOLVE® products.  Altus Partners seeks injunctive relief and an unspecified amount in damages. This matter was stayed on March 4, 2014 pending the resolution of an inter partes review of the asserted patent which we filed on February 11, 2014 with the USPTO. While we intend to defend our rights vigorously, the probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Class A Common Stock Market Price
Our Class A common stock began trading on The New York Stock Exchange on August 3, 2012, under the symbol “GMED.” Prior to that time, there was no public trading market for our Class A common stock. The following table sets forth the high and low sales prices per share for our Class A common stock for the periods indicated, as reported by New York Stock Exchange:

Year Ended December 31, 2013:	High	Low
1st Quarter	15.15	10.55
2nd Quarter	17.37	13.79
3rd Quarter	18.20	16.22
4th Quarter	20.25	16.93

Year Ended December 31, 2012:	High	Low
3rd Quarter (beginning August 3, 2012)	18.17	13.06
4th Quarter	19.93	10.26

We had approximately 110 stockholders of record as of February 28, 2014. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
None.
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
From the IPO effective date through December 31, 2013, we have used $16.8 million for an acquisition that occurred in December 2013. The remainder of the net proceeds have been invested in marketable securities.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 3, 2012, pursuant to Rule 424(b).

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
Equity Compensation Plan Information
The following table sets forth certain information relating to the Company's equity compensation plans as of December 31, 2013. Each number of securities reflected in the table is a reference to shares of our Class A common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,885,610 (1)	10.04	4,453,236 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,885,610		4,453,236

(1)
Consists of shares subject to outstanding options under our Amended and Restated 2003 Stock Plan, our 2008 Stock Plan and our 2012 Equity Incentive Plan. No future issuances will be made from our 2003 Stock Plan and 2008 Stock Plan.

(2)
Consists of 4,453,236 shares available for future issuance under our 2012 Equity Incentive Plan. Under the terms of the 2012 Equity Incentive Plan, the aggregate number of shares of Class A common stock that may be subject to options and other awards is equal to the sum of (i) 3,076,923 shares of Class A common stock, (ii) any shares available for issuance under the 2008 Stock Plan as of March 13, 2012, (iii) any shares underlying any award outstanding under the 2008 Stock Plan as of March 13, 2012 that, on or after that date, is forfeited, terminates, expires, or lapses for any reason, or is settled for cash without the delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Equity Incentive Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by the Board of Directors.

Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from August 3, 2012 (which is the date our Class A common stock first began trading on The New York Stock Exchange) through December 31, 2013 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on August 3, 2012, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Company/Index	August 3, 2012	September 31, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Globus Medical, Inc.	$100	$150	$87	$122	$141	$146	$168
S&P 500 Index	$100	$106	$106	$117	$120	$126	$140
S&P 500 Health Care Equipment	$100	$109	$108	$122	$123	$125	$138
Item 6. Selected Financial Data
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below.

Statement of Operations Data:	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Sales	$434,459	$385,994	$331,478	$288,195	$254,344
Cost of goods sold	100,343	75,199	68,796	53,825	41,607
Gross profit	334,116	310,795	262,682	234,370	212,737
Operating expenses:
Research and development	26,870	27,926	23,464	21,309	20,521
Selling, general and administrative	182,518	168,862	140,386	122,589	108,422
Provision for litigation loss/(income)	23,055	(786)	1,470	2,787	1,889
Total operating expenses	232,443	196,002	165,320	146,685	130,832
Operating income	101,673	114,793	97,362	87,685	81,905
Other income/(expense), net	328	(140)	(413)	54	(127)
Income before income taxes	102,001	114,653	96,949	87,739	81,778
Income tax provision	33,389	40,822	36,165	33,281	29,745
Net income	68,612	73,831	60,784	54,458	52,033
Less: Net income attributable to noncontrolling interest (1)	—	—	—	—	3,300
Net income attributable to Globus Medical, Inc.	$68,612	$73,831	$60,784	$54,458	$48,733
Net income per common share:
Basic	$0.74	$0.82	$0.69	$0.61	$0.55
Diluted	$0.73	$0.80	$0.67	$0.60	$0.54
Weighted average number of common shares:
Basic	92,647	89,608	88,112	88,925	88,197
Diluted	94,192	92,208	90,420	91,352	91,045

Balance Sheet Data:	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Cash, cash equivalents and marketable securities	275,452	212,400	142,668	111,701	50,950
Working capital	348,866	320,602	229,504	187,245	122,127
Total assets	566,304	447,133	329,390	266,575	196,772
Debt, net of current portion	—	—	—	—	5,234
Business acquisition liabilities, including current portion (2)	17,258	11,344	10,289	—	—
Stockholders’ equity	$472,360	$386,502	$282,476	$228,195	$167,745

(1)
Through December 29, 2009, we consolidated a variable interest entity (“VIE “) that manufactures certain products for us. This resulted in net income attributable to noncontrolling interest or a reduction of net income attributable to us of $3.3 million in 2009. Effective December 29, 2009, a third-party investor contributed capital to the VIE, which resulted in us being no longer considered the primary beneficiary. As a result, we deconsolidated the entity as of December 29, 2009.

(2)
In connection with acquisitions completed in 2013, 2012 and 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The aggregate undiscounted amounts potentially payable not included in the table above were $23.9 million, $9.9 million and $7.2 million as of December 31, 2013, 2012 and 2011, respectively.

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
Overview
We are a medical device company focused exclusively on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 120 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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
To date, the primary market for our products has been the United States, where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by our exclusive independent distributors, who distribute our products on our behalf for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives by the end of 2014.
During the year ended December 31, 2013, our international sales accounted for approximately 8.7% of our total sales. We sell our products through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the expansion of our direct and distributor sales forces and the commercialization of additional products.

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
Cost of Goods Sold
Our products are generally manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. In 2013, our cost of goods sold increased due primarily to increased sales volume and as a result of a medical device excise tax (“MDET”) of up to 2.3% on the sale of certain medical devices in the United States, as well as a $1.3 million provision for litigation loss related to an unfavorable jury verdict.
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
Provision for Litigation Loss/(Income)
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
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to inventories, recoverability of long-lived assets and the fair value of our common stock. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. As an “emerging growth company,” we had elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of other public companies. While our significant accounting policies are more fully described in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies” below in this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies with the audit committee of our Board.

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
Excess and Obsolete Inventory. We state inventories at the lower of cost or market. We determine cost on a first-in, first-out basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a reserve for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $8.2 million, $6.1 million and $10.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The need to maintain substantial levels of inventory impacts the risk of carrying excess inventory. Many of our products come in sets which feature components in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our products effectively, we must often maintain and provide surgeons and hospitals with consignment implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may be considered excess inventory since they are not likely to be used. One of our primary business goals is to focus on continual product innovation. Though we believe this provides us with a competitive advantage, it also increases the risk that our products will become excess or obsolete inventory prior to sale or prior to the end of their anticipated useful lives. When we introduce new products or next-generation products, we may be required to take charges for excess and obsolete inventory that have a significant impact on the value of our inventory or on our operating results.
Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. We acquired goodwill in connection with the acquisitions completed in 2013, 2012 and 2011. Goodwill is tested for impairment at a minimum on an annual basis. The fair value is estimated using an income and discounted cash flow approach. We completed our annual goodwill and intangible assets impairment test in the fourth quarter of 2013 and determined that there was no impairment.
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
Significant Factors Used in Determining Fair Value of Our Common Stock. Prior to our IPO, our Board, with the assistance of management, used the market approach and the income approach in order to estimate the fair value of common stock underlying our option grants during those periods. Prior to our IPO, there had been no public market for our common stock. Our Board had determined the fair value of our common stock by utilizing, among other things, independent third-party valuation studies conducted following our equity financing in 2007 and biannually as of April 30 and October 31 until October of 2011. The findings of these valuations were based on our business and general economic, market and other conditions that could be reasonably evaluated at that time. The analyses of the valuation studies included a review of our company, including our financial results and capital structure, as well as an independent third-party review of the conditions of the industry in which we operate and the markets that we serve. The methodologies and assumptions used were consistent with those set forth in the American Institute of Certified Public Accountants (the “AICPA”), in the AICPA Technical Practice Guide, Valuations of Privately-Held

Company Equity Securities Issued as Compensation. For further details regarding the valuation of our common stock prior to the IPO, please refer to our prospectus filed on August 3, 2012.
Results of Operations
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended		Change
(In thousands, except percentages)	December 31, 2013	December 31, 2012	$	%
Innovative Fusion	$254,033	$238,723	$15,310	6.4%
Disruptive Technology	180,426	147,271	33,155	22.5%
Total sales	$434,459	$385,994	$48,465	12.6%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $33.2 million was due primarily to sales of minimally invasive, biologic, artificial disc and interventional pain management products launched during the past three years. Innovative Fusion sales increased by $15.3 million due to strong sales of legacy and new pedicle screw systems.

	Year Ended		Change
(In thousands, except percentages)	December 31, 2013	December 31, 2012	$	%
United States	$396,615	$355,609	$41,006	11.5%
International	37,844	30,385	7,459	24.5%
Total sales	$434,459	$385,994	$48,465	12.6%
In the United States, the increase in sales of $41.0 million was due primarily to increased sales of Disruptive Technology products and increased productivity from sales representatives.
Internationally, the increase in sales of $7.5 million was due primarily to increased sales of Innovative Fusion products including pedicle screw and interbody systems, increased market penetration in existing country territories, as well as sales from expansion into new countries and territories.
Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2013	December 31, 2012	$	%
Cost of goods sold	$100,343	$75,199	$25,144	33.4%
Percentage of sales	23.1%	19.5%
The increase in cost of goods sold was due to increased sales volume (an increase in cost of sales of $8.6 million), the Medical Device Excise Tax ($7.2 million), increases in inventory reserves and write-offs due to new product launches of $4.1 million and an increase in depreciation of surgical instruments and cases, distribution and other costs of approximately $3.9 million . Additionally, a $1.3 million provision for litigation loss was recorded as a component of cost of sales related to the unfavorable jury verdict in one of our pending lawsuits (see Provision for Litigation Loss/(Income) below).
Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2013	December 31, 2012	$	%
Research and development	$26,870	$27,926	$(1,056)	(3.8)%
Percentage of sales	6.2%	7.2%
The decrease in research and development expenses was due to a decrease of $1.7 million in supplies, outside services and other costs, offset by an increase of $0.4 million in employee compensation due primarily to increased headcount and an increase of $0.2 million in clinical trial and other costs.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2013	December 31, 2012	$	%
Selling, general and administrative	$182,518	$168,862	$13,656	8.1%
Percentage of sales	42.0%	43.7%
The increase in selling, general and administrative expenses was due primarily to an increase of $9.5 million in compensation costs in the United States.  This was to support increased sales volume and company growth, including hiring additional sales representatives, and general administrative personnel.  Additionally, the costs to support international sales growth and expansion into new international territories increased by $2.2 million; and there was an increase of $2.0 million of other selling, general and administrative costs.
Provision for Litigation Loss/(Income)

	Year Ended		Change
(In thousands, except percentages)	December 31, 2013	December 31, 2012	$	%
Provision for litigation loss/(income)	$23,055	$(786)	$23,841	(3,033.2)%
Percentage of sales	5.3%	(0.2)%
The increase in provision for litigation loss was due primarily to unfavorable jury verdicts in two lawsuits. On June 14, 2013, the jury returned a verdict in a patent infringement case in the U.S. District Court in Delaware brought by DePuy Synthes against us. The jury found that prior versions of three products we previously sold did infringe on DePuty Synthes’ patents and awarded monetary damages. The jury also upheld the validity of DePuy Synthes’ patents. There was no finding of willful infringement. As a result of the verdict, we recorded $18.2 million in damages and other litigation-related costs in addition to the $1.3 million recorded as a component of cost of goods sold noted above.
Additionally, on January 17, 2014, the jury returned a verdict in a misappropriation of trade secret suit filed against us in the Federal District Court for the Eastern District of Texas by Sabatino Bianco. The jury found in favor of Bianco on a claim of misappropriation of trade secret. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. As a result of the verdict, we recorded $4.3 million in damages.
The provision for litigation income in the prior year was due to the favorable settlement of a lawsuit . (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies” below for more information).
Other Income/(Expense), Net

	Year Ended		Change
(In thousands, except percentages)	December 31, 2013	December 31, 2012	$	%
Other income/(expense), net	$328	$(140)	$468	(334.3)%
Percentage of sales	0.1%	—%
The change in other income/(expense), net is attributable to gains recorded as a result of insurance claims, interest and other income, net of the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2013	December 31, 2012	$	%
Income tax provision	$33,389	$40,822	$(7,433)	(18.2)%
Effective income tax rate	32.7%	35.6%
The decrease in the effective tax rate was due primarily to the increase in the domestic production activities deduction and the timing of the American Taxpayer Relief Act of 2012 (the “ATRA”). Under prior law, a taxpayer was entitled to a research and experimentation tax credit for qualifying amounts incurred through December 31, 2011. The ATRA, which was signed into law on January 2, 2013, extended the research and experimentation tax credit from January 1, 2012 through December 31, 2013. However, as of December 31, 2012, no benefit could be recognized for this tax credit, and therefore, we recognized the credit during 2013 in accordance with accounting guidance.
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
The increase in research and development expenses was due to an increase of $2.0 million in employee compensation including taxes, benefits and stock compensation due primarily to increased headcount and an increase of $2.8 million in supplies, outside services and other costs, offset by a decrease of $0.4 million in clinical trial and other costs.

Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Selling, general and administrative	$168,862	$140,386	$28,476	20.3%
Percentage of sales	43.7%	42.4%
The increase in selling, general and administrative expenses was due primarily to an increase of $20.1 million in compensation costs in the United States.  This was to support increased sales volume and company growth, including hiring of additional sales representatives, and general administrative personnel. The costs to support international sales growth and expansion into new international territories increased by $4.5 million; and there was an increase of $3.8 million of other selling, general and administrative costs.
Provision for Litigation Loss/(Income)

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Provision for litigation loss/(income)	$(786)	$1,470	$(2,256)	(153.5)%
Percentage of sales	(0.2)%	0.4%
The decrease in provision for litigation loss was due primarily to the favorable settlement of a lawsuit during the year ended December 31, 2012 and the $1.0 million FDA settlement that was accrued during the fourth quarter of 2011 (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies” below for more information).
Other Income/(Expense), Net

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Other income/(expense), net	$(140)	$(413)	$273	(66.1)%
Percentage of sales	—%	(0.1)%
The change in other income/(expense), net is attributable primarily to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2012	December 31, 2011	$	%
Income tax provision	$40,822	$36,165	$4,657	12.9%
Effective income tax rate	35.6%	37.3%
The increase was due primarily to a $17.7 million increase in taxable income as a result of increased operating profits. The effective rate for the year ended December 31, 2012 was favorably affected by the impact of the corporate manufacturing deduction and the reversal of valuation allowances associated with certain international jurisdictions, offset by the unfavorable impacts of a research and experimentation credit that was in effect in the prior year that Congress did not extend during 2012. Additionally, the effective tax rate for the year ended December 31, 2011 was favorably affected by the reversal of a $0.9 million tax provision related to a FIN 48 reserve resulting from the completion of U.S. Internal Revenue Service examinations with respect to the 2005 through 2008 tax years.
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
The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Year Ended
(In thousands, except percentages)	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$68,612	$73,831	$60,784
Interest (income)/expense, net	(467)	(80)	33
Provision for income taxes	33,389	40,822	36,165
Depreciation and amortization	19,397	18,108	16,949
EBITDA	120,931	132,681	113,931
Stock-based compensation	5,177	4,635	3,286
Provision for litigation loss/(income)	23,055	(786)	1,470
Provision for litigation loss - cost of good sold	1,260	—	—
Change in fair value of contingent consideration	120	119	(79)
Adjusted EBITDA	$150,543	$136,649	$118,608
Adjusted EBITDA as a percentage of sales	34.7%	35.4%	35.8%
The Adjusted EBITDA for the year ended December 31, 2013 was unfavorably affected by 1.6% due to the impact of the MDET that went into effect on January 1, 2013. The impact of MDET was partially offset by operating efficiencies with respect to selling, general & administrative expenses, as well as lower research and development costs.
In addition, for the year ended December 31, 2013 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation loss/(income) and provision for litigation loss (cost of goods sold), net of the tax effects of such provisions. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operative performance from period to period as it removes the effects of litigations and specifically the litigations brought against us by DePuy Synthes Products, LLC and Sabatino Bianco, in which jury verdicts were returned in June 2013 and January

2014, respectively, which we believe are not reflective of underlying business trends, the effect of which was a reduction of net income of a combined approximate $15.8 million, net of tax.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Year Ended
(Per share amounts)	December 31, 2013	December 31, 2012	December 31, 2011
Diluted earnings per share, as reported	$0.73	$0.80	$0.67
Provision for litigation loss/(income), net of taxes	0.16	(0.01)	0.01
Provision for litigation loss - cost of goods sold, net of taxes	0.01	—	—
Non-GAAP diluted earnings per share	$0.90	$0.79	$0.68
We also define Free Cash Flow as the net cash flows provided by operating activities, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall financial performance for the comparative periods as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions. Below is a reconciliation of Free Cash Flow to net cash provided by operating activities as computed in accordance with U.S. GAAP.

	Year Ended
(Per share amounts)	December 31, 2013	December 31, 2012	December 31, 2011
Net cash provided by operating activities	$93,471	$76,519	$76,410
Purchases of property and equipment	(23,680)	(24,684)	(22,487)
Free cash flow	$69,791	$51,835	$53,923
Adjusted EBITDA, non-GAAP Diluted Earnings Per Share and Free Cash Flow are not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of Adjusted EBITDA, non-GAAP Diluted Earnings Per Share and Free Cash Flow may differ from that of other companies and therefore may not be comparable.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2013 - 2012 Change	2012 - 2011 Change
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011	$	$
Net cash provided by operating activities	$93,471	$76,519	$76,410	$16,952	$109
Net cash used in investing activities	(227,150)	(30,715)	(29,987)	(196,435)	(728)
Net cash provided by/(used in) financing activities	11,011	24,025	(14,734)	(13,014)	38,759
Effect of foreign exchange rate changes on cash	230	(97)	(722)	327	625
Increase/(decrease) in cash and cash equivalents	$(122,438)	$69,732	$30,967	$(192,170)	$38,765

The decrease in cash and cash equivalents for the year ended December 31, 2013 was the result of a change in our cash management program to invest in more marketable securities in an effort to increase the returns on our cash and cash equivalents. As a result, cash used in investing activities increased compared to the prior year period due to our $186.7 million purchase of marketable securities, net of maturities and sales. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of December 31, 2013. During the year ended December 31, 2013, our total cash, cash equivalents and marketable securities increased $63.1 million. See “Liquidity and Capital Resources” below.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities for the year ended December 31, 2013 was due primarily to an increase in net income excluding accrued expenses from the DePuy Synthes and Bianco litigation verdicts of $10.5 million, a decrease in income tax payments over the prior year period of $6.2 million, a decrease in the change in inventories of $3.9 million and by a decrease in prepaid expense and other expenses of $1.0 million, offset by a decrease in the change in accounts payable and accounts payable to related party of $2.5 million, and an increase in the change in accounts receivable of $2.7 million.
The increase in net cash provided by operating activities for the year ended December 31, 2012 was attributable primarily to a $13.0 million increase in net income, partially offset by a net $12.4 million increase in the change in income taxes and deferred income taxes.  Additionally, there was cash provided by a $6.5 million increase in the change in accounts payable and accounts payable to related party and a $2.5 million increase in the change in accrued expenses and other liabilities.  These were partially offset by a $5.3 million increase in the change in inventories (primarily to support new and pending product launches as well as to support existing product sales) and a $2.2 million increase in the change in accounts receivable (due primarily to increased sales volume).
Cash Used in Investing Activities
The increase in net cash used in investing activities for the year ended December 31, 2013 was attributable to $186.7 million of cash invested in marketable securities, net of maturities and sales, the increase in cash used for acquisitions of $10.7 million, partially offset by a $1.0 million decrease in the purchases of property and equipment over the prior year.
The increase in net cash used in investing activities for the year ended December 31, 2012 was attributable to an increase of $2.2 million in purchases of property and equipment in the current year compared to the prior year period, partially offset by lower spending on acquisitions of $1.5 million in the current year compared to 2011.
Cash Provided by/(Used in) Financing Activities
The cash provided by financing activities for the year ended December 31, 2013 was due primarily to the net proceeds of $7.6 million received from the issuance of common stock from the exercise of stock options along with the $4.8 million increase in our excess tax benefit related to our nonqualified stock option exercises.
The increase in cash provided by financing activities for the year ended December 31, 2012 was attributable primarily to $21.0 million net cash proceeds from our IPO, and the increase in our excess tax benefit related to nonqualified stock option exercises of $2.6 million. The cash used in financing activities for the year ended December 31, 2011 was attributable primarily to $10.0 million paid to repurchase common stock in 2011 and $5.3 million for the repayment of our long term debt in 2011.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$89,962	$212,400
Short-term marketable securities	148,962	—
Long-term marketable securities	36,528	—
Total cash, cash equivalents and marketable securities	$275,452	$212,400

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$348,866	$320,602
During the year ended December 31, 2013, we changed our cash management program to invest in more marketable securities in an effort to increase the returns on our cash and cash equivalents. As a result, cash used in investing activities increased compared to the prior year period due to our $186.7 million purchase of marketable securities, net of maturities and sales. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of December 31, 2013. During the year ended December 31, 2013, our total cash, cash equivalents and marketable securities increased $63.1 million.
In May 2011, and as amended in March 2012 and May 2013, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility term has been extended to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2013, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash balance, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2013. We believe these sources, along with the net proceeds from our IPO, will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business. We expect to continue to make investments in surgical sets as we launch new products, increase the sizes of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; unfavorable results from litigation; and the MDET which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2013. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,608	$733	$684	$148	$43
Purchase Obligations(1)	1,219	1,169	50	—	—
Business Acquisition Liabilities(2)	3,200	1,200	2,000	—	—
Total	$6,027	$3,102	$2,734	$148	$43
______________

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.

(2)
In connection with acquisitions completed in 2013, 2012 and 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and territory sales milestones. The aggregate undiscounted amounts potentially payable not included in the table above total $23.9 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Seasonality and Backlog
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and winter holiday periods during which we have experienced fewer spine surgeries taking place. Our sales generally consist of products that are in stock in our warehouse facilities or maintained at hospitals or with our sales representatives. Accordingly, we do not have a backlog of sales orders.
Related-Party Transactions
For a description of our related-party transactions, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Related-Party Transactions” and “Item 13. Certain Relationships and Related Transactions, and Director Independence; Related Person Transactions.”
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued disclosure guidance to improve the transparency of items reclassified out of accumulated other comprehensive income to net income. The guidance requires an entity to present, in a single location, information about the amounts reclassified out of accumulated other comprehensive income, by component, including the income statement line items affected by the reclassification. Adoption of this guidance did not have a material impact on our financial position or results of operations.
In March 2013, the FASB issued an update to clarify existing guidance for the release of cumulative translation adjustments into net income when a parent sells all or a part of its investment in a foreign entity or achieves a business combination of a foreign entity in stages. This guidance will be applied prospectively and is effective for us beginning January 1, 2014. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
In July 2013, the FASB issued guidance to require standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance will be applied prospectively and is effective for us beginning January 1, 2014. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets. We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable debt securities. We also believe that there has been no material quantitative changes in our market risk exposure between December 31, 2012 and December 31, 2013.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities portfolio. At December 31, 2013, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.
In general, our investments in cash equivalents and marketable debt securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on our investments while maintaining adequate liquidity. During 2013, we changed our cash management program to invest in more marketable securities in an effort to increase returns on our cash and cash equivalents. To achieve our investment objectives, we maintain a portfolio of various holdings, types and maturities and invest in securities that meet or exceed our investment policy standards, such as high credit quality debt securities.
We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2013, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.

Foreign Exchange Risk
We operate in countries other than the United States and, therefore, we are exposed to foreign currency risks. We bill most direct sales outside of the United States in local currencies. We expect that the percentage of our sales denominated in foreign currencies will increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We believe that the risk of a significant impact on our operating income from foreign currency fluctuations is minimal. We believe that a 10% change in foreign currency exchange rates would not have a material impact on our financial condition, results of operations or cash flows. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

Item 8. Financial Statements and Supplementary Data
GLOBUS MEDICAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globus Medical, Inc.:
We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II in Item 15 (a) (2). We also have audited Globus Medical, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globus Medical, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globus Medical, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Globus Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 14, 2014

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$89,962	$212,400
Short-term marketable securities	148,962	—
Accounts receivable, net of allowances of $1,581 and $961, respectively	62,414	53,496
Inventories	70,350	62,310
Prepaid expenses and other current assets	5,080	3,020
Income taxes receivable	2,723	5,105
Deferred income taxes	37,317	23,779
Total current assets	416,808	360,110
Property and equipment, net	64,150	61,089
Long-term marketable securities	36,528	—
Intangible assets, net	29,537	9,585
Goodwill	18,372	15,372
Other assets	909	977
Total assets	$566,304	$447,133

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,073	$9,991
Accounts payable to related-party	2,656	2,556
Accrued expenses	51,125	25,003
Income taxes payable	2,358	523
Business acquisition liabilities, current	1,730	1,435
Total current liabilities	67,942	39,508
Business acquisition liabilities, net of current portion	15,528	9,909
Deferred income taxes	6,385	7,714
Other liabilities	4,089	3,500
Total liabilities	93,944	60,631
Commitments and contingencies (Note 14)
Equity:
Common stock; $0.001 par value. Authorized 785,000 shares; issued and outstanding 93,443 and 91,270 shares at December 31, 2013 and 2012, respectively	93	91
Additional paid-in capital	153,987	136,501
Accumulated other comprehensive loss	(1,009)	(767)
Retained earnings	319,289	250,677
Total equity	472,360	386,502
Total liabilities and equity	$566,304	$447,133
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	December 31, 2013	December 31, 2012	December 31, 2011
Sales	$434,459	$385,994	$331,478
Cost of goods sold	100,343	75,199	68,796
Gross profit	334,116	310,795	262,682

Operating expenses:
Research and development	26,870	27,926	23,464
Selling, general and administrative	182,518	168,862	140,386
Provision for litigation loss/(income)	23,055	(786)	1,470
Total operating expenses	232,443	196,002	165,320

Operating income	101,673	114,793	97,362
Other income/(expense), net	328	(140)	(413)
Income before income taxes	102,001	114,653	96,949
Income tax provision	33,389	40,822	36,165

Net income	$68,612	$73,831	$60,784

Earnings per share:
Basic	$0.74	$0.82	$0.69
Diluted	$0.73	$0.80	$0.67
Weighted average shares outstanding:
Basic	92,647	89,608	88,112
Dilutive stock options	1,545	2,600	2,308
Diluted	94,192	92,208	90,420

Anti-dilutive stock equivalents excluded from weighted average calculation	1,975	2,383	2,054
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$68,612	$73,831	$60,784
Other comprehensive income/(loss):
Unrealized gain on marketable securities, net of tax	32	—	—
Foreign currency translation gain/(loss)	(274)	435	(484)
Total other comprehensive income/(loss)	(242)	435	(484)
Comprehensive income	$68,370	$74,266	$60,300
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
(In thousands)	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2010	50,691	$51	73,613	$74	$102,709	$(718)	$126,079	$228,195
Stock-based compensation	—	—	—	—	3,286	—	—	3,286
Exercise of deemed stock options	—	—	—	—	144	—	—	144
Exercise of stock options	—	—	149	—	742	—	—	742
Tax benefit related to nonqualified stock options exercised	—	—	—	—	(170)	—	—	(170)
Purchase of common stock	—	—	(1,233)	(1)	(3)	—	(10,017)	(10,021)
Comprehensive income	—	—	—	—	—	(484)	60,784	60,300
Balance at December 31, 2011	50,691	51	72,529	73	106,708	(1,202)	176,846	282,476
Stock-based compensation	—	—	—	—	4,635	—	—	4,635
Exercise of stock options	—	—	1,061	1	1,503	—	—	1,504
Tax benefit related to nonqualified stock options exercised	—	—	—	—	2,661	—	—	2,661
Conversion of preferred stock in conjunction with IPO	(50,691)	(51)	15,597	15	36	—	—	—
Issuance of common stock from IPO, net of expenses	—	—	2,083	2	20,958	—	—	20,960
Comprehensive income	—	—	—	—	—	435	73,831	74,266
Balance at December 31, 2012	—	—	91,270	91	136,501	(767)	250,677	386,502
Stock-based compensation	—	—	—	—	5,177	—	—	5,177
Exercise of stock options	—	—	2,173	2	7,553	—	—	7,555
Tax benefit related to nonqualified stock options exercised	—	—	—	—	4,756	—	—	4,756
Comprehensive income	—	—	—	—	—	(242)	68,612	68,370
Balance at December 31, 2013	—	$—	93,443	$93	$153,987	$(1,009)	$319,289	$472,360
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$68,612	$73,831	$60,784
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,397	18,108	16,949
Provision for excess and obsolete inventories	8,212	6,119	10,487
Stock-based compensation	5,177	4,635	3,286
Allowance for doubtful accounts	693	363	105
Change in deferred income taxes	(14,858)	(6,079)	2,057
(Increase) decrease in:
Accounts receivable	(9,612)	(6,886)	(4,672)
Inventories	(16,678)	(20,541)	(15,280)
Prepaid expenses and other assets	(597)	(117)	460
Increase (decrease) in:
Accounts payable	1,840	3,048	(1,355)
Accounts payable to related party	100	1,378	(696)
Accrued expenses and other liabilities	26,963	4,208	1,575
Income taxes payable/receivable	4,222	(1,548)	2,710
Net cash provided by operating activities	93,471	76,519	76,410

Cash flows from investing activities:
Purchases of marketable securities	(240,892)	—	—
Maturities of marketable securities	40,560	—	—
Sales of marketable securities	13,637	—	—
Purchases of property and equipment	(23,680)	(24,684)	(22,487)
Acquisition of businesses	(16,775)	(6,031)	(7,500)
Net cash used in investing activities	(227,150)	(30,715)	(29,987)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(5,253)
Payment of business acquisition liabilities	(1,300)	(1,100)	(400)
Net proceeds from initial public offering	—	20,960	—
Net proceeds from issuance of common stock	7,555	1,504	886
Purchase of common stock	—	—	(10,021)
Excess tax benefit related to nonqualified stock options	4,756	2,661	54
Net cash provided by/(used in) financing activities	11,011	24,025	(14,734)

Effect of foreign exchange rate on cash	230	(97)	(722)

Net increase/(decrease) in cash and cash equivalents	(122,438)	69,732	30,967
Cash and cash equivalents, beginning of period	212,400	142,668	111,701
Cash and cash equivalents, end of period	$89,962	$212,400	$142,668

Supplemental disclosures of cash flow information:
Interest paid	96	63	167
Income taxes paid	$38,719	$44,875	$35,721
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc. and its subsidiaries is a medical device company focused exclusively on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 120 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Globus and its wholly owned subsidiaries. Our consolidation policy requires the consolidation of entities where a controlling financial interest is held, as well as the consolidation of VIEs in which we are the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.
(e) Foreign Currency Translation
The functional currency of our foreign subsidiaries is their local currency. Assets and liabilities of the foreign subsidiaries are translated at the period end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income. Gains and losses arising from intercompany foreign transactions are included in other income/(expense) on the consolidated statement of operations. We recognized foreign exchange transaction losses in other income/(expense) of $0.8 million, $0.2 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
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
There was no customer that accounted for 10% or more of sales for the years ended December 31, 2013, 2012, and 2011, respectively.
(i) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of December 31, 2013. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
(j) Inventories
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
(k) Property and Equipment
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
(l) Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. For the year ended December 31, 2013, we performed a qualitative test for impairment as permitted under Financial Accounting Standards Board (“FASB”) authoritative guidance. During the years ended December 31, 2013, 2012 and 2011, we did not record any impairment charges related to goodwill.
Intangible assets consist of purchased in-process research and development (“IPR&D”), patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
We completed our annual qualitative indefinite lived intangible asset impairment review in the fourth quarter of 2013 and determined that our intangible assets were not impaired.
(m) Impairment of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. We reviewed our long-lived assets over the course of 2013 and recorded an immaterial impairment charge as a component of cost of goods sold.
(n) Revenue Recognition
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
(o) Research and Development
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
(p) Stock-Based Compensation
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(q) Income Taxes
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
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We will establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold that a tax position is more likely than not to be sustained upon examination by the taxing authority. In the normal course of business, we and our subsidiaries are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes. We periodically assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.
(r) Derivatives
We minimize risk from interest rate fluctuations through the normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or speculative purposes. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. All derivatives are recorded in the consolidated balance sheet as assets or liabilities and measured at fair value. In 2011, we had an interest rate swap that did not qualify for hedge accounting and therefore the changes to the fair value of the derivative were recognized immediately in our consolidated statements of operations as a component of other income/(expense), net. The mortgage was paid in full and the interest rate swap expired in May 2011. There were no derivative financial instruments held as of December 31, 2013, 2012 and 2011.
(s) Fair Value of Financial Instruments
As of December 31, 2013, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on their short-term nature. We classify our financial assets and liabilities that are measured at fair value into one of the three categories based upon inputs used to determine fair value. See “Note 5. Fair Value Measurements” below for more details regarding inputs and classifications.
(t) Advertising Expense
We expense advertising costs as they are incurred. Advertising expense was $0.5 million, $0.4 million and $0.4 million, for the years ended December 31, 2013, 2012, and 2011, respectively.
(u) Legal Costs
We expense legal costs related to loss contingencies as incurred.
(v) Reverse Stock Split and Initial Public Offering
On July 9, 2012, in anticipation of our initial public offering (“IPO”), our Board approved a ratio of one share for every 3.25 shares previously held. The reverse stock split became effective on July 31, 2012. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. See “Note 10. Equity” below for more details regarding the IPO.
(w) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposed a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. We account for the MDET as a component of our cost of goods sold. For the year ended December 31, 2013, we recognized expenses of $7.2 million.
(x) Recently Issued Accounting Pronouncements
In February 2013, the FASB issued disclosure guidance to improve the transparency of items reclassified out of accumulated other comprehensive income to net income. The guidance requires an entity to present, in a single location, information about the amounts reclassified out of accumulated other comprehensive income, by component, including the income statement line items affected by the reclassification. Adoption of this guidance did not have a material impact on our financial position or results of operations.
In March 2013, the FASB issued an update to clarify existing guidance for the release of cumulative translation adjustments into net income when a parent sells all or a part of its investment in a foreign entity or achieves a business combination of a foreign entity in stages. This guidance will be applied prospectively and is effective for us beginning January 1, 2014. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
In July 2013, the FASB issued guidance to require standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance will be applied prospectively and is effective for us beginning January 1, 2014. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. ACQUISITIONS
On December 23, 2013, we entered into an asset purchase agreement with a small robotics development company, pursuant to which we acquired substantially all of its assets for $16.8 million. In addition to the initial purchase price, we may be obligated to make a milestone payment and revenue sharing payments based upon a percentage of net sales of certain products based on the intellectual property we acquired in the transaction. The acquired company was privately held and is focused on developing a next generation surgical robotic positioning platform for spine, brain and therapeutic markets. The technology is intended to enable surgeons to perform minimally invasive and percutaneous surgical procedures with greater accuracy, safety and reproducibility than is currently available. We accounted for this purchase as a business combination, and as a result, recorded goodwill of $3.0 million. The table below represents the valuation of the assets acquired and liabilities assumed as part of this 2013 purchase:

(In thousands)
Identifiable intangible assets:
In-process research & development	$20,460
Non-compete agreements	20
Contingent consideration	(6,704)	(1)
Total identifiable net assets	13,776
Goodwill	2,999
Net assets acquired	$16,775

(1)
The contingent consideration relates to the achievement of certain regulatory milestones and royalties. As of December 31, 2013, the aggregate, undiscounted amount of contingent consideration that the Company could pay related to the acquisitions ranges from zero to $14.3 million (see “Note 5. Fair Value Measurements” below).

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 10, 2011, we entered into an asset purchase agreement with a development-stage spinal company that was accounted for as a business combination. The acquired company was privately held and focused on developing motion preservation spinal implants. It developed ACADIA®, an anatomic facet reconstruction device designed to provide a motion preservation alternative to fusion for patients with lumbar spinal stenosis and facet degeneration. ACADIA® is currently involved in a U.S. Food and Drug Administration (“FDA”) approved investigational device exemption clinical study in the United States. In addition to an initial payment, we may be obligated to make an additional milestone payment within 30 days of approval by the FDA of pre-market approval clearance concerning the ACADIA® product.
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
The table below illustrates the assets acquired and liabilities assumed for the $7.5 million in aggregate that was paid for the acquisitions upon closing during 2011:

(In thousands)
Inventory	$1,443
Identifiable intangible assets:
In-process research & development	4,100
Customer relationships	3,291
Non-compete agreements	112
Current liabilities	(1,728)	(2)
Contingent consideration	(5,007)	(3)
Other noncurrent liabilities	(4,519)	(4)
Total identifiable net assets	(2,308)
Goodwill	9,808
Net assets acquired	$7,500

(2)
Includes $1.2 million of purchase price consideration due in the 12 months after the acquisition date. The remaining $0.5 million is assumed liabilities. As of December 31, 2011, $1.2 million of cash payments due in 2012 are included in business acquisition liabilities, current on the accompanying consolidated balance sheet.

(3)
The contingent consideration relates to the achievement of certain regulatory and territory sales milestones. As of December 31, 2011, the aggregate, undiscounted amount of contingent consideration that the Company could pay related to the acquisitions ranges from zero to $7.2 million (see “Note 5. Fair Value Measurements” below).

(4)
Includes $4.1 million of purchase price consideration not paid as of the acquisition date. As of December 31, 2011, unpaid purchase price installments, net of discount, of $3.7 million are included in business acquisition liabilities, net of current portion. Cash payments of $1.2 million per year are due in 2013, 2014, and 2015 and payments of $0.8 million are due in 2016. Also includes $0.5 million for the value of a put agreement executed in connection with the September 13, 2011 acquisition, which, under the terms of the put agreement, was canceled upon the completion of our IPO during 2012 (see “Note 10. Equity” below).

These acquisitions, which expand our product pipeline and retain key existing customer relationships, did not have a material effect on our consolidated net sales or operating income for the years ended December 31, 2013, 2012 or 2011. The assets acquired and liabilities assumed as a result of the acquisitions were included in our consolidated balance sheet as of the acquisition dates. The purchase price for each of

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the acquisitions was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill from our acquisitions is expected to be deductible for tax purposes.
The fair value of the IPR&D was determined using a relief from royalty approach, including a pre-tax royalty rate ranging between 4% and 9% and a discount rate ranging between 13.5% and 19%. IPR&D will become an amortizable asset upon completion of the projects, both of which are currently expected to be in 2016. The estimated costs to complete the IPR&D projects are approximately $23.8 million as of December 31, 2013.
The following table provides a reconciliation of the beginning and ending balances of contingent payments associated with acquisitions during the years ended December 31, 2013 and December 31, 2012:

(In thousands)
Balance at December 31, 2011	$4,928
Purchase price contingent consideration	2,311
Changes in fair value of contingent consideration classified in operating expenses	119
Balance at December 31, 2012	7,358
Purchase price contingent consideration	6,704
Contingent payments	(5)
Changes in fair value of contingent consideration classified in operating expenses	120
Balance at December 31, 2013	$14,177
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2013 is presented below:

(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Customer relationships & other intangibles	9.5	3,623	(864)	2,759
Patents	17	2,420	(202)	2,218
Total intangible assets		$30,603	$(1,066)	$29,537

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of intangible assets as of December 31, 2012 is presented below:

(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$4,100	$—	$4,100
Customer relationships & other intangibles	9.7	3,603	(479)	3,124
Patents	17	2,420	(59)	2,361
Total intangible assets		$10,123	$(538)	$9,585
Amortization expense was as follows:

(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Intangible asset amortization expense	$528	$468	$70
Expected future intangible asset amortization as of December 31, 2013 is as follows:

(In thousands)	Annual Amortization
Year ending December 31:
2014	$531
2015	531
2016	528
2017	499
2018	476
Thereafter	2,412
Total	4,977

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of December 31, 2013 is as follows:

(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$77,342	$17	$(15)	$77,344
Corporate debt securities	Less than 1	35,525	15	(11)	35,529
Commercial paper	Less than 1	36,083	6	—	36,089
Total short-term marketable securities		$148,950	$38	$(26)	$148,962

Long-term:
Municipal bonds	1-2	$12,304	$13	$(1)	$12,316
Corporate debt securities	1-2	17,533	27	—	17,560
Asset backed securities	1-2	6,651	2	(1)	6,652
Total long-term marketable securities		$36,488	$42	$(2)	$36,528
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Cash equivalents	$20,363	$19,098	1,265	—
Municipal bonds	89,660	—	89,660	—
Corporate debt securities	53,089	—	53,089	—
Commercial paper	36,089	—	36,089	—
Asset-backed securities	6,652	—	6,652	—
Contingent consideration	14,177	—	—	14,177

	Balance at
(In thousands)	December 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$96,585	$96,585	—	—
Contingent consideration	7,358	—	—	7,358
Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant, such as the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, of achieving sales milestones and the period in which these milestones are expected to be achieved, as well as discount rates, which range from 3.1% to 13.5%. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within research and development and selling, general and administrative expenses in the consolidated statements of income.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INVENTORIES

(In thousands)	December 31, 2013	December 31, 2012
Raw materials	$1,369	$2,024
Work in process	2,820	2,410
Finished goods	66,161	57,876
Total	$70,350	$62,310
NOTE 7. PROPERTY AND EQUIPMENT

(In thousands)	Useful Life	December 31, 2013	December 31, 2012
Land	—	$3,769	$3,769
Buildings and improvements	30	9,541	8,770
Equipment	5-7	14,588	13,320
Instruments	3	107,867	95,739
Modules and cases	3	22,325	19,045
Other property and equipment	3-5	5,970	6,104
		164,060	146,747
Less: accumulated depreciation		(99,910)	(85,658)
Total		$64,150	$61,089
Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.
Depreciation expense related to property and equipment was as follows:

(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Depreciation	$18,869	$17,640	$16,879
NOTE 8. ACCRUED EXPENSES

(In thousands)	December 31, 2013	December 31, 2012
Compensation and other employee-related costs	$17,428	$16,733
Legal and other settlements and expenses	23,765	1,924
Accrued non-income taxes	2,938	473
Other	6,994	5,873
Total accrued expenses	$51,125	$25,003
The increase in legal and other settlements and expenses is primarily due to the accruals related to the two unfavorable verdicts (Synthes, Bianco) recognized during the year end December 31, 2013 (see “Note 14. Commitments and Contingencies” below for more information).

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT
(a) Mortgage Loan
In 2007, we entered into a four-year mortgage loan payable with a bank associated with our corporate headquarters in Audubon, Pennsylvania. We made monthly principal payments plus interest at a rate of LIBOR plus 1.5%. The mortgage was paid in full with a final balloon payment of $5.1 million in May 2011.
(b) Line of Credit
In May 2011, and as amended in March 2012 and May 2013, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility expires in May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2013, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
December 31, 2013	66,065,197	27,377,556	93,442,753
December 31, 2012	63,892,508	27,377,556	91,270,064
In 2011, we repurchased 1,233,397 shares of our outstanding common stock from existing stockholders. There were no repurchases during the years ended December 31, 2013 and 2012.
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
Series E Preferred Stock
Prior to our reverse stock split that became effective July 31, 2012, we had 50,691,245 shares of Series E preferred stock outstanding. As a result of the reverse split and conversion accompanying the IPO,

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Series E preferred stock converted into 15,597,300 shares of common stock. For further details regarding the Series E preferred stock prior to the IPO, please refer to our prospectus filed on August 3, 2012.
NOTE 11. STOCK-BASED COMPENSATION
No additional shares will be issued under our Amended and Restated 2003 Stock Plan and our 2008 Stock Plan, leaving the 2012 Equity Incentive Plan (the "2012 Plan") as the only remaining active stock plan.  The purpose of these stock plans was, and the 2012 Plan is, to provide incentive to employees, directors, and consultants of Globus.  The Plans are administered by the Board or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. Under the 2012 Plan, the aggregate number of shares of Class A Common that may be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Plan as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2012 Plan is limited to 10,769,230 shares. The shares of Class A Common covered by the 2012 Plan are authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.
As of December 31, 2013, pursuant to the 2012 Plan, there were 6,246,075 shares of Class A Common stock reserved and 4,453,236 shares of Class A Common stock available for future grants.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Weighted average grant date per share fair value	$6.34	$5.90	$5.14
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31, 2013			December 31, 2012			December 31, 2011
Risk-free interest rate	0.98%	-	1.74%	0.90%	-	1.10%	1.46%	-	2.65%
Expected term (years)	6.1	-	6.4	6			6
Expected volatility	41.0%	-	44.0%	44.0%	-	47.0%	46.5%	-	47.0%
Expected dividend yield	—%			—%			—%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity during the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2010	5,844	$4.19
Granted	1,185	10.86
Exercised	(149)	4.13
Forfeited	(426)	8.65
Outstanding at December 31, 2011	6,454	5.14
Granted	1,228	13.10
Exercised	(1,061)	1.42
Forfeited	(368)	9.55
Outstanding at December 31, 2012	6,253	6.99
Granted	1,222	14.78
Exercised	(2,173)	3.48
Forfeited	(416)	12.23
Outstanding at December 31, 2013	4,886	$10.04	6.9	$49,528
Exercisable at December 31, 2013	2,821	$7.33	5.4	$36,250
We use the Black Scholes pricing model to determine the fair value of our stock options (see “Note 1. Background and Summary of Significant Accounting Policies, (p) Stock-Based Compensation” above). Subsequent to the February 2012 and March 2012 stock option grants, we reassessed the fair value of our stock options on those dates of grant by updating the assumptions and facts considered in an October 2011 valuation report upon which we relied to take into account our actual results, market conditions, comparable company results, and the timing of our anticipated IPO. On July 2, 2012, we determined that the fair value as of the February 2, 2012 grant was $12.06 and that the fair value as of the March 28, 2012 grant was $14.10, rather than $10.34 as originally determined. The impact on net income for the three months ended March 31, 2012 and June 30, 2012 was not material.
Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Compensation expense related to stock options	$5,177	$4,635	$3,286
Intrinsic value of stock options exercised	25,034	12,507	969
As of December 31, 2013, there was $10.1 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
At various dates since our formation, we sold shares of Class A Common and Class B Common to certain employees and non-employees through the receipt of promissory notes. For accounting purposes, these promissory notes are considered the issuance of an option as opposed to the sale of stock, since we did

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not contemporaneously document the borrower’s ability to repay the promissory notes. As a result, we have recognized compensation expense for these awards through their vesting period.
As there were no grants for the years ended December 31, 2013, 2012, and 2011, there was no compensation expense related to these deemed options granted to employees and non-employees for those years.
For accounting purposes, the repayment of a promissory note is considered an exercise of the deemed option. Since the shares are legally issued and outstanding, they are reflected in the accompanying consolidated statements of equity. The notes were fully repaid as of December 31, 2011.
NOTE 12. INCOME TAXES
The components of income/(loss) before income taxes are as follows:

		Year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Domestic	$101,424	$114,176	$97,677
Foreign	577	477	(728)
Total	$102,001	$114,653	$96,949
The components of the provision for income taxes are as follows:

		Year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Current:
Federal	$41,741	$40,338	$28,846
State	6,118	6,419	4,889
Foreign	912	345	373
	48,771	47,102	34,108
Deferred:
Federal	(14,088)	(5,510)	2,062
State	(1,210)	(352)	(52)
Foreign	(84)	(418)	47
	(15,382)	(6,280)	2,057
Total	$33,389	$40,822	$36,165

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8%	2.9%	3.3%
Domestic production activities deduction	(3.5)%	(2.3)%	(1.5)%
Tax credits	(1.7)%	(0.1)%	(1.0)%
Nondeductible expenses and other	0.1%	0.1%	1.5%
Effective tax rate	32.7%	35.6%	37.3%
Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

(In thousands)	December 31, 2013	December 31, 2012
Deferred tax assets:
Inventory reserve	$19,635	$16,288
Accruals, reserves, and other currently not deductible	17,133	5,639
Stock-based compensation	5,152	4,913
Foreign net operating loss carryforwards	724	952
Total deferred tax assets	42,644	27,792
Valuation allowance	(327)	(533)
Total deferred tax assets, net of valuation allowance	42,317	27,259
Deferred tax liabilities:
Depreciation and amortization	(9,759)	(9,993)
Other	(1,229)	(782)
Total deferred tax liabilities	(10,988)	(10,775)
Net deferred tax assets	$31,329	$16,484
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Of the amounts presented above, $0.4 million of long-term deferred tax assets is included as a component of other assets on our consolidated balance sheet as of December 31, 2013 and 2012.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Unrecognized tax benefit at the beginning of the year	$3,500	$2,799	$3,845
Additions related to current year tax positions	$661	$673	$612
Additions related to prior year tax positions	64	46	22
Reductions related to prior year tax positions	(109)	(18)	(1,680)
Lapse of statute of limitations	(138)	—	—
Unrecognized tax benefit at the end of the year	3,978	3,500	2,799
The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$1,184	$747	$591
Interest and penalties are recorded in the statement of operations as provision for income taxes. The total interest and penalties recorded in the statement of operations was nominal for the years ended December 31, 2013, 2012 and 2011. Our uncertain tax benefits could increase in the next twelve months as we continue our current transfer pricing policies and deduct additional tax credits. We are unable to estimate a range of reasonably possible changes in our uncertain tax benefits in the next twelve months. We are currently under IRS audit for the 2011 tax year, but are unable to predict when the audit will conclude or any findings that may require settlement. The tax years that remained subject to examination by a major tax jurisdiction as of December 31, 2013 were 2009 and beyond for India and Switzerland; 2010 and beyond for the United States, Belgium, Germany, Poland and South Africa; 2011 and beyond for the United Kingdom, Denmark, Sweden, Israel and Australia.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) was signed into law. One of the provisions of the ATRA was a reinstatement and extension of the research and experimentation tax credit from January 1, 2012 through December 31, 2013. However, as of December 31, 2012 no benefit could be recognized for this tax credit due to the passage of the ATRA in 2013. As the passage of the ATRA occurred in 2013, the entire reinstated credit for the year ended December 31, 2012 of $0.9 million was recognized in 2013 in accordance with accounting guidance.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. LEASES
The Company leases certain equipment and office facilities under operating leases. As of December 31, 2013, minimum future rental payments under operating leases for each of the next five years are as follows:

(In thousands)
Year ending December 31:
2014	$733
2015	422
2016	262
2017	102
2018	46
Thereafter	43
Total	$1,608
Rent expense related to all operating leases recognized as a component of selling, general and administrative expenses was as follows:

		Year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Rent expense	$424	$419	$317
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
N-Spine, Synthes and Depuy Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office (“USPTO”) in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we appealed the examiner’s decision. In January 2014, the USPTO ruled on the appeal finding certain claims rejected in view of the prior art and affirming certain other claims. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In a related matter, on January 8, 2014, Depuy Synthes Products, LLC (“Depuy Synthes”) filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Depuy Synthes alleges that we infringe one or more claims of the asserted patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. Depuy Synthes seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter is in its very early stages, and the probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION®, INDEPENDENCE® and INTERCONTINENTAL® products. As a result of the acquisition of Synthes, Inc. by Johnson & Johnson, a motion was filed to change the plaintiff in this matter to DePuy Synthes in February 2013. On June 14, 2013, the jury in this case returned a verdict, finding that prior versions of the three products we previously sold did infringe on DePuy Synthes’ patents and awarding monetary damages in the amount of $16.0 million. The jury also upheld the validity of DePuy Synthes’ patents. There was no finding of willful infringement by Globus.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. As this lawsuit involved only three products that are no longer part of our product portfolio, this verdict is not expected to impair our ability to sell any of our future products.
We believe the facts and the law do not support the jury’s findings of infringement and patent validity and are seeking to overturn the verdict in post-trial motions with the District Court and, if necessary, we will continue to do so through the appeals process.
For the year ended December 31, 2013, we accrued $19.5 million in damages and other litigation-related costs related to this case, of which $1.3 million was included in provision for litigation loss (cost of goods sold, due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation loss (operating expense).
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
NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS™ 3V retractor for use in certain lateral fusion procedures. NuVasive seeks injunctive relief and an unspecified amount in damages. The litigation is currently in the dispositive motions phase. We intend to defend our rights vigorously. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the USPTO, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of the patents

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asserted by NuVasive, and we are in the process of appealing the examiner’s decision. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with its contracts with those employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. Trial is currently scheduled for May 2014. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER® product. On November 15, 2012, the court denied Bianco’s motion for preliminary injunction. On October 1, 2013, Bianco amended his complaint to include that his trade secrets and confidential information were also used improperly in developing our RISE® and CALIBER-L®products.
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We have accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Judgment has not yet been entered in this case. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury and will be decided by the court. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. Bianco’s claim for permanent injunctive relief will be decided at a date yet to be determined. Bianco’s claim for future damages, if any are permitted, will be determined by the court in a separate proceeding after judgment is entered.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. We believe the facts and the law do not support the jury’s findings of misappropriation of trade secret and will seek to overturn the verdict in post-trial motions with the District Court and, if necessary, through the appeals process.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  Altus Partners, LLC alleges that we infringe one or more claims of U.S. Patent No. 8,162,989, which issued on April 24, 2012, by making, using, offering for sale or selling our REVERE®, TRANSITION® and REVOLVE® products.  Altus Partners seeks injunctive relief and an unspecified amount in damages. This matter was stayed on March 4, 2014 pending the resolution of an inter partes review of the asserted patent which we filed on February 11, 2014 with the USPTO. While we intend to defend our rights vigorously, the probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
NOTE 15. RETIREMENT BENEFIT PLANS
We sponsor a 401(k) Plan covering all eligible U.S. employees. Under the 401(k) Plan, we make nondiscretionary matching contributions at the rate of 100% of employee’s contributions up to a maximum annual contribution of $6,000 per eligible employee, limited to 3% of the employee’s compensation for the period.
Additionally, we contribute to various foreign retirement benefit plans required by local law or coordinated with government sponsored plans which cover many of our international employees. The benefits offered under these plans are reflective of local customs and practices in the countries concerned.
Company contributions to these retirement plans were as follows:

	Year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
401(k) and other retirement plan contributions	$2,106	$1,055	$944
NOTE 16. RELATED-PARTY TRANSACTIONS
We have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions.
We have purchased the following amounts of products and services from the supplier:

	Year Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Purchases from related-party supplier	$20,039	$20,159	$17,685
As of December 31, 2013 and December 31, 2012, we had $2.7 million and $2.6 million of accounts payable due to the supplier.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Year Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
United States	$396,615	$355,609	$311,024
International	37,844	30,385	20,454
Total sales	$434,459	$385,994	$331,478

We classify our products into two categories: Innovative Fusion products and Disruptive Technology products. The following table represents total sales by product category:

	Year Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Innovative Fusion	$254,033	$238,723	$224,356
Disruptive Technology	180,426	147,271	107,122
Total sales	$434,459	$385,994	$331,478
NOTE 18. QUARTERLY FINANCIAL DATA (unaudited)

	(unaudited)
(In thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Sales	$105,018	$107,009	$107,187	$115,245
Gross profit	81,525	82,248	81,872	88,471
Net income	19,891	7,426	20,310	20,985
Net earnings per common share - basic	0.22	0.08	0.22	0.22
Net earnings per common share - diluted	0.21	0.08	0.22	0.22

	(unaudited)
(In thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Sales	$94,717	$95,977	$94,764	$100,536
Gross profit	76,326	77,598	75,892	80,979
Net income	17,576	19,001	16,487	20,767
Net earnings per common share - basic	0.20	0.22	0.18	0.23
Net earnings per common share - diluted	0.19	0.21	0.18	0.22

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act.
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2013.
KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in its report that is included in Item 8 of this Form 10-K.
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
Item 9B. Other Information
None.
PART III
Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.
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
The other information required by this Item 10 will be set forth in the Company's proxy statement for its 2014 annual meeting of stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Company's proxy statement for its 2014 annual meeting of stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth in the Company's proxy statement for its 2014 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Company's proxy statement for its 2014 annual meeting of stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Company's proxy statement for its 2014 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
(a) (2) Financial Statement Schedules
SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2011	$608	$105	$(111)	$602
Year ended December 31, 2012	602	363	(4)	961
Year ended December 31, 2013	$961	$693	$(73)	$1,581
Deferred tax valuation allowance:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2011	$911	$238	$—	$1,149
Year ended December 31, 2012	1,149	—	(616)	533
Year ended December 31, 2013	$533	$—	$(206)	$327

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item

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
10.1
Globus Medical, Inc. Amended and Restated 2003 Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.2
First Amendment to the Globus Medical, Inc. Amended and Restated 2003 Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.3	Globus Medical, Inc. 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.4	Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.5
Form of Grant Notice and Stock Option Agreement under 2003 Stock Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.6
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

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.16	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.17
Second Amendment to Credit Agreement, dated May 1, 2013, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on May 3, 2013, File No. 001-35621).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1	Consent of independent registered public accounting firm.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
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

GLOBUS MEDICAL, INC.

Dated:	March 14, 2014	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	March 14, 2014	/s/ RICHARD A. BARON

Richard A. Baron
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 14, 2014	/s/ STEVEN M. PAYNE

Steven M. Payne
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David C. Paul	Chief Executive Officer and Director	March 14, 2014
David C. Paul	(Principal Executive Officer)

/s/ David M. Demski	President and Chief Operating Officer	March 14, 2014
David M. Demski	and Director

/s/ Richard A. Baron	Chief Financial Officer	March 14, 2014
Richard A. Baron	(Principal Financial Officer)

/s/ Steven M. Payne	Chief Accounting Officer	March 14, 2014
Steven M. Payne	(Principal Accounting Officer)

/s/ David D. Davidar	Senior Vice President, Operations	March 14, 2014
David D. Davidar	and Director

/s/ Kurt C. Wheeler	Director	March 14, 2014
Kurt C. Wheeler

/s/ Robert W. Liptak	Director	March 14, 2014
Robert W. Liptak

/s/ Daniel T. Lemaitre	Director	March 14, 2014
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	March 14, 2014
Ann D. Rhoads

EXHIBIT INDEX

Exhibit No.	Item

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
10.1
Globus Medical, Inc. Amended and Restated 2003 Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.2
First Amendment to the Globus Medical, Inc. Amended and Restated 2003 Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.3	Globus Medical, Inc. 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.4	Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.5
Form of Grant Notice and Stock Option Agreement under 2003 Stock Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.6
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

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.16	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.17
Second Amendment to Credit Agreement, dated May 1, 2013, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on May 3, 2013, File No. 001-35621).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1	Consent of independent registered public accounting firm.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.