Form 10-Q
period 2014-03-31
GLOBUS MEDICAL INC
filed 2014-04-30
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of April 14, 2014 was 94,067,569 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,602	$89,962
Short-term marketable securities	176,204	148,962
Accounts receivable, net of allowances of $1,504 and $1,581, respectively	63,224	62,414
Inventories	72,507	70,350
Prepaid expenses and other current assets	4,744	5,080
Income taxes receivable	1,142	2,723
Deferred income taxes	38,478	37,317
Total current assets	460,901	416,808
Property and equipment, net of accumulated depreciation of $104,817 and $99,910, respectively	65,643	64,150
Long-term marketable securities	24,151	36,528
Intangible assets, net	29,404	29,537
Goodwill	18,372	18,372
Other assets	951	909
Total assets	$599,422	$566,304

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,446	$10,073
Accounts payable to related-party	3,840	2,656
Accrued expenses	49,152	51,125
Income taxes payable	8,654	2,358
Business acquisition liabilities, current	1,399	1,730
Total current liabilities	72,491	67,942
Business acquisition liabilities, net of current portion	15,621	15,528
Deferred income taxes	5,130	6,385
Other liabilities	4,115	4,089
Total liabilities	97,357	93,944
Commitments and contingencies (Note 12)
Equity:
Common stock; $0.001 par value. Authorized 785,000 shares; issued and outstanding 94,065 and 93,443 shares at March 31, 2014 and December 31, 2013, respectively	94	93
Additional paid-in capital	162,554	153,987
Accumulated other comprehensive loss	(1,011)	(1,009)
Retained earnings	340,428	319,289
Total equity	502,065	472,360
Total liabilities and equity	$599,422	$566,304

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2014	March 31, 2013
Sales	$114,210	$105,018
Cost of goods sold	25,312	23,493
Gross profit	88,898	81,525

Operating expenses:
Research and development	7,443	6,847
Selling, general and administrative	46,678	45,397
Provision for litigation, net	2,535	50
Total operating expenses	56,656	52,294

Operating income	32,242	29,231
Other income, net	245	279
Income before income taxes	32,487	29,510
Income tax provision	11,348	9,619

Net income	$21,139	$19,891

Earnings per share:
Basic	$0.23	$0.22
Diluted	$0.22	$0.21
Weighted average shares outstanding:
Basic	93,715	91,805
Dilutive stock options	1,457	1,768
Diluted	95,172	93,573

Anti-dilutive stock equivalents excluded from weighted average calculation	1,235	3,184

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Net income	$21,139	$19,891
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	1	(18)
Foreign currency translation loss	(3)	(563)
Total other comprehensive loss	(2)	(581)
Comprehensive income	$21,137	$19,310

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$21,139	$19,891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,297	4,610
Provision for excess and obsolete inventories	1,813	2,000
Stock-based compensation	1,927	1,312
Allowance for doubtful accounts	89	54
Change in deferred income taxes	(2,415)	(1,900)
(Increase)/decrease in:
Accounts receivable	(812)	(6,197)
Inventories	(3,993)	(7,009)
Prepaid expenses and other assets	239	(850)
Increase/(decrease) in:
Accounts payable	(1,096)	(320)
Accounts payable to related-party	1,184	1,322
Accrued expenses and other liabilities	(2,015)	(5,490)
Income taxes payable/receivable	7,875	10,853
Net cash provided by operating activities	29,232	18,276

Cash flows from investing activities:
Purchases of marketable securities	(75,343)	(93,187)
Maturities of marketable securities	46,250	—
Sales of marketable securities	14,280	—
Purchases of property and equipment	(6,164)	(6,772)
Net cash used in investing activities	(20,977)	(99,959)

Cash flows from financing activities:
Payment of business acquisition liabilities	(200)	(400)
Proceeds from issuance of common stock	3,855	885
Excess tax benefit related to nonqualified stock options	2,786	303
Net cash provided by financing activities	6,441	788

Effect of foreign exchange rate on cash	(56)	38

Net increase/(decrease) in cash and cash equivalents	14,640	(80,857)
Cash and cash equivalents, beginning of period	89,962	212,400
Cash and cash equivalents, end of period	$104,602	$131,543

Supplemental disclosures of cash flow information:
Interest paid	13	17
Income taxes paid	$3,168	$418

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused exclusively on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. Since our inception in 2003, we have launched over 120 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
(b) Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Globus and its wholly-owned subsidiaries. Our consolidation policy requires the consolidation of entities where a controlling financial interest is held. All intercompany balances and transactions are eliminated in consolidation.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(e) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of March 31, 2014. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2. ACQUISITIONS
On December 23, 2013, we entered into an asset purchase agreement with a small robotics development company, pursuant to which we acquired substantially all of its assets for $16.8 million. In addition to the initial purchase price, we may be obligated to make a milestone payment and revenue sharing payments based upon a percentage of net sales of certain products based on the intellectual property we acquired in the transaction. The acquired company was privately held and is focused on developing a next generation surgical robotic positioning platform for spine, brain and other therapeutic markets. The technology is intended to enable surgeons to perform minimally invasive and percutaneous surgical procedures with greater accuracy, safety and reproducibility than is currently available. We accounted for this purchase as a business combination, and as a result, recorded goodwill of $3.0 million.
This acquisition, which expanded our product pipeline, did not have a material effect on our consolidated net sales or operating income for the year ended December 31, 2013 or for the three months ended March 31, 2014. The assets acquired and liabilities assumed as a result of the acquisition were included in our consolidated balance sheet as of the acquisition date. The purchase price for this acquisition was allocated to the identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2014 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Customer relationships & other intangibles	9.5	3,623	(962)	2,661
Patents	17	2,420	(237)	2,183
Total intangible assets		$30,603	$(1,199)	$29,404

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of intangible assets as of December 31, 2013 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Customer relationships & other intangibles	9.5	3,623	(864)	2,759
Patents	17	2,420	(202)	2,218
Total intangible assets		$30,603	$(1,066)	$29,537
NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of March 31, 2014 is as follows:

(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$79,191	$41	$(2)	$79,230
Corporate debt securities	Less than 1	66,299	28	(24)	66,303
Commercial paper	Less than 1	30,667	5	(1)	30,671
Total short-term marketable securities		$176,157	$74	$(27)	$176,204

Long-term:
Municipal bonds	1-2	$6,340	$2	$(2)	$6,340
Corporate debt securities	1-2	10,582	9	(6)	10,585
Asset backed securities	1-2	7,224	2	—	7,226
Total long-term marketable securities		$24,146	$13	$(8)	$24,151

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our short-term and long-term marketable securities as of December 31, 2013 were as follows:

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	March 31, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$30,686	$12,359	$18,327	$—
Municipal bonds	85,570	—	85,570	—
Corporate debt securities	76,888	—	76,888	—
Commercial paper	30,671	—	30,671	—
Asset-backed securities	7,226	—	7,226	—

Liabilities
Acquisition-related contingent consideration	14,092	—	—	14,092

	Balance at
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$20,363	$800	$19,563	$—
Municipal bonds	89,660	—	89,660	—
Corporate debt securities	53,089	—	53,089	—
Commercial paper	36,089	—	36,089	—
Asset-backed securities	6,652	—	6,652	—

Liabilities
Acquisition-related contingent consideration	14,177	—	—	14,177
We reclassified $18.3 million of cash equivalents reported as of December 31, 2013 from Level 1 to Level 2. The reclassification adjusted the December 31, 2013 balance to the appropriate Level categories which is consistent with the presentation as of March 31, 2014. Neither the inputs nor the valuation methods have changed during the three month period ended March 31, 2014.
Acquisition-related contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of acquisition-related contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of acquisition-related contingent consideration related to updated assumptions and estimates are recognized within research and development and selling, general and administrative expenses in the consolidated statements of income.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6. INVENTORIES

(In thousands)	March 31, 2014	December 31, 2013
Raw materials	$1,870	$1,369
Work in process	2,411	2,820
Finished goods	68,226	66,161
Total inventories	$72,507	$70,350
NOTE 7. ACCRUED EXPENSES

(In thousands)	March 31, 2014	December 31, 2013
Compensation and other employee-related costs	$11,852	$17,428
Legal and other settlements and expenses	26,509	23,765
Non-income taxes	3,427	2,938
Other	7,364	6,994
Total accrued expenses	$49,152	$51,125
NOTE 8. DEBT
Line of Credit
In May 2011, and as amended in March 2012 and May 2013, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility was extended to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2014, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
NOTE 9. EQUITY
Our amended and restated Certificate of Incorporation provides for a total of 785,000,000 authorized shares of common stock. Of the authorized number of shares of common stock, 500,000,000 shares are designated as Class A common stock (“Class A Common”), 275,000,000 shares are designated as Class B common stock (“Class B Common”) and 10,000,000 shares are designated as Class C common stock (“Class C Common”).

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
March 31, 2014	67,187,796	26,877,556	94,065,352
December 31, 2013	66,065,197	27,377,556	93,442,753
The following table summarizes changes in total equity:

Three Months Ended
(In thousands)	March 31, 2014
Total equity, beginning of period	$472,360
Net income	21,139
Stock-based compensation	1,927
Exercise of stock options	3,855
Excess tax benefit of nonqualified stock options	2,786
Other comprehensive loss	(2)
Total equity, end of period	$502,065
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2013	$32	$(1,041)	$(1,009)
Other comprehensive loss before reclassifications	(5)	(3)	(8)
Amounts reclassified from accumulated other comprehensive income, net of tax	6	—	6
Other comprehensive income/(loss), net of tax	1	(3)	(2)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2014	$33	$(1,044)	$(1,011)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2012	$—	$(767)	$(767)
Other comprehensive loss	(18)	(563)	(581)
Other comprehensive loss, net of tax	(18)	(563)	(581)
Accumulated other comprehensive loss, net of tax, at March 31, 2013	$(18)	$(1,330)	$(1,348)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10. STOCK-BASED COMPENSATION
We have three stock plans, but no additional shares will be issued under our Amended and Restated 2003 Stock Plan and our 2008 Stock Plan, leaving the 2012 Equity Incentive Plan (the "2012 Plan") as the only remaining active stock plan.  The purpose of these stock plans was, and the 2012 Plan is, to provide incentive to employees, directors, and consultants of Globus.  The Plans are administered by the Board or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
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
As of March 31, 2014, there were 6,533,666 shares of common stock available for future grants under the 2012 Plan.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted average grant date per share fair value	$10.34	$5.50
Stock option activity during the three months ended March 31, 2014 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2013	4,886	$10.04
Granted	794	24.55
Exercised	(623)	6.19
Forfeited	(72)	13.79
Outstanding at March 31, 2014	4,985	$12.78	7.4	$68,826
Exercisable at March 31, 2014	2,513	$8.26	5.8	$46,110

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Compensation expense related to stock options	$1,927	$1,312
Intrinsic value of stock options exercised	11,283	6,920
As of March 31, 2014, there was $16.4 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
NOTE 11. INCOME TAXES
In computing our income tax provision, we make certain estimates and management judgments, such as estimated annual taxable income or loss, annual effective tax rate, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. Our estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. Should facts and circumstances change during a quarter causing a material change to the estimated effective income tax rate, a cumulative adjustment is recorded.
For the three-month periods ended March 31, 2014 and 2013, our effective income tax rates were 34.9% and 32.6%, respectively. The increase in our effective rate was primarily due to the effects of the timing of the American Taxpayer Relief Act of 2012 (“ATRA”), which favorably impacted the three months ended March 31, 2013, due to the inability to recognize the effect of the reinstated credit in 2012 (the period of qualifying activity), the increase in pre-tax income and other changes to the components of the annual effective tax rate calculation. On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. However, as the passage of the ATRA occurred in 2013, $0.8 million of the reinstated credit for the year ended December 31, 2012 was recognized during the three months ended March 31, 2013 in accordance with accounting guidance. As of March 31, 2014, the research and experimentation credit has not been extended for 2014, having an estimated 0.7% impact to the effective rate for the three months ended March 31, 2014.
NOTE 12. COMMITMENTS AND CONTINGENCIES
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
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringed one or more claims of three patents by making, using, offering for sale or selling our COALITION®, INDEPENDENCE® and INTERCONTINENTAL® products. As a result of the acquisition of Synthes, Inc. by Johnson & Johnson, a motion was filed to change the plaintiff in this matter to DePuy Synthes in February 2013. On June 14, 2013, the jury in this case returned a verdict, finding that prior versions of the three products we previously sold did infringe on DePuy Synthes’ patents and awarding monetary damages in the amount of $16.0 million. The jury also upheld the validity of DePuy Synthes’ patents. There was no finding of willful infringement by Globus. This verdict does not impact our ability to conduct our business or have any material impact on our future revenues.
We believe the facts and the law do not support the jury’s findings of infringement and patent validity and are seeking to overturn the verdict through the appeals process.
As of December 31, 2013, we accrued $19.5 million in damages and other litigation-related costs related to this case, of which $1.3 million was included in provision for litigation, net (cost of goods sold, due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation, net (operating expense). During the three months ended March 31, 2014, we accrued an additional $0.5 million in interest included in provision for litigation, net related to this litigation.

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
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER® product. On November 15, 2012, the court denied Bianco’s motion for preliminary injunction. On October 1, 2013, Bianco amended his complaint to claim that his trade secrets and confidential information were also used improperly in developing our RISE® and CALIBER-L® products.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. On March 17, 2014, the court denied Bianco’s claim for permanent injunctive relief. Bianco’s claim for future damages, if any are permitted, will be determined by the court following a hearing currently scheduled in May 2014. Judgment has not yet been entered in this case.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. We believe the facts and the law do not support the jury’s findings of misappropriation of trade secret and will seek to overturn the verdict in post-trial motions with the District Court and, if necessary, we will continue to do so through the appeals process.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  Altus Partners alleged that we infringed one or more claims of U.S. Patent No. 8,162,989, which were issued on April 24, 2012, by making, using, offering for sale or selling our REVERE®, TRANSITION® and REVOLVE® products.  On April 7, 2014, we settled the litigation with Altus Partners and recognized a provision for litigation of $2.0 million.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
NOTE 13. RELATED-PARTY TRANSACTIONS
We have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions.
We have purchased the following amounts of products and services from the supplier:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Purchases from related-party supplier	$4,850	$5,132
As of March 31, 2014 and December 31, 2013, we had $3.8 million and $2.7 million, respectively, of accounts payable due to the supplier.
NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
United States	$101,705	$96,272
International	12,505	8,746
Total sales	$114,210	$105,018

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Innovative Fusion	$66,770	$61,322
Disruptive Technology	47,440	43,696
Total sales	$114,210	$105,018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part I; Cautionary Note Concerning Forward-Looking Statements,” “Part I; Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a discussion of certain of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
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
During the three months ended March 31, 2014, our international sales accounted for approximately 11% of our total sales. We sell our products outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Results of Operations
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2014	March 31, 2013	$	%
Innovative Fusion	$66,770	$61,322	$5,448	8.9%
Disruptive Technology	47,440	43,696	3,744	8.6%
Total sales	$114,210	$105,018	$9,192	8.8%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. Innovative Fusion sales increased by $5.4 million due to strong sales of legacy and new pedicle screw systems. The growth in Disruptive Technology of $3.7 million was due primarily to sales of minimally invasive, biologic, artificial disc and interventional pain management products launched during the past three years.

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2014	March 31, 2013	$	%
United States	$101,705	$96,272	$5,433	5.6%
International	12,505	8,746	3,759	43.0%
Total sales	$114,210	$105,018	$9,192	8.8%
In the United States, the increase in sales of $5.4 million was due primarily to increased sales of Disruptive Technology products and increased productivity from sales representatives.
Internationally, the increase in sales of $3.8 million was due primarily to increased sales of Innovative Fusion products including pedicle screw and interbody systems, increased market penetration in existing international territories, as well as sales from expansion into one new country and new territories in existing countries.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2014	March 31, 2013	$	%
Cost of goods sold	$25,312	$23,493	$1,819	7.7%
Percentage of sales	22.2%	22.4%
The increase in cost of goods sold was due to $1.6 million of increased sales volume and mix and an increase of $0.2 million of distribution, depreciation, and other costs.

Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2014	March 31, 2013	$	%
Research and development	$7,443	$6,847	$596	8.7%
Percentage of sales	6.5%	6.5%
The increase in research and development expenses was due primarily to an increase of $0.6 million in employee compensation and project costs, including costs for the recently acquired surgical robotic positioning system.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2014	March 31, 2013	$	%
Selling, general and administrative	$46,678	$45,397	$1,281	2.8%
Percentage of sales	40.9%	43.2%
The increase in selling, general and administrative expenses was due primarily to an increase of $0.9 million for expansion and growth of our international and domestic sales efforts, including hiring additional sales representatives and general administrative personnel, and an increase of $0.4 million in other selling, general and administrative costs.
Provision for Litigation, Net

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2014	March 31, 2013	$	%
Provision for litigation, net	$2,535	$50	$2,485	4,970.0%
Percentage of sales	2.2%	—%
The increase in the provision for litigation, net was due primarily to the $2.0 million settlement of the Altus litigation and an adjustment for interest expense relating to the DePuy Synthes litigation.
Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2014	March 31, 2013	$	%
Other income, net	$245	$279	$(34)	(12.2)%
Percentage of sales	0.2%	0.3%
The change in other income, net is primarily attributable to interest income, net of the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2014	March 31, 2013	$	%
Income tax provision	$11,348	$9,619	$1,729	18.0%
Effective income tax rate	34.9%	32.6%
The increase in our tax provision and effective rate was primarily due to the effects of the timing of the American Taxpayer Relief Act of 2012, which favorably impacted the three months ended March 31, 2013, due to the inability to recognize the effect of the reinstated credit in 2012 (the period of qualifying activity), the increase in pre-tax income for the three months ended March 31, 2014 of $3.0 million and other changes to the components of the annual effective tax rate calculation. As of March 31, 2014, the research and experimentation credit has not been extended for 2014, having an estimated $0.2 million and 0.7% impact to the tax provision and the effective rate, respectively, for the three months ended March 31, 2014.
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, Adjusted EBITDA, which represents net income before interest (income)/expense, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of acquisition-related contingent consideration, provision for litigation, net, and provision for litigation, net - cost of goods sold, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure (primarily interest expense), asset base (primarily depreciation and amortization), income taxes and interest income and expense. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(In thousands, except percentages)	March 31, 2014	March 31, 2013
Net Income	$21,139	$19,891
Interest income, net	(201)	(46)
Provision for income taxes	11,348	9,619
Depreciation and amortization	5,297	4,610
EBITDA	37,583	34,074
Stock-based compensation	1,927	1,312
Provision for litigation, net	2,535	50
Change in fair value of acquisition-related contingent consideration	10	70
Adjusted EBITDA	$42,055	$35,506
Adjusted EBITDA as a percentage of sales	36.8%	33.8%
In addition, for the quarter ended March 31, 2014 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation, net and provision for litigation, net -cost of goods sold, which is net of the tax effects of such provisions. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operative performance from period to period as it removes the effects of litigation, which we believe is not reflective of underlying business trends.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended
(Per share amounts)	March 31, 2014	March 31, 2013
Diluted earnings per share, as reported	$0.22	$0.21
Provision for litigation, net (net of taxes)	0.02	—
Non-GAAP diluted earnings per share	$0.24	$0.21
We also define Free Cash Flow as the net cash flows provided by operating activities, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall financial performance for the periods presented as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions. Below is a reconciliation of Free Cash Flow to net cash provided by operating activities as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Net cash provided by operating activities	$29,232	$18,276
Purchases of property and equipment	(6,164)	(6,772)
Free cash flow	$23,068	$11,504
Adjusted EBITDA and non-GAAP Diluted Earnings Per Share and Free Cash Flow are not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of Adjusted EBITDA, non-GAAP Diluted Earnings Per Share and Free Cash Flow may differ from that of other companies and therefore may not be comparable.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		Change
(In thousands)	March 31, 2014	March 31, 2013	$
Net cash provided by operating activities	$29,232	$18,276	$10,956
Net cash used in investing activities	(20,977)	(99,959)	78,982
Net cash provided by financing activities	6,441	788	5,653
Effect of foreign exchange rate changes on cash	(56)	38	(94)
Increase/(decrease) in cash and cash equivalents	$14,640	$(80,857)	$95,497
During the first quarter of 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, during the three-month period ended March 31, 2013, we purchased $93.2 million of marketable securities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of March 31, 2014.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily attributable to a $5.4 million decrease in the change in accounts receivable, the $3.8 million increase in net income excluding accrued expenses from the Altus and DePuy Synthes litigations, a $3.0 million decrease in the change in inventories (primarily to support new and pending product launches), partially offset by the $2.8 million increase in income tax payments over the prior year period.
Cash Used in Investing Activities
The decrease in net cash used in investing activities was primarily attributable to the difference in the amount of cash invested in marketable securities in comparative periods. During the three-month period ended March 31, 2014, we invested $14.8 million of cash invested in marketable securities, net of maturities and sales, whereas in the prior year period, we invested $93.2 million.
Cash Provided by Financing Activities
The cash provided by financing activities for the three months ended March 31, 2014 was primarily attributable to the net proceeds of $3.9 million received from the issuance of common stock from the exercise of stock options along with the $2.8 million increase in our excess tax benefit related to our nonqualified stock option exercises. Cash provided by financing activities for the three months ended March 31, 2013 was primarily attributable to net proceeds of $0.9 million received from the issuance of common stock from the exercise of stock options.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$104,602	$89,962
Short-term marketable securities	176,204	148,962
Long-term marketable securities	24,151	36,528
Total cash, cash equivalents and marketable securities	$304,957	$275,452

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$388,410	$348,866
During the three months ended March 31, 2014, our cash and cash equivalents and marketable securities increased by $29.5 million, primarily as a result of our cash provided by operating activities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of March 31, 2014.
In May 2011, and as amended in March 2012 and May 2013, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. The revolving credit facility was extended to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2014, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. The revolving credit facility is subject to an unused commitment fee of 0.10% of the unused portion. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of March 31, 2014. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity.
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
No new applicable pronouncements noted.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have evaluated the information required under this item that was disclosed in our 2013 Annual Report on Form 10-K and there have been no significant changes to this information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal proceedings, suits and claims.  These matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 12. Commitments and Contingencies” above.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operation results, please see our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Part I; Item 1A. Risk Factors.” There has been no material change to our risk factors disclosed in our Annual Report on Form 10-K.
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

GLOBUS MEDICAL, INC.

Dated:	April 30, 2014	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 30, 2014	/s/ RICHARD A. BARON

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