Form 10-Q
period 2014-06-30
GLOBUS MEDICAL INC
filed 2014-08-06
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of July 25, 2014 was 94,369,135 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,500	$89,962
Short-term marketable securities	139,765	148,962
Accounts receivable, net of allowances of $1,554 and $1,581, respectively	65,054	62,414
Inventories	76,362	70,350
Prepaid expenses and other current assets	5,412	5,080
Income taxes receivable	4,690	2,723
Deferred income taxes	39,317	37,317
Total current assets	467,100	416,808
Property and equipment, net of accumulated depreciation of $109,342 and $99,910, respectively	65,572	64,150
Long-term marketable securities	36,754	36,528
Intangible assets, net	29,271	29,537
Goodwill	18,372	18,372
Other assets	931	909
Total assets	$618,000	$566,304

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,814	$10,073
Accounts payable to related-party	4,159	2,656
Accrued expenses	51,366	51,125
Income taxes payable	212	2,358
Business acquisition liabilities, current	1,419	1,730
Total current liabilities	65,970	67,942
Business acquisition liabilities, net of current portion	15,449	15,528
Deferred income taxes	4,147	6,385
Other liabilities	4,124	4,089
Total liabilities	89,690	93,944
Commitments and contingencies (Note 12)
Equity:
Common stock; $0.001 par value. Authorized 785,000 shares; issued and outstanding 94,367 and 93,443 shares at June 30, 2014 and December 31, 2013, respectively	94	93
Additional paid-in capital	168,008	153,987
Accumulated other comprehensive loss	(867)	(1,009)
Retained earnings	361,075	319,289
Total equity	528,310	472,360
Total liabilities and equity	$618,000	$566,304

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales	$113,573	$107,009	$227,783	$212,027
Cost of goods sold	26,583	23,501	51,895	46,994
Provision for litigation - cost of goods sold	—	1,260	—	1,260
Gross profit	86,990	82,248	175,888	163,773

Operating expenses:
Research and development	7,694	7,037	15,137	13,884
Selling, general and administrative	46,425	45,750	93,103	91,147
Provision for litigation	1,318	18,269	3,853	18,319
Total operating expenses	55,437	71,056	112,093	123,350

Operating income	31,553	11,192	63,795	40,423
Other income/(expense), net	325	(221)	570	58
Income before income taxes	31,878	10,971	64,365	40,481
Income tax provision	11,231	3,545	22,579	13,164

Net income	$20,647	$7,426	$41,786	$27,317

Earnings per share:
Basic	$0.22	$0.08	$0.44	$0.30
Diluted	$0.22	$0.08	$0.44	$0.29
Weighted average shares outstanding:
Basic	94,212	92,415	93,965	92,110
Dilutive stock options	1,268	1,555	1,363	1,662
Diluted	95,480	93,970	95,328	93,772

Anti-dilutive stock equivalents excluded from weighted average calculation	1,370	1,772	1,302	2,478

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$20,647	$7,426	$41,786	$27,317
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	9	(41)	10	(59)
Foreign currency translation gain/(loss)	135	17	132	(546)
Total other comprehensive income/(loss)	144	(24)	142	(605)
Comprehensive income	$20,791	$7,402	$41,928	$26,712

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$41,786	$27,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,684	9,352
Amortization of premium on marketable securities	1,566	755
Provision for excess and obsolete inventories	3,535	3,463
Stock-based compensation	3,550	2,478
Allowance for doubtful accounts	112	89
Change in deferred income taxes	(4,231)	(5,806)
(Increase)/decrease in:
Accounts receivable	(2,491)	(4,410)
Inventories	(9,494)	(12,955)
Prepaid expenses and other assets	(384)	(2,501)
Increase/(decrease) in:
Accounts payable	(821)	243
Accounts payable to related-party	1,503	2,645
Accrued expenses and other liabilities	385	15,824
Income taxes payable/receivable	(4,118)	(9,238)
Net cash provided by operating activities	41,582	27,256

Cash flows from investing activities:
Purchases of marketable securities	(105,015)	(144,062)
Maturities of marketable securities	95,292	3,900
Sales of marketable securities	17,155	—
Purchases of property and equipment	(12,231)	(12,956)
Net cash used in investing activities	(4,799)	(153,118)

Cash flows from financing activities:
Payment of business acquisition liabilities	(600)	(700)
Proceeds from issuance of common stock	6,631	4,254
Excess tax benefit related to nonqualified stock options	3,841	2,187
Net cash provided by financing activities	9,872	5,741

Effect of foreign exchange rate on cash	(117)	35

Net increase/(decrease) in cash and cash equivalents	46,538	(120,086)
Cash and cash equivalents, beginning of period	89,962	212,400
Cash and cash equivalents, end of period	$136,500	$92,314

Supplemental disclosures of cash flow information:
Interest paid	25	30
Income taxes paid	$27,122	$25,891

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused exclusively on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. Since our inception in 2003, we have launched over 130 products and offer a product portfolio addressing a broad array of spinal pathologies.
We are headquartered in Audubon, Pennsylvania and market and sell our products through our exclusive sales force in the United States, as well as within North, Central & South America, Europe, Asia, Africa and Australia. The sales force consists of direct sales representatives and distributor sales representatives employed by exclusive independent distributors.
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
(e) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of June 30, 2014. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(h) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) released a standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the new standard on our financial position, results of operations and disclosures.
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
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2014 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Customer relationships & other intangibles	9.5	3,623	(1,059)	2,564
Patents	17	2,420	(273)	2,147
Total intangible assets		$30,603	$(1,332)	$29,271

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of intangible assets as of December 31, 2013 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Customer relationships & other intangibles	9.5	3,623	(864)	2,759
Patents	17	2,420	(202)	2,218
Total intangible assets		$30,603	$(1,066)	$29,537
NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of June 30, 2014 is as follows:

(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$51,640	$23	$(1)	$51,662
Corporate debt securities	Less than 1	61,438	34	(7)	61,465
Commercial paper	Less than 1	26,633	5	—	26,638
Total short-term marketable securities		$139,711	$62	$(8)	$139,765

Long-term:
Municipal bonds	1-2	$8,803	$6	$(1)	$8,808
Corporate debt securities	1-2	8,394	3	(2)	8,395
Asset backed securities	1-2	19,543	8	—	19,551
Total long-term marketable securities		$36,740	$17	$(3)	$36,754

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	June 30, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$54,905	$50,037	$4,868	$—
Municipal bonds	60,470	—	60,470	—
Corporate debt securities	69,860	—	69,860	—
Commercial paper	26,638	—	26,638	—
Asset-backed securities	19,551	—	19,551	—

Liabilities
Acquisition-related contingent consideration	14,298	—	—	14,298

	Balance at
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$20,363	$800	$19,563	$—
Municipal bonds	89,660	—	89,660	—
Corporate debt securities	53,089	—	53,089	—
Commercial paper	36,089	—	36,089	—
Asset-backed securities	6,652	—	6,652	—

Liabilities
Acquisition-related contingent consideration	14,177	—	—	14,177
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
NOTE 6. INVENTORIES

(In thousands)	June 30, 2014	December 31, 2013
Raw materials	$2,275	$1,369
Work in process	2,483	2,820
Finished goods	71,604	66,161
Total inventories	$76,362	$70,350

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7. ACCRUED EXPENSES

(In thousands)	June 30, 2014	December 31, 2013
Compensation and other employee-related costs	$13,888	$17,428
Legal and other settlements and expenses	25,611	23,765
Non-income taxes	4,313	2,938
Other	7,554	6,994
Total accrued expenses	$51,366	$51,125
NOTE 8. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility was extended to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2014, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
June 30, 2014	70,489,228	23,877,556	94,366,784
December 31, 2013	66,065,197	27,377,556	93,442,753

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes changes in total equity:

Six Months Ended
(In thousands)	June 30, 2014
Total equity, beginning of period	$472,360
Net income	41,786
Stock-based compensation	3,550
Exercise of stock options	6,631
Excess tax benefit of nonqualified stock options	3,841
Other comprehensive loss	142
Total equity, end of period	$528,310
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2013	$32	$(1,041)	$(1,009)
Other comprehensive income before reclassifications	4	132	136
Amounts reclassified from accumulated other comprehensive income, net of tax	6	—	6
Other comprehensive income, net of tax	10	132	142
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2014	$42	$(909)	$(867)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2012	$—	$(767)	$(767)
Other comprehensive loss	(59)	(546)	(605)
Other comprehensive loss, net of tax	(59)	(546)	(605)
Accumulated other comprehensive loss, net of tax, at June 30, 2013	$(59)	$(1,313)	$(1,372)
NOTE 10. STOCK-BASED COMPENSATION
We have three stock plans, but no additional shares will be issued under our Amended and Restated 2003 Stock Plan and our 2008 Stock Plan, leaving the 2012 Equity Incentive Plan (the "2012 Plan") as the only remaining active stock plan.  The purpose of these stock plans was, and the 2012 Plan is, to provide incentive to employees, directors, and consultants of Globus.  The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
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
As of June 30, 2014, there were 6,420,702 shares of common stock available for future grants under the 2012 Plan.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted average grant date per share fair value	$10.01	$6.69	$10.27	$5.68
Stock option activity during the six months ended June 30, 2014 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2013	4,886	$10.04
Granted	985	24.55
Exercised	(924)	7.18
Forfeited	(150)	14.61
Outstanding at June 30, 2014	4,797	$13.22	7.2	$50,891
Exercisable at June 30, 2014	2,384	$8.49	5.6	$36,798
Compensation expense related to stock options granted to employees and non-employees under our stock plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Compensation expense related to stock options	$1,623	$1,166	$3,550	$2,478
Intrinsic value of stock options exercised	4,614	10,379	15,897	17,299

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2014, there was $16.1 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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
For the six-month periods ended June 30, 2014 and 2013, our effective income tax rates were 35.1% and 32.5%, respectively. The increase in our effective rate was due primarily to the effects of litigation charges and the timing of the American Taxpayer Relief Act of 2012 (“ATRA”). On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013. However, as the passage of the ATRA occurred in 2013, the reinstated credit for the year ended December 31, 2012 was recognized during the three months ended March 31, 2013 in accordance with accounting guidance. As of June 30, 2014, the research and experimentation credit has not been extended for 2014, having an estimated 0.7% impact to the effective rate for the six months ended June 30, 2014.
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
As of December 31, 2013, we accrued $19.5 million in damages and other litigation-related costs related to this case, of which $1.3 million was included in provision for litigation - cost of goods sold (due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation (operating expense). During the six months ended June 30, 2014, we accrued an additional $0.5 million in interest included in provision for litigation related to this litigation.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NuVasive Infringement Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS 3V™ retractor for use in certain lateral fusion procedures. NuVasive seeks injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. Additionally, we sought inter partes reexaminations of the three patents asserted by NuVasive in the USPTO, which were granted in April 2012. In August 2012, the examiner withdrew the original grounds of rejection of the patents asserted by NuVasive, and we are in the process of appealing the examiner’s decision. In June 2014, the USPTO found that the claims of one of the three patents are invalid and found that the claims of the second of the three patents are affirmed as valid. The appeal of the third patent is still pending. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County, Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with its contracts with those employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. Trial is currently scheduled for October 2014. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. On March 17, 2014, the court denied Bianco’s claim for permanent injunctive relief. On July 2, 2014, the court awarded Bianco an ongoing royalty of 5% of the net sales of the

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CALIBER®, CALIBER-L®, and RISE® products, or products that are not colorably different from those products, for a fifteen year period on sales starting on January 18, 2014. The court entered final judgment on the jury verdict on July 17, 2014.
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
We have purchased the following amounts of products and services from the supplier:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Purchases from related-party supplier	$5,941	$6,377	$10,791	$11,509
As of June 30, 2014 and December 31, 2013, we had $4.2 million and $2.7 million, respectively, of accounts payable due to the supplier.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
United States	$101,631	$98,106	$203,336	$194,378
International	11,942	8,903	24,447	17,649
Total sales	$113,573	$107,009	$227,783	$212,027

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Innovative Fusion	$65,860	$62,987	$132,630	$124,309
Disruptive Technology	47,713	44,022	95,153	87,718
Total sales	$113,573	$107,009	$227,783	$212,027

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated financial statements and related notes included elsewhere in this report.
Unless otherwise noted, the figures in the following discussions are unaudited.
Overview
We are a medical device company focused exclusively on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 130 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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
During the six months ended June 30, 2014, our international sales accounted for approximately 11% of our total sales. We sell our products in 32 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Results of Operations
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Innovative Fusion	$65,860	$62,987	$2,873	4.6%
Disruptive Technology	47,713	44,022	3,691	8.4%
Total sales	$113,573	$107,009	$6,564	6.1%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. Innovative Fusion sales increased by $2.9 million due primarily to strong sales of legacy and new pedicle screw systems. The growth in Disruptive Technology of $3.7 million was due primarily to sales of minimally invasive, biologic, artificial disc and interventional pain management products launched during the past three years.

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
United States	$101,631	$98,106	$3,525	3.6%
International	11,942	8,903	3,039	34.1%
Total sales	$113,573	$107,009	$6,564	6.1%
In the United States, the increase in sales of $3.5 million was due primarily to increased sales of Disruptive Technology products.
Internationally, the increase in sales of $3.0 million was due primarily to increased sales of Innovative Fusion products including pedicle screw and interbody systems, increased market penetration in existing international territories, as well as sales from expansion into four new countries and new territories in existing countries.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Cost of goods sold	$26,583	$23,501	$3,082	13.1%
Provision for litigation - cost of goods sold	—	1,260	(1,260)	(100)%
Total cost of goods sold	$26,583	$24,761	$1,822	7.4%
Percentage of sales	23.4%	23.1%
The increase in cost of goods sold was due to $1.2 million of increased sales volume and mix and an increase of $1.7 million of depreciation, distribution, royalties and other costs, partially offset by a decrease of $1.1 million for inventory reserves and write-offs, primarily related to the prior year provision for litigation - cost of goods sold.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Research and development	$7,694	$7,037	$657	9.3%
Percentage of sales	6.8%	6.6%
The increase in research and development expenses was due primarily to an increase of $0.5 million in employee compensation and project costs, including costs for the recently acquired surgical robotic positioning system.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Selling, general and administrative	$46,425	$45,750	$675	1.5%
Percentage of sales	40.9%	42.8%
The increase in selling, general and administrative expenses was due primarily to an increase of $0.8 million for expansion and growth of our international and domestic sales efforts, including hiring additional sales representatives and general administrative personnel, partially offset by a decrease of $0.1 million in other selling, general and administrative costs.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Provision for litigation	$1,318	$18,269	$(16,951)	(92.8)%
Percentage of sales	1.2%	17.1%
The provision for litigation in the current year period was due to the Bianco verdict and other litigation matters. The provision for the prior year period due primarily to the DePuy Synthes litigation charge of $18.2 million. For additional information regarding litigation, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 12. Commitments and Contingencies” above.
Other Income/(Expense), Net

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Other income/(expense), net	$325	$(221)	$546	(247.1)%
Percentage of sales	0.3%	(0.2)%
The change in other income, net is primarily attributable to the net effect of foreign exchange rate gains on payables and receivables held in currencies other than their functional (local) currency, increases in interest and other miscellaneous income.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Income tax provision	$11,231	$3,545	$7,686	216.8%
Effective income tax rate	35.2%	32.3%
The increase in our tax provision and effective rate was due primarily to the effects of litigation charges and the effect of the research and experimentation credit not being extended as of June 30, 2014.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Innovative Fusion	$132,630	$124,309	$8,321	6.7%
Disruptive Technology	95,153	87,718	7,435	8.5%
Total sales	$227,783	$212,027	$15,756	7.4%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. Innovative Fusion sales increased by $8.3 million due to strong sales of legacy and new pedicle screw systems. The growth in Disruptive Technology of $7.4 million was due primarily to sales of minimally invasive, biologic, artificial disc and interventional pain management products launched during the past three years.

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
United States	$203,336	$194,378	$8,958	4.6%
International	24,447	17,649	6,798	38.5%
Total sales	$227,783	$212,027	$15,756	7.4%
In the United States, the increase in sales of $9.0 million was due primarily to increased sales of Disruptive Technology products launched in the last three years and increased sales of legacy and new pedicle screw systems.
Internationally, the increase in sales of $6.8 million was due primarily to increased sales of Innovative Fusion products including pedicle screw and interbody systems, increased market penetration in existing international territories, as well as sales from expansion into four new countries and new territories in existing countries.

Cost of Goods Sold

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Cost of goods sold	$51,895	$46,994	$4,901	10.4%
Provision for litigation - cost of goods sold	—	1,260	$(1,260)	(100)%
Total cost of goods sold	$51,895	$48,254	$3,641	7.5%
Percentage of sales	22.8%	22.8%
The increase in cost of goods sold was due primarily to $2.9 million of increased sales volume and mix and an increase of $1.8 million of depreciation, distribution, royalties and other costs, partially offset by a decrease of $1.1 million for inventory reserves and write-offs, primarily related to the prior year provision for litigation - cost of goods sold.
Research and Development Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Research and development	$15,137	$13,884	$1,253	9.0%
Percentage of sales	6.6%	6.5%
The increase in research and development expenses was due primarily to an increase of $1.2 million in costs for the recently acquired surgical robotic positioning system, employee compensation and project costs.
Selling, General and Administrative Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Selling, general and administrative	$93,103	$91,147	$1,956	2.1%
Percentage of sales	40.9%	43.0%
The increase in selling, general and administrative expenses was due primarily to an increase of $1.4 million for expansion and growth of our international sales efforts and an increase of $0.6 million in compensation, outside services and other costs.
Provision for Litigation

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Provision for litigation	$3,853	$18,319	$(14,466)	(79.0)%
Percentage of sales	1.7%	8.6%
The provision for litigation in the current period was due to the Bianco, Altus and other litigation matters. In the prior year period we recognized the DePuy Synthes litigation charge of $18.2 million in the six months ended June 20, 2013. For additional information regarding litigation, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 12. Commitments and Contingencies” above.

Other Income, Net

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Other income, net	$570	$58	$512	882.8%
Percentage of sales	0.3%	—%
The change in other income, net is primarily attributable to the net effect of foreign exchange rate gains on payables and receivables held in currencies other than their functional (local) currency, increases in interest income, partially offset by decreases in miscellaneous income.
Income Tax Provision

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2014	June 30, 2013	$	%
Income tax provision	$22,579	$13,164	$9,415	71.5%
Effective income tax rate	35.1%	32.5%
The increase in our tax provision and effective rate was due primarily to the effects of litigation charges and the timing of the American Taxpayer Relief Act of 2012 (“ATRA”).  On January 2, 2013, the ATRA was signed into law and reinstated the research and experimentation credit from January 1, 2012 through December 31, 2013.  However, as the passage of the ATRA occurred in 2013, the reinstated credit for the year ended December 31, 2012 was recognized during the three months ended March 31, 2013 in accordance with accounting guidance which favorably impacted the provision and effective rate, respectively, for the six months ended June 30, 2013.  As of June 30, 2014, the research and experimentation credit has not been extended for 2014, having an estimated $0.5 million and 0.7% impact to the tax provision and the effective rate, respectively, for the six months ended June 30, 2014.
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, Adjusted EBITDA, which represents net income before interest (income)/expense, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of acquisition-related contingent consideration, provision for litigation and provision for litigation - cost of goods sold, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income	$20,647	$7,426	$41,786	$27,317
Interest income, net	(195)	(144)	(396)	(190)
Provision for income taxes	11,231	3,545	22,579	13,164
Depreciation and amortization	5,387	4,742	10,684	9,352
EBITDA	37,070	15,569	74,653	49,643
Stock-based compensation	1,623	1,166	3,550	2,478
Provision for litigation	1,318	18,269	3,853	18,319
Provision for litigation - cost of goods sold	—	1,260	—	1,260
Change in fair value of acquisition-related contingent consideration	143	74	153	144
Adjusted EBITDA	$40,154	$36,338	$82,209	$71,844
Adjusted EBITDA as a percentage of sales	35.4%	34.0%	36.1%	33.9%
In addition, for the periods ended June 30, 2014 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation and provision for litigation - cost of goods sold, which are net of the tax effects of such provisions. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operative performance from period to period as it removes the effects of litigation, which we believe is not reflective of underlying business trends.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Six Months Ended
(Per share amounts)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Diluted earnings per share, as reported	$0.22	$0.08	$0.44	$0.29
Provision for litigation (net of taxes)	0.01	0.12	0.02	0.13
Provision for litigation - cost of goods sold (net of taxes)	—	0.01	—	0.01
Non-GAAP diluted earnings per share	$0.23	$0.21	$0.46	$0.43
We also define the non-GAAP measure of Free Cash Flow as the net cash provided by operating activities, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall financial performance for comparative periods as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions. Below is a reconciliation of Free Cash Flow to net cash provided by operating activities as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net cash provided by operating activities	$12,350	$8,980	$41,582	$27,256
Purchases of property and equipment	(6,067)	(6,184)	(12,231)	(12,956)
Free cash flow	$6,283	$2,796	$29,351	$14,300

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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		Change
(In thousands)	June 30, 2014	June 30, 2013	$
Net cash provided by operating activities	$41,582	$27,256	$14,326
Net cash used in investing activities	(4,799)	(153,118)	148,319
Net cash provided by financing activities	9,872	5,741	4,131
Effect of foreign exchange rate changes on cash	(117)	35	(152)
Increase/(decrease) in cash and cash equivalents	$46,538	$(120,086)	$166,624
During the three months ended March 31, 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, during the six-month period ended June 30, 2013, we purchased $144.1 million of marketable securities. Since then, we have continued to invest in additional marketable securities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of June 30, 2014.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities of $14.3 million was primarily attributable to the $4.3 million increase in net income excluding $2.5 million and $12.6 million in provision for litigation and provision for litigation - cost of goods sold (both net of taxes) during the six months ended June 30, 2014 and 2013, respectively, a $3.5 million decrease in the change in inventories, a $2.1 million decrease in the change in prepaid and other assets, and a $1.9 million decrease in the change in accounts receivable, partially offset by the $1.2 million increase in income tax payments over the prior year period.
Cash Used in Investing Activities
The decrease in net cash used in investing activities of $148.3 million was primarily attributable to the difference in the amount of cash invested in marketable securities in comparative periods. During the six month period ended June 30, 2014, we had a net inflow of cash of $7.4 million of cash from maturities and sales exceeding purchases, whereas in the prior year period, we had a net cash outflow of $140.2 million as purchases of marketable securities exceeded maturities and sales.
Cash Provided by Financing Activities
The increase in cash provided by financing activities of $4.1 million was primarily attributable to the increase in the proceeds from the exercise of stock options of $2.4 million and the increase in the related excess tax benefit $1.7 million.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$136,500	$89,962
Short-term marketable securities	139,765	148,962
Long-term marketable securities	36,754	36,528
Total cash, cash equivalents and marketable securities	$313,019	$275,452

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$401,130	$348,866
During the six months ended June 30, 2014, our cash and cash equivalents and marketable securities increased by $37.6 million, primarily as a result of our cash provided by operating activities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper and asset-backed securities, and are classified as available-for-sale as of June 30, 2014.
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility was extended to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2014, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of June 30, 2014. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB and the International Accounting Standards Board released a standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard will take effect for public companies for annual reporting periods beginning after Dec. 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the new standard on our financial position, results of operations and disclosures.
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), particularly those set forth under “Item 1A, Risk Factors” of the Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements contained in this Quarterly Report speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements as a result of new information, events or circumstances or other factors arising or coming to our attention after the date hereof.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have evaluated the information required under this item that was disclosed in our Form 10-K and there have been no significant changes to this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operation results, please see our Form 10-K under the heading “Part I; Item 1A. Risk Factors.” There has been no material change to our risk factors disclosed in our Form 10-K.
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

Exhibit No.	Item

10.1*	Third Amendment to Credit Agreement, dated May 5, 2014, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
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

GLOBUS MEDICAL, INC.

Dated:	August 6, 2014	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2014	/s/ RICHARD A. BARON

Richard A. Baron
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

10.1*	Third Amendment to Credit Agreement, dated May 5, 2014, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto shall not be deemed “filed” as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.