Form 10-Q
period 2014-09-30
GLOBUS MEDICAL INC
filed 2014-10-31
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of October 27, 2014 was 94,476,797 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,449	$89,962
Short-term marketable securities	129,302	148,962
Accounts receivable, net of allowances of $1,733 and $1,581, respectively	62,598	62,414
Inventories	77,430	70,350
Prepaid expenses and other current assets	6,183	5,080
Income taxes receivable	2,101	2,723
Deferred income taxes	37,750	37,317
Total current assets	484,813	416,808
Property and equipment, net of accumulated depreciation of $113,868 and $99,910, respectively	66,062	64,150
Long-term marketable securities	47,028	36,528
Intangible assets, net	29,139	29,537
Goodwill	18,372	18,372
Other assets	1,025	909
Total assets	$646,439	$566,304

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,703	$10,073
Accounts payable to related-party	3,945	2,656
Accrued expenses	55,606	51,125
Income taxes payable	2,062	2,358
Business acquisition liabilities, current	1,443	1,730
Total current liabilities	72,759	67,942
Business acquisition liabilities, net of current portion	15,348	15,528
Deferred income taxes	1,734	6,385
Other liabilities	2,790	4,089
Total liabilities	92,631	93,944
Commitments and contingencies (Note 12)
Equity:
Common stock; $0.001 par value. Authorized 785,000 shares; issued and outstanding 94,464 and 93,443 shares at September 30, 2014 and December 31, 2013, respectively	94	93
Additional paid-in capital	170,885	153,987
Accumulated other comprehensive loss	(1,307)	(1,009)
Retained earnings	384,136	319,289
Total equity	553,808	472,360
Total liabilities and equity	$646,439	$566,304

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Sales	$117,787	$107,187	$345,570	$319,214
Cost of goods sold	27,686	25,315	79,581	72,309
Provision for litigation - cost of goods sold	—	—	—	1,260
Gross profit	90,101	81,872	265,989	245,645

Operating expenses:
Research and development	8,146	6,568	23,283	20,452
Selling, general and administrative	46,986	45,702	140,089	136,849
Provision for litigation	46	99	3,899	18,418
Total operating expenses	55,178	52,369	167,271	175,719

Operating income	34,923	29,503	98,718	69,926
Other income/(expense), net	(124)	197	446	255
Income before income taxes	34,799	29,700	99,164	70,181
Income tax provision	11,738	9,390	34,317	22,554

Net income	$23,061	$20,310	$64,847	$47,627

Earnings per share:
Basic	$0.24	$0.22	$0.69	$0.52
Diluted	$0.24	$0.22	$0.68	$0.51
Weighted average shares outstanding:
Basic	94,399	93,028	94,111	92,418
Dilutive stock options	1,076	1,394	1,267	1,626
Diluted	95,475	94,422	95,378	94,044

Anti-dilutive stock equivalents excluded from weighted average calculation	1,660	1,622	1,518	2,084

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$23,061	$20,310	$64,847	$47,627
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(18)	72	(8)	13
Foreign currency translation gain/(loss)	(422)	175	(290)	(371)
Total other comprehensive income/(loss)	(440)	247	(298)	(358)
Comprehensive income	$22,621	$20,557	$64,549	$47,269

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$64,847	$47,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,057	14,211
Amortization of premium on marketable securities	2,073	1,476
Provision for excess and obsolete inventories	5,439	6,405
Stock-based compensation	5,211	3,865
Allowance for doubtful accounts	236	234
Change in deferred income taxes	(5,115)	(11,138)
(Increase)/decrease in:
Accounts receivable	(886)	(2,143)
Inventories	(12,535)	(15,715)
Prepaid expenses and other assets	(1,325)	(3,587)
Increase/(decrease) in:
Accounts payable	(2,253)	1,022
Accounts payable to related-party	1,289	730
Accrued expenses and other liabilities	3,855	19,639
Income taxes payable/receivable	334	(1,813)
Net cash provided by operating activities	77,227	60,813

Cash flows from investing activities:
Purchases of marketable securities	(161,149)	(186,748)
Maturities of marketable securities	144,207	19,000
Sales of marketable securities	24,028	4,979
Purchases of property and equipment	(15,659)	(18,475)
Net cash used in investing activities	(8,573)	(181,244)

Cash flows from financing activities:
Payment of business acquisition liabilities	(900)	(1,000)
Proceeds from issuance of common stock	7,644	6,221
Excess tax benefit related to nonqualified stock options	4,044	4,519
Net cash provided by financing activities	10,788	9,740

Effect of foreign exchange rate on cash	45	198

Net increase/(decrease) in cash and cash equivalents	79,487	(110,493)
Cash and cash equivalents, beginning of period	89,962	212,400
Cash and cash equivalents, end of period	$169,449	$101,907

Supplemental disclosures of cash flow information:
Interest paid	32	42
Income taxes paid	$36,362	$30,956

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
(e) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of September 30, 2014. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2014 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Customer relationships & other intangibles	9.5	3,623	(1,156)	2,467
Patents	17	2,420	(308)	2,112
Total intangible assets		$30,603	$(1,464)	$29,139

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of intangible assets as of December 31, 2013 is presented below:

(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Customer relationships & other intangibles	9.5	3,623	(864)	2,759
Patents	17	2,420	(202)	2,218
Total intangible assets		$30,603	$(1,066)	$29,537
NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of September 30, 2014 is as follows:

(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$26,396	$10	$—	$26,406
Corporate debt securities	Less than 1	61,060	29	(2)	61,087
Commercial paper	Less than 1	41,415	8	(1)	41,422
Asset-backed securities	Less than 1	387	—	—	387
Total short-term marketable securities		$129,258	$47	$(3)	$129,302

Long-term:
Municipal bonds	1-2	$5,686	$3	$—	$5,689
Corporate debt securities	1-2	18,436	1	(10)	18,427
Asset-backed securities	1-2	16,912	4	(2)	16,914
Securities of U.S. government-sponsored agencies	1-2	5,999	1	(2)	5,998
Total long-term marketable securities		$47,033	$9	$(14)	$47,028

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our short-term and long-term marketable securities as of December 31, 2013 were as follows:

(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$77,342	$17	$(15)	$77,344
Corporate debt securities	Less than 1	35,525	15	(11)	35,529
Commercial paper	Less than 1	36,083	6	—	36,089
Total short-term marketable securities		$148,950	$38	$(26)	$148,962

Long-term:
Municipal bonds	1-2	$12,304	$13	$(1)	$12,316
Corporate debt securities	1-2	17,533	27	—	17,560
Asset-backed securities	1-2	6,651	2	(1)	6,652
Total long-term marketable securities		$36,488	$42	$(2)	$36,528
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	September 30, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$55,735	$52,077	$3,658	$—
Municipal bonds	32,095	—	32,095	—
Corporate debt securities	79,514	—	79,514	—
Commercial paper	41,422	—	41,422	—
Asset-backed securities	17,301	—	17,301	—
Securities of U.S. government-sponsored agencies	5,998	—	5,998	—

Liabilities
Acquisition-related contingent consideration	14,515	—	—	14,515

	Balance at
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$20,363	$800	$19,563	$—
Municipal bonds	89,660	—	89,660	—
Corporate debt securities	53,089	—	53,089	—
Commercial paper	36,089	—	36,089	—
Asset-backed securities	6,652	—	6,652	—

Liabilities
Acquisition-related contingent consideration	14,177	—	—	14,177
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
NOTE 6. INVENTORIES

(In thousands)	September 30, 2014	December 31, 2013
Raw materials	$2,175	$1,369
Work in process	2,589	2,820
Finished goods	72,666	66,161
Total inventories	$77,430	$70,350

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7. ACCRUED EXPENSES

(In thousands)	September 30, 2014	December 31, 2013
Compensation and other employee-related costs	$16,609	$17,428
Legal and other settlements and expenses	26,044	23,765
Non-income taxes	4,502	2,938
Other	8,451	6,994
Total accrued expenses	$55,606	$51,125
NOTE 8. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility was extended to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2014, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
September 30, 2014	70,586,709	23,877,556	94,464,265
December 31, 2013	66,065,197	27,377,556	93,442,753

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes changes in total equity:

Nine Months Ended
(In thousands)	September 30, 2014
Total equity, beginning of period	$472,360
Net income	64,847
Stock-based compensation	5,211
Exercise of stock options	7,644
Excess tax benefit of nonqualified stock options	4,044
Other comprehensive loss	(298)
Total equity, end of period	$553,808
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2013	$32	$(1,041)	$(1,009)
Other comprehensive loss before reclassifications	(15)	(290)	(305)
Amounts reclassified from accumulated other comprehensive income, net of tax	7	—	7
Other comprehensive loss, net of tax	(8)	(290)	(298)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2014	$24	$(1,331)	$(1,307)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2012	$—	$(767)	$(767)
Other comprehensive income/(loss) before reclassifications	17	(371)	(354)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(4)	—	(4)
Other comprehensive income/(loss), net of tax	13	(371)	(358)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2013	$13	$(1,138)	$(1,125)

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
As of September 30, 2014, there were 6,277,749 shares of common stock available for future grants under the 2012 Plan.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted average grant date per share fair value	$7.73	$7.17	$9.88	$6.05
Stock option activity during the nine months ended September 30, 2014 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2013	4,886	$10.04
Granted	1,167	23.73
Exercised	(1,022)	7.48
Forfeited	(190)	15.12
Outstanding at September 30, 2014	4,841	$13.69	7.1	$33,679
Exercisable at September 30, 2014	2,473	$8.76	5.5	$26,984

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Compensation expense related to stock options granted to employees and non-employees under our stock plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Compensation expense related to stock options	$1,661	$1,387	$5,211	$3,865
Intrinsic value of stock options exercised	853	5,027	16,750	22,326
As of September 30, 2014, there was $15.5 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Effective income tax rate	33.7%	31.6%	34.6%	32.1%
Our tax provision and effective rates for the three and nine months ended September 30, 2014 were primarily affected by a reduction in uncertain tax positions related to Internal Revenue Service audits of our 2011 and 2012 tax years, resulting in no adjustments, offset partially by the research and experimentation credit not being extended. As of September 30, 2014, the research and experimentation credit has not been extended for 2014, having an estimated 0.8% impact to the effective rate for the year. The tax provision and effective rate for the three months ended September 30, 2013 were primarily affected by disqualifying dispositions and the existence of the research and experimentation credit that was passed as part of the American Taxpayer Relief Act of 2012 (“ATRA”) for 2013, while the tax provision and effective rate for the nine months ended September 30, 2013 were primarily affected by the litigation charges and the timing of the ATRA.
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
As of December 31, 2013, we accrued $19.5 million in damages and other litigation-related costs related to this case, of which $1.3 million was included in provision for litigation - cost of goods sold (due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation (operating expense). During the nine months ended September 30, 2014, we accrued an additional $0.5 million in interest included in provision for litigation related to this litigation.

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
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County, Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with its contracts with those employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive is seeking compensatory damages, permanent injunction, punitive damages and attorneys’ fees. Trial is currently scheduled for February 2015. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. On March 17, 2014, the court denied Bianco’s claim for permanent injunctive relief. On July 2, 2014, the court awarded Bianco an ongoing royalty of 5% of the net sales of the CALIBER®, CALIBER-L®, and RISE® products, or products that are not colorably different from those products, for a fifteen year period on sales starting on January 18, 2014. The court entered final judgment on the jury verdict on July 17, 2014. Post-trial motions were denied on October 27, 2014.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. We believe the facts and the law do not support the jury’s findings of misappropriation of trade secret and will seek to overturn the verdict through the appeals process.
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
We have purchased the following amounts of products and services from the supplier:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Purchases from related-party supplier	$5,163	$4,478	$15,954	$15,987
As of September 30, 2014 and December 31, 2013, we had $3.9 million and $2.7 million, respectively, of accounts payable due to the supplier.

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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
United States	$106,601	$98,109	$309,937	$292,487
International	11,186	9,078	35,633	26,727
Total sales	$117,787	$107,187	$345,570	$319,214

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Innovative Fusion	$67,726	$62,620	$200,356	$186,929
Disruptive Technology	50,061	44,567	145,214	132,285
Total sales	$117,787	$107,187	$345,570	$319,214
NOTE 15. SUBSEQUENT EVENTS
On October 23, 2014, we acquired 100% of the equity interests of Transplant Technologies of Texas, Ltd. (“TTOT”) for $35 million in cash. In addition to the initial purchase price, we may be obligated to make various working capital adjustments and milestone payments of up to $15 million based on sales thresholds from the product lines we acquired. Based in San Antonio, TTOT was a privately held allograft tissue processor focused on providing human tissue products including bone allografts, biomaterials and soft tissue products for the orthopedics markets. These products will complement our existing biologics product portfolio and represents a step in fulfilling our strategy of building a broad business in regenerative biologics. TTOT’s products and capabilities will assist in positioning us in existing allograft markets while also providing a dedicated source of supply for our pipeline of products utilizing human allograft tissue.
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
During the nine months ended September 30, 2014, our international sales accounted for approximately 10% of our total sales. We sell our products in 33 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
On October 23, 2014, we acquired 100% of the equity interests of Transplant Technologies of Texas, Ltd. (“TTOT”) for $35 million in cash. In addition to the initial purchase price, we may be obligated to make various working capital adjustments and milestone payments of up to $15 million based on sales thresholds from the product lines we acquired. Based in San Antonio, TTOT was a privately held allograft tissue processor focused on providing human tissue products including bone allografts, biomaterials and soft tissue products for the orthopedics markets. These products will complement our existing biologics product portfolio and represents a step in fulfilling our strategy of building a broad business in regenerative biologics. TTOT’s products and capabilities will assist in positioning us in existing allograft markets while also providing a dedicated source of supply for our pipeline of products utilizing human allograft tissue.

Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Innovative Fusion	$67,726	$62,620	$5,106	8.2%
Disruptive Technology	50,061	44,567	5,494	12.3%
Total sales	$117,787	$107,187	$10,600	9.9%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. Innovative Fusion sales increased by $5.1 million due primarily to strong sales of legacy and new pedicle screw systems. The growth in Disruptive Technology of $5.5 million was due primarily to sales of minimally invasive, biologic, artificial disc and interventional pain management products launched during the past three years.

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
United States	$106,601	$98,109	$8,492	8.7%
International	11,186	9,078	2,108	23.2%
Total sales	$117,787	$107,187	$10,600	9.9%
In the United States, the increase in sales of $8.5 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of legacy and new pedicle screw systems.
Internationally, the increase in sales of $2.1 million was due primarily to increased market penetration in existing international territories, as well as sales from expansion into five new countries and new territories in existing countries, with sales increases primarily driven by pedicle screw, minimally invasive and interbody systems.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Cost of goods sold	$27,686	$25,315	$2,371	9.4%
Percentage of sales	23.5%	23.6%
The increase in cost of goods sold was due primarily to $1.3 million of increased sales volume and mix and an increase of freight costs of $0.8 million.

Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Research and development	$8,146	$6,568	$1,578	24.0%
Percentage of sales	6.9%	6.1%
The increase in research and development expenses was due primarily to an increase of $0.8 million related to employee compensation, including employees for the recently acquired surgical robotic positioning system, and an increase of $0.8 million of project and clinical trial costs.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Selling, general and administrative	$46,986	$45,702	$1,284	2.8%
Percentage of sales	39.9%	42.6%
The increase in selling, general and administrative expenses was due primarily to an increase of $0.7 million for expansion and growth of our international and domestic sales efforts, including hiring additional sales representatives and general administrative personnel, in addition to an increase of $0.6 million in legal expenses and other selling, general and administrative costs.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Provision for litigation	$46	$99	$(53)	(53.5)%
Percentage of sales	—%	0.1%
The change in the provision for litigation, which includes settlement and verdict costs, was nominal compared to the prior year quarter.
Other Income/(Expense), Net

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Other income/(expense), net	$(124)	$197	$(321)	(162.9)%
Percentage of sales	(0.1)%	0.2%
The change in other expense, net is primarily attributable to increases in foreign exchange transaction losses, partially offset by increases in interest income.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Income tax provision	$11,738	$9,390	$2,348	25.0%
Effective income tax rate	33.7%	31.6%
Our tax provision and effective rate for the three months ended September 30, 2014 were primarily affected by a reduction in uncertain tax positions related to Internal Revenue Service (“IRS”) audits of our 2011 and 2012 tax years, resulting in no adjustments, offset partially by the research and experimentation credit not being extended as of September 30, 2014. The tax provision and effective rate for the three months ended September 30, 2013 were primarily affected by disqualifying dispositions and the existence of the research and experimentation credit that was passed as part of the American Taxpayer Relief Act of 2012 (“ATRA”) for 2013.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Innovative Fusion	$200,356	$186,929	$13,427	7.2%
Disruptive Technology	145,214	132,285	12,929	9.8%
Total sales	$345,570	$319,214	$26,356	8.3%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. Innovative Fusion sales increased by $13.4 million due to strong sales of legacy and new pedicle screw systems. The growth in Disruptive Technology of $12.9 million was due primarily to sales of minimally invasive, biologic, artificial disc and interventional pain management products launched during the past three years.

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
United States	$309,937	$292,487	$17,450	6.0%
International	35,633	26,727	8,906	33.3%
Total sales	$345,570	$319,214	$26,356	8.3%
In the United States, the increase in sales of $17.5 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of legacy and new pedicle screw systems.
Internationally, the increase in sales of $8.9 million was due primarily to increased market penetration in existing international territories, as well as sales from expansion into five new countries and new territories in existing countries, with sales increases primarily driven by pedicle screw, minimally invasive and interbody systems.

Cost of Goods Sold

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Cost of goods sold	$79,581	$72,309	$7,272	10.1%
Provision for litigation - cost of goods sold	—	1,260	$(1,260)	(100)%
Total cost of goods sold	$79,581	$73,569	$6,012	8.2%
Percentage of sales	23.0%	23.0%
The increase in cost of goods sold was due primarily to $4.5 million of increased sales volume and mix, an increase of $1.7 million in freight, an increase of $1.8 million in depreciation, partially offset by a decrease of $1.3 million for inventory reserves and write-offs, primarily related to the prior year provision for litigation - cost of goods sold and a decrease of approximately $0.7 million due to changes in material and other costs.
Research and Development Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Research and development	$23,283	$20,452	$2,831	13.8%
Percentage of sales	6.7%	6.4%
The increase in research and development expenses was due primarily to an increase of $2.0 million in employee compensation, including employees for the recently acquired surgical robotic positioning system, and an increase of $0.8 million of project and clinical trial costs.
Selling, General and Administrative Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Selling, general and administrative	$140,089	$136,849	$3,240	2.4%
Percentage of sales	40.5%	42.9%
The increase in selling, general and administrative expenses was due primarily to an increase of $2.2 million for expansion and growth of our international sales efforts and an increase of $1.0 million in legal expenses, compensation and other selling, general and administrative costs.
Provision for Litigation

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Provision for litigation	$3,899	$18,418	$(14,519)	(78.8)%
Percentage of sales	1.1%	5.8%
The provision for litigation in the current period was due primarily to the Bianco, Altus and other litigation matters. In the prior year period we recognized the DePuy Synthes litigation charge of $18.2 million in the nine months ended September 30, 2013. For additional information regarding litigation, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 12. Commitments and Contingencies” above.
Other Income, Net

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Other income, net	$446	$255	$191	74.9%
Percentage of sales	0.1%	0.1%
The change in other income, net is due primarily to increases in interest income and reductions in foreign exchange transaction losses, partially offset by decreases in miscellaneous income.
Income Tax Provision

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2014	September 30, 2013	$	%
Income tax provision	$34,317	$22,554	$11,763	52.2%
Effective income tax rate	34.6%	32.1%
Our tax provision and effective rate for the nine months ended September 30, 2014 were primarily affected by a reduction in uncertain tax positions related to IRS audits of our 2011 and 2012 tax years, resulting in no adjustments, offset partially by the research and experimentation credit not being extended as of September 30, 2014. The tax provision and effective rate for the nine months ended September 30, 2013 were primarily affected by the litigation charges and the timing of the ATRA.
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

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income	$23,061	$20,310	$64,847	$47,627
Interest income, net	(181)	(146)	(577)	(336)
Provision for income taxes	11,738	9,390	34,317	22,554
Depreciation and amortization	5,373	4,859	16,057	14,211
EBITDA	39,991	34,413	114,644	84,056
Stock-based compensation	1,661	1,387	5,211	3,865
Provision for litigation	46	99	3,899	18,418
Provision for litigation - cost of goods sold	—	—	—	1,260
Change in fair value of acquisition-related contingent consideration	263	(134)	416	10
Adjusted EBITDA	$41,961	$35,765	$124,170	$107,609
Adjusted EBITDA as a percentage of sales	35.6%	33.4%	35.9%	33.7%
In addition, for the periods ended September 30, 2014 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation and provision for litigation - cost of goods sold, which are net of the tax effects of such provisions. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operating performance from period to period as it removes the effects of litigation, which we believe is not reflective of underlying business trends.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Nine Months Ended
(Per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Diluted earnings per share, as reported	$0.24	$0.22	$0.68	$0.51
Provision for litigation (net of taxes)	—	—	0.03	0.12
Provision for litigation - cost of goods sold (net of taxes)	—	—	—	0.01
Non-GAAP diluted earnings per share	$0.24	$0.22	$0.71	$0.64
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$35,645	$33,557	$77,227	$60,813
Purchases of property and equipment	(3,428)	(5,519)	(15,659)	(18,475)
Free cash flow	$32,217	$28,038	$61,568	$42,338

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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		Change
(In thousands)	September 30, 2014	September 30, 2013	$
Net cash provided by operating activities	$77,227	$60,813	$16,414
Net cash used in investing activities	(8,573)	(181,244)	172,671
Net cash provided by financing activities	10,788	9,740	1,048
Effect of foreign exchange rate changes on cash	45	198	(153)
Increase/(decrease) in cash and cash equivalents	$79,487	$(110,493)	$189,980
During the three months ended March 31, 2013, we changed our cash management program in an effort to increase the returns on our cash and cash equivalents. As a result, during the nine-month period ended September 30, 2013, we purchased $186.7 million of marketable securities. Since then, we have continued to invest in additional marketable securities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of September 30, 2014.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities of $16.4 million was due primarily to the $7.0 million increase in net income excluding $2.5 million and $12.7 million in provision for litigation and provision for litigation - cost of goods sold (both net of taxes) during the nine months ended September 30, 2014 and 2013, respectively, a $3.2 million decrease in the change in inventories, a $2.3 million decrease in the change in prepaid and other assets, and a $1.3 million decrease in the change in accounts receivable, partially offset by the $5.4 million increase in income tax payments over the prior year period.
Cash Used in Investing Activities
The decrease in net cash used in investing activities of $172.7 million was due primarily to the difference in the amount of cash invested in marketable securities in comparative periods. During the nine month period ended September 30, 2014, we had a net inflow of $7.1 million of cash from maturities and sales exceeding purchases, whereas in the prior year period, we had a net cash outflow of $162.8 million as purchases of marketable securities exceeded maturities and sales.
Cash Provided by Financing Activities
The increase in cash provided by financing activities of $1.0 million was due primarily to the increase in the proceeds from the exercise of stock options of $1.4 million, partially offset by the decrease in the related excess tax benefit of $0.5 million.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$169,449	$89,962
Short-term marketable securities	129,302	148,962
Long-term marketable securities	47,028	36,528
Total cash, cash equivalents and marketable securities	$345,779	$275,452

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$412,054	$348,866
During the nine months ended September 30, 2014, our cash and cash equivalents and marketable securities increased by $70.3 million, primarily as a result of our cash provided by operating activities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of September 30, 2014.
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility was extended to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2014, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
On October 23, 2014, we used $35 million of our cash and cash equivalents to acquire Transplant Technologies of Texas, Ltd. For additional information regarding this transaction, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 15. Subsequent Events” above.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of September 30, 2014. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining proceeds from our initial public offering as described in our final prospectus (“Final Prospectus”) filed with the SEC on August 3, 2012, pursuant to Rule 424(b) have been used for the October 23, 2014, acquisition of 100% of the equity interests of Transplant Technologies of Texas, Ltd. for $35 million in cash. No further proceeds from the initial public offering remain. There was no material change in the use of proceeds from our initial public offering as described in the Final Prospectus.
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

Exhibit No.	Item

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	October 31, 2014	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 31, 2014	/s/ RICHARD A. BARON

Richard A. Baron
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document