Form 10-K
period 2014-12-31
GLOBUS MEDICAL INC
filed 2015-02-26
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

 Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2014, as reported on the New York Stock Exchange, was approximately $1.6 billion.

The number of shares outstanding of the registrant’s common stock (par value $0.001 per share) as of January 31, 2015 was 94,761,428 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2014, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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
Item 1. Business
Overview
Globus Medical, Inc. (“Globus,” “we,” “us” or “our”) is a medical device company focused on developing products that promote healing in patients with musculoskeletal disorders. We are currently focused on products to treat patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced and innovative products and procedures that assist surgeons in effectively treating their patients. Since our inception in 2003, we have launched over 130 products and offer a comprehensive portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches. We continue to devote significant efforts to the development of new and innovative technologies for the treatment of patients with spine disorders. In 2014, those efforts resulted in the launch of sixteen new products.
All of our products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products comprise fusion products to treat a wide variety of spinal disorders for the entire spine and can be used in a variety of surgical approaches. We believe our Innovative Fusion products have features and characteristics that may provide advantages for surgeons and potentially contribute to better outcomes for patients as compared to competing traditional fusion products.
We define Disruptive Technologies as those that represent a significant shift in the treatment of spinal disorders by allowing for novel surgical procedures, improvements to existing surgical procedures and the treatment of spinal disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help a patient avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives, including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products, and advanced biomaterials technologies, as well as interventional pain management solutions, including treatments for vertebral compression fractures.
While we group our products into two categories, we do not limit our products to a particular technology, platform or surgical approach. Our goal, instead, is to offer spine surgeons a complete suite of products they can use to most effectively treat their patients, based on the patient’s particular anatomy and condition and the surgeon’s particular training and surgical preference.
Recent Developments
In October 2014, we completed the acquisition of Transplant Technologies of Texas, Ltd., (“TTOT”), an allograft tissue processor based in San Antonio, Texas. TTOT is a provider of human tissue products such as bone allografts, biomaterials and soft tissue products for spine, orthopedics, sports medicine, dental and wound care markets. This acquisition represents a key step in fulfilling our strategy of building a broad business in regenerative biologics. While we currently partner with third party suppliers for our existing allograft products, the acquisition of TTOT will expand our suite of regenerative biologics products. We believe this acquisition will also greatly improve our capabilities for the development of new and innovative human allograft tissue products in the future.
On February 25, 2015, we entered into an agreement to acquire medical device manufacturer Branch Medical Group, Inc. (“BMG”). Under the terms of the agreement we have agreed to pay approximately $52.9 million in cash subject to certain closing adjustments for BMG on a cash-free, debt-free basis. We expect the closing of the acquisition to occur in March 2015 following satisfaction of the applicable closing conditions.
Strategy
Our goal is to become the leader in providing innovative solutions across the continuum of care in the spine market. To achieve this goal, we are employing the following business strategies:

•
Leverage our product development engine. We plan to continue developing both Innovative Fusion products and Disruptive Technology products using our product development engine. We believe our team-oriented approach, active surgeon input and demonstrated product development capabilities position us to maintain a rapid rate of new product launches. We launched sixteen new products in 2014, have over 30 potential new products in various stages of development, and expect to launch approximately five to ten new products in each of the next three years.

•
Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our exclusive U.S. sales force. We expect to continue to increase the number of our direct and distributor sales representatives in the United States to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity.

•
Continue to expand into international markets. As of December 31, 2014, we had an existing direct or distributor sales presence in 33 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional products and through the expansion of our international sales force.

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

The Spine Market
Spine disorders are a leading driver of healthcare costs worldwide. Spine disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative conditions in the spine, deformity, tumors and trauma.
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

•
Improving technologies leading to increased use in fusion procedures. Due to the longevity of its practice and acceptable clinical outcomes, fusion has become a standard treatment option for patients presenting more advanced stages of spine disease. We expect that the development of improved fusion products will continue to contribute to spinal fusion as a leading treatment for advanced stages of spine disease.

•
Disruptive Technologies driving earlier interventions and creating an expanded patient base. Newer technology products and procedures are gaining increasing acceptance among patients and surgeons because they allow for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care, all of which can result in better outcomes for patients. As a result, we expect Disruptive Technologies to drive accelerated growth and increase the size of the addressable patient population for spine surgery.

•
Increased demand in international markets. While the United States comprises approximately 4% of the worldwide population, we believe that approximately half of all spine surgeries occur in the United States. We believe that improvements to the standard of care outside of the United States will increase the international demand for spine products.

The Globus Solution
We currently offer over 130 products for the treatment of spine disorders.
Innovative Fusion Products
The depth of our Innovative Fusion portfolio encompasses treatment modalities from the occiput to the sacrum, with novel designs and features that provide key improvements to the standards of care. We also build on proven technologies to continuously upgrade our offerings, including a range of interbody implant and surgical approach options.
Our Innovative Fusion products address the entire spine to treat degenerative, deformity, tumor, and trauma conditions. We believe that our products offer features and characteristics that provide advantages over traditional fusion products that may help improve surgical techniques and may contribute to better outcomes for patients. For example, in 2013, we introduced a new pedicle screw platform, CREO®. This new system is optionally modular and offers lower profile constructs along with a variety of options to meet surgical and patient needs. CREO® includes our convenient non-threaded locking cap design that eases building of thoracolumbar fixation constructs to readily adapt to the patient’s anatomy and condition, for a range of clinical applications. In 2014, among several other new products, we launched several additions to the CREO® platform including streamlined and intuitive instruments that offer surgeons options for almost any situation or preference.
The depth of our Innovative Fusion portolio encompasses treatment modalities from the occiput to the sacrum, with novel designs and features that provide improvements to the standard of care. We also build on proven technologies to continuously upgrade out offerings.
Disruptive Technologies Products
We believe we are well positioned to capitalize on this higher-growth segment of the spine market given our multiple existing commercialized products and several products in various stages of development. We have a broad, comprehensive product portfolio and pipeline of Disruptive Technologies, including MIS, motion preservation, and advanced biomaterials technologies, as well as interventional pain management solutions.
Our MIS products enable a surgeon to perform a procedure less invasively to minimize tissue disruption and maximize native anatomy, which may lead to better patient recovery and fewer approach-related complications. For example, our MARS™ 3V retractor system facilitates smaller incisions with the use of positionable radiolucent retractor blades to access the surgical site and to allow both direct and radiographic visualization. We believe we have the most comprehensive offering of expandable interbody cages in the industry, and added ALTERA®, an articulating expandable spacer, to our lineup in 2014. Key products in this family, including CALIBER®, RISE® and LATIS® interbody spacers, are designed to enable reliable, minimally disruptive delivery through small MIS incisions with streamlined implants and instruments. We offer a variety of innovative fixation options including plates and pedicle screw systems designed for minimally invasive insertion.
Similarly, other Disruptive Technology products include our motion preservation offerings, such as SECURE®-C and SECURE®-CR, which are next-generation cervical arthroplasty devices that allow segmental motion, are semi-constrained, and provide alternatives to fusion in the treatment of degenerative conditions. In 2014, we launched MONUMENT®, our interbody implant intended to aid in the reduction of a grade 1 spondylolisthesis using its built-in, self-locking mechanical reduction feature.
Our advanced biomaterials products, including bioactive glass-based KINEX® and SIGNIFY™ bone void fillers and CONDUCT® ceramic-collagen, are well suited for pelvic/extremity and posterolateral spinal fusion procedures. Our SHIELD® and AFFIRM® products allow for the treatment of painful vertebral compression fractures.
Product Development and Research
Globus was founded with a goal of leveraging our team’s extensive experience in the spine industry to use a distinctive product development process that significantly reduces the length of time between a product’s concept stage and commercialization. Our product development engine is the name we give to our particular approach to product development, which we believe is unique and highly efficient. We employ an integrated team approach to product development that involves collaboration among surgeons, our engineers, our dedicated researchers, our highly-skilled machinists, and our clinical and regulatory personnel. We believe that utilizing these integrated teams, as well as our extensive in-house facilities, allows us to design, test, and obtain timely regulatory clearance and approvals of our products. We also believe that our product development engine enables us to develop products that provide advantages for surgeons and contribute to better outcome for patients.
Our product development efforts are supported by our in-house research capabilities. We believe that centralizing and consolidating the critical elements of the product development and commercialization process in one facility allows us to bring products from the concept stage to the market rapidly in order to respond to surgeon and patient needs. Our research resources include a clinical research group, a mechanical testing laboratory, a spinal kinematics laboratory, a tribology laboratory, a cadaveric laboratory, a materials characterization laboratory, and a computational laboratory.
The markets in which we operate are subject to rapid technological advancements. We must constantly improve our existing products and introduce new products in order to continue to succeed. Accordingly, we have made significant investments in our product development and research capabilities. For the years ended December 31, 2014, 2013 and 2012, we spent $31.7 million, $26.9 million and $27.9 million, respectively, on research and development.
Clinical Development Programs
In addition to the products we currently market, we continue to develop and test new spine products. As we focus our attention on developing more Disruptive Technologies, we are required to conduct clinical trials in order to obtain U.S. Food and Drug Administration (“FDA”) approval or clearance to market some of those products. We received our first FDA pre-market approval (“PMA”) for our SECURE®-C Cervical Artificial Disc in September 2012 and are currently conducting other clinical trials under FDA-approved investigational device exemptions (“IDEs”), including ACADIA® and TRIUMPH®. The ACADIA® Facet Replacement System is a motion preserving anatomic reconstruction of the facet joint intended for the treatment of spinal stenosis, and was acquired in 2011 from Facet Solutions. A prospective randomized pivotal study of ACADIA® is currently underway in the United States to enroll and treat up to 750 qualified patients randomly selected for the treatment or control of posterolateral fusion arm in a 2:1 ratio. The TRIUMPH® Lumbar Disc is a motion preserving disc replacement inserted obliquely into the disc space from a posterolateral approach to address posterior spinal pathology and maintain important anterior anatomical structures. A 20-patient IDE pilot study for treatment of patients suffering from back and leg pain has been completed. Both ACADIA® and TRIUMPH® are European Conformity marked (“CE marked”) and available for sale in certain jurisdictions outside the United States.
Sales and Marketing
We market and sell our products through our exclusive global sales force. As of December 31, 2014, we had a direct or distributor sales presence in the United States and in 33 countries outside the United States. We expect to continue to increase the number of our direct and distributor sales representatives, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.
Our sales representatives are present in the operating room during most surgeries in the United States and in many, but not all, of the other countries in which our products are sold. Our representatives have the responsibility to confirm that all of the items needed in the surgery are sterile when provided or are capable of being sterilized at the hospital and are available to the surgeon and surgical staff. Various sizes and quantities of implants are made available to be able to satisfy varying surgical requirements and patient anatomy, along with numerous surgical instruments and cases needed to safely perform the surgery and implantation. As our products are used in surgeries, we ship replacement items to our sales representatives and hospitals to replenish their supply.
All of our independent distributors are compensated solely on commission. Most of our new direct sales representatives start with a compensation arrangement that is largely based on salary. Our goal is to have members of our direct sales force move toward a compensation model based solely on commission as they become familiar with our products and drive higher sales.
Advancement of Spine Care
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
We are highly focused on training through programs such as our Skin-to-Skin® Series programs that feature intensive two day MIS training programs on thoracolumbar interbody fusion procedures and our lateral lumbar interbody fusion labs. To complement these intensive cadaveric bioskills training programs, we also conduct product-based programs providing surgeons with informative didactic sessions coupled with hands-on-lab segments to allow surgeons to learn and experience new instrumentation and techniques. For more complex procedures and techniques, surgeon preceptorships are offered which provide surgeons with one-on-one intraoperative training followed in some instances by focused bioskills labs.
We have a strong commitment to research performed in conjunction with surgeons from around the world. Many surgeons, particularly in non-academic settings, lack the resources to pursue academic investigation of areas of interest, and we actively support these research opportunities as well as opportunities in collaboration with leading academic institutions. Supported by a large, focused research team, these efforts range from basic biomechanical testing conducted internally with our six degrees of freedom machine to support of major clinical outcomes studies. We are committed to providing the spine surgeon community with high quality research to support the new surgical techniques and novel product designs that we develop.
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
Manufacturing and Supply
Most of our products are generally manufactured through a network of over 100 international and domestic third-party suppliers.  Our suppliers utilize state-of-the-art, high precision, computer-aided manufacturing equipment to manufacture our products. We have focused on developing a strong supplier base as part of our manufacturing strategy. Our relationship with our suppliers enables significant interaction between our design engineers and project managers and the suppliers' engineers and schedulers to work through issues arising during the entire product development cycle.  Many of our suppliers, including our largest suppliers, are located within a 100-mile radius of the Philadelphia area, which affords our engineers and other members of our product development team the opportunity to work closely with them to commercialize our products.

We select our suppliers carefully and generally use a small number of suppliers for each of our key products for added reliability.  Our internal quality assurance group evaluates the potential vendor through a formal vendor approval process before we enter into a relationship with the vendor.  Suppliers that meet our internal quality assurance standards are added to our approved supplier list. All of our suppliers that provide us with implants or human tissue are ISO-13485 certified, meaning they meet the International Organization for Standardization (“ISO”) requirements for the manufacture of medical devices, and/or are accredited by the American Association of Tissue Banks.  Our quality assurance group conducts periodic audits to ensure continued compliance with our standards.  With every shipment of inventory that we receive, our suppliers provide a certificate of compliance with our quality control standards.  Our receiving group also performs inspections, packaging and labeling onsite at our headquarters facility.
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
A small percentage of our products, chiefly some of our advanced biomaterials, are manufactured in-house at our headquarters. We also use our facilities for inspection, packaging and labeling a large percentage of our inventory. Additionally, our recent acquisition of TTOT has significantly expanded our dedicated manufacturing capabilities. TTOT provides us with biomaterial products processed from human allograft tissue in its facility in San Antonio, Texas.
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
Intellectual Property
We protect our proprietary rights through a variety of methods. In particular, we rely on patent, trademark, copyright, trade secret and other intellectual property laws and also utilize nondisclosure agreements and other measures to protect our rights.
As of December 31, 2014, we owned 264 issued U.S. patents (249 utility patents; 15 design patents) and had applications pending for 383 U.S. patents (379 utility patent applications; four design patent applications), and we owned 78 issued foreign patents and had applications pending for 140 foreign patents. One of our issued patents expires in March 2015, and the rest of our issued patents expire between November 2019 and May 2032.
Our trademark portfolio contains 117 registered trademarks and 56 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.
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
Independent of coding status, third-party payors may deny coverage based on their own criteria. Payor medical policies continue to become more restrictive. Payors may deem the clinical efficacy of a device or procedure to be experimental or investigational, not the most cost-effective treatment available, or used for an unapproved indication. For example, Aetna changed its medical policy from coverage for all indications to coverage for only limited indications for biomechanical devices (e.g., spine cages) for cervical fusion procedures, citing they have not been proven more effective than bone graft for cervical fusions. Additionally, many private payors use coverage decisions and payment amounts established by CMS for the Medicare program as guidelines in setting their coverage and reimbursement policies. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. We will continue to provide the appropriate resources to patients, physicians, hospitals, and insurers in order to promote the best patient care, provide clarity regarding coverage and reimbursement policies, and work to reverse any non-coverage policies.
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
U.S. Food and Drug Administration Regulation
Our products are medical devices and human tissue products subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	product testing, manufacturing and safety;

•	post-market surveillance and reporting;

•	product labeling;

•	complaint handling;

•	post-market approval studies; and

•	product advertising, marketing and promotion.
FDA’s Pre-market Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the United States requires either 510(k) clearance or a PMA from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, typically requiring approval of a PMA application. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

Human Cell, Tissue and Cellular and Tissue Based Products
We currently distribute a number of products processed from human tissue, some of which are manufactured by third-party suppliers. FDA regulates human tissue products as Human Cells and Cellular and Tissue Based Products (“HCT/Ps”). Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to FDA's regulatory requirements for medical devices or biologics. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, or other premarket approvals from FDA before marketing. Tissue banks that handle HCT/Ps must register their establishments with FDA, list their HCT/P products with FDA, and comply with FDA's requirements for donor eligibility and screening, current Good Tissue Practices (“CGTPs”), product labeling, and postmarket reporting for HCT/Ps.
The FDA periodically inspects tissue processors to determine compliance with these requirements. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the CGTPs regulations that regulate those functions are dependent upon the actions of these independent entities.
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
FDA Enforcement
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

International
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area (“EEA”) requires CE conformity mark in order to market medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval although others, such as Brazil, Canada and Japan, require separate regulatory filings.
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
We are subject to unannounced device inspections by the Notified Body (an organization accredited by a Member State of the EEA to conduct conformity assessments), as well as other regulatory agencies overseeing the implementation and adherence of applicable regulations. These inspections may include our suppliers’ facilities.
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
The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including under the United Kingdom’s Bribery Act and increased U.S. government oversight and enforcement of the U.S. Foreign Corrupt Practices Act (“FCPA”).
Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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
We are not currently aware of any material costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third-party waste disposal sites, that we expect to have a material adverse effect on our business, financial condition or operating results. However, it is possible that material environmental costs or liabilities may arise in the future.
Seasonality and Backlog
Our sales may be influenced by summer vacation and winter holiday periods during which we have experienced fewer spine surgeries taking place. In addition, we have recently experienced increased sales of our products in the last quarter of each year. Our sales generally consist of products that are in stock in our warehouse facilities or maintained at hospitals or with our sales representatives. Accordingly, we do not have a backlog of sales orders.
Employees
As of December 31, 2014, we had over 900 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

Facilities
As of December 31, 2014, our owned corporate headquarters in Audubon, Pennsylvania, comprised approximately 245,000 square feet. Our headquarters houses our research, product development, education, administration, warehouse and shipping functions, as well as our in-house manufacturing facility. In October 2014, we acquired a 13,000 square foot distribution center in Heerlen, Netherlands to support our international operations. Additionally, pursuant to our October 23, 2014 acquisition of Transplant Technologies of Texas, Ltd., we now lease approximately 20,000 square feet in San Antonio, Texas. We believe our facilities are adequate and suitable for our current needs.
Financial Information
For financial information about our business segment and the geographic areas in which we derive revenues, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Segment and Geographic Information” below.
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

Risks Related to Our Business and Our Industry
To be commercially successful, we must convince spine surgeons and hospitals that our products are an attractive alternative to our competitors’ products and that our Disruptive Technologies are an attractive alternative to existing surgical treatments of spine disorders.
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. Hospitals, however, are also often actively involved in the evaluation of products and the decision of which product to purchase. In order for us to sell our products, we must convince spine surgeons and hospitals that our products are attractive alternatives to competing products for use in spine procedures. Acceptance of our products depends on educating spine surgeons and hospitals as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training spine surgeons in the proper application of our products. If we are not successful in convincing spine surgeons and hospitals of the merit of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or profitability.
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
Surgeons, and in certain instances, hospitals, may be hesitant to change their medical treatment practices or the products available for use to treat patients for the following reasons, among others:

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
If we are unable to convince surgeons and hospitals to use our products, we will not achieve expected sales or sustain our growth, and our financial condition and results of operation may be adversely affected.
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
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals and other healthcare providers that purchase our products generally rely on third party payors to cover all or part of the costs associated with the procedures performed with these products, including the cost to purchase the product. Our customers’ access to adequate coverage and reimbursement for the procedures performed with our products by government and private insurance plans is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis, or at all, if third party payors deny coverage or reduce their current levels of payment. If our cost of production increases faster than increases in reimbursement levels for the products, our profitability may be negatively impacted.
Future action by CMS (which administers the Medicare program), other government agencies or private payors, may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payors may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for some governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third party payors and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers.
Third party payors, including public and private payors, may develop negative coverage policies impacting our products. For example, Aetna recently changed its medical policy from coverage in all or most cases to coverage only for limited indications for biomechanical devices (e.g., spine cages) for cervical fusion procedures, stating that they have not been proven more effective than bone graft for cervical fusions, which may limit demand for our products. In addition, some payors have changed their coverage policies to be more restrictive as to the criteria under which they will cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel degenerative disc disease (“DDD”), initial primary laminectomy/discectomy for nerve root decompression, or spinal stenosis. Although these coverage policy changes have not had a material impact on our business, other insurers may adopt similar coverage decisions in the future. Patients covered by these insurers may be unwilling or unable to afford lumbar fusion surgeries to treat these conditions, which could materially harm or limit our ability to sell our products designed for lumbar fusion procedures. Our business would be negatively impacted if the trend by governmental agencies or third party payors continues to reduce coverage of and/or reimbursement for procedures using our products.
We cannot be certain that under current and future payment systems, such as those utilized by Medicare and in many private managed care systems, the cost of our products will be adequately incorporated into the overall cost of the procedure. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a cost-effective level, or at all.

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
The implementation of healthcare reform in the United States could have a material adverse effect on our business.
In March 2010, the PPACA was enacted into law in the United States. The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in January 2013, the law imposed a 2.3% excise tax on the sale in the United States of certain medical devices by a manufacturer, producer or importer of such devices. During fiscal 2014, our medical device tax expense was $7.1 million. Although there are ongoing discussions in the U.S. Congress regarding the repeal or deferral of the medical device tax, there can be no assurances as to the outcome of any of these discussions. The PPACA also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell them. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. Various healthcare reform proposals have also emerged at the state level. The impact of the PPACA and these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We do not sell or distribute any of our products through PODs. The number of PODs in the spine industry may continue to grow as economic pressures increase throughout the industry, as hospitals, insurers and physicians search for ways to reduce costs, and, in the case of the physicians, search for ways to increase their incomes. These companies and the physicians who own, or partially own, them have significant market knowledge and access to the surgeons who use our products and the hospitals that purchase our products, and growth in this area may reduce our ability to compete effectively for business from surgeons who own such distributorships.
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
We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, property insurance, health insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.
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
The regulations to which we are subject are complex and have tended to become more stringent over time; see “Item 1. Business; Government Regulation” for a summary of certain regulations to which we are subject. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
The processes by which 510(k) clearance or PMA approval is obtained can be expensive and lengthy and require the payment of significant fees. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals through the 510(k) process or approvals through the PMA process to market a medical device in the United States or internationally can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
In the United States, all of our currently commercialized medical device products, other than SECURE®-C have either received pre-market clearance under Section 510(k) of the FDCA or are exempt from pre-market review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline and potentially harm our ability to compete. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or PMA and may require us to cease distribution of the product and/or recall the product unless and until we obtain 510(k) clearance or PMA. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products. The FDA may also reclassify devices currently on the market from Class II to Class III, which could result in additional regulatory burden requiring PMA prior to marketing, or could result in FDA rescinding a 510(k) for a previously cleared device.
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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. It is also possible that, if we obtain new FDA regulatory clearances or approvals, the clearances or approvals may contain limitations on the indicated uses or may prohibit certain uses which may impact the marketability of the product.
Any delay in, or failure to receive or maintain, clearance or approval for our medical device products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.
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
Similarly, we must comply with numerous international laws and regulations in order to market our products outside of the United States; see “Item 1. Business; Government Regulation; International” for a summary of certain international laws and regulations to which we are subject. As is the case in the United States, the applicable regulatory body may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Conducting clinical studies to obtain clinical data that might be required as part of the clinical evaluation process can be expensive and time-consuming. Additionally, the regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect the perceived safety and efficacy of our products and our reputation.
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
Our HCT/P products are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer.
In the United States, we are marketing our human tissue products as Section 361 HCT/Ps, which are not subject to FDA premarket clearance or approval requirements. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a biological license application (“BLA”) approval or medical devices requiring 510(k) clearance or PMA approval. FDA may then require that we cease marketing our human tissue products and/or recall the products unless and until we receive the appropriate clearance or approval from FDA.
HCT/Ps also are subject to donor eligibility and screening, CGTPs, product labeling, and postmarket reporting requirements. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties.
We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. For example, we intend to continue to seek regulatory clearance to market our primary products in the EEA, Brazil, Canada and other key markets. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval.

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
We and our third-party suppliers are required to comply with Quality System Regulations (“QSRs”), which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the CGTPs, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and tissue-based products, record-keeping and the establishment of a quality program.
The FDA audits compliance with the QSRs and CGTPs through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitutes promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities, such as the Department of Justice (“DOJ”), might take action if they consider our promotional or training materials to constitute promotion of an unapproved/off-label use, which could result in significant criminal and/or civil fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement (e.g., the False Claims Act). In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.
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

We depend on a limited number of sources of human tissue for use in some of our advanced biomaterials products and a limited number of entities to process the human tissue for use in those advanced biomaterials products, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to effectively meet demand for our advanced biomaterials products incorporating human tissue. Less than five third-party suppliers currently supply all of our needs for allograft implants and products, other than those implants and products that we process ourselves. The processing of human tissue into our advanced biomaterials products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used in our advanced biomaterials products are at times in particularly short supply. We cannot be certain that our current supply of human tissue and allograft implants, plus any additional source that we identify in the future, will be sufficient to meet our needs. Our dependence on a small number of third-party suppliers and the challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our and our third-party suppliers’ ability to manufacture our advanced biomaterials products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
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
We have entered into consulting, royalty and other agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arm’s length transaction on terms identical to those offered to non-referral sources or received from us as fair market value consideration for consulting services performed. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Regulators also could prohibit us from accepting payment for referrals from these surgeons. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with spine surgeons who order our products to be in violation of applicable laws and we were unable to comply with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial, or we may be unable to accept referrals from such surgeons.
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
We have experienced rapid growth since our inception and have increased our revenues to $474.4 million in 2014. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.
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
The availability of funding under existing credit arrangements might be limited, and our cash and cash equivalents are subject to volatility.
Any lender that is obligated to provide funding to us under any now existing or future credit agreement with us may not be able to provide funding in a timely manner, or at all, when we require it. The cost of, or lack of, available credit or equity financing could impact our ability to develop sufficient liquidity to maintain or grow our company, which in turn may adversely affect our business, results of operations or financial condition. We also manage cash and cash equivalents and short-term investments through various institutions. There may be a risk of loss on investments based on the volatility of the underlying instruments that will prevent us from recovering the full principal of our investments. Negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may also affect third-party payors and may have a material adverse effect on our stock price, business, results of operations, financial condition and liquidity.
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
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. We are currently subject to lawsuits, and have received other written allegations, claiming that we have infringed certain patents of our competitors and others in the spine industry, including N-Spine (subsequently acquired by Depuy Synthes), Depuy Synthes, and Bonutti Skeletal Innovations LLC. A summary of the N-Spine, Depuy Synthes, and Bonutti Skeletal Innovations LLC cases is provided under “Item 3. Legal Proceedings” below. Any lawsuits resulting from such allegations could subject us to significant liability for damages, such as the jury verdict returned against us in June 2013 in the patent infringement case brought by DePuy Synthes, and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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
Further, in the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our business, financial performance or cash position.  However, estimates of possible losses are inherently uncertain, and even if we determine that a loss is reasonably possible, in accordance with authoritative accounting guidance, if we are unable to estimate the possible loss or range of loss, we do not record an accrual related to such litigation.  As a result of this accounting policy, we may experience variability in our results of operations if damages for which we are found liable exceed the amounts we have accrued. For example, on June 14, 2013, the jury in the patent infringement case in the U.S. District Court in Delaware brought by DePuy Synthes returned a verdict in favor of DePuy Synthes and on January 17, 2014, the jury in a misappropriation of trade secret suit filed against us in the Federal District Court for the Eastern District of Texas by Sabatino Bianco returned a verdict in favor of Bianco. In prior periods, we were unable to determine the probable outcomes in these cases or estimate the potential loss. As a result of these verdicts, we have a combined $26.0 million accrued in damages and other related costs as of December 31, 2014, which reduced our 2014 and 2013 U.S. GAAP diluted earnings per share by approximately $0.04 and $0.17, respectively (see further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Non-GAAP Financial Measures” below).
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
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture and sale of medical devices for spine surgery procedures. The development of allograft implants and technologies for human tissue repair and treatment may entail particular risk of transmitting diseases to human recipients, which could result in the assertion of substantial product liability claims against us. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, if longer-term patient results and experience indicates that our products or any component of a product cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Furthermore, if spine surgeons are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. The spine industry has been particularly prone to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices and products for spine surgery procedures.
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
Because of their significant stock ownership, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 94,705,743 shares of our Class A and Class B common stock outstanding as of December 31, 2014, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 78.5% of the voting power of our outstanding capital stock. In particular, as of December 31, 2014, David C. Paul, our CEO and his family members, controlled approximately 28.4% of our Class A and Class B common stock, representing approximately 78.1% of the voting power of our outstanding capital stock as of that date.
As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2014, we had 192,562,323 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2014, our owned corporate headquarters in Audubon, Pennsylvania, comprised approximately 245,000 square feet. Our headquarters houses our research, product development, education, administration, warehouse and shipping functions, as well as our in-house manufacturing facility. In October

2014, we acquired a 13,000 square foot distribution center in Heerlen, Netherlands to support our international operations. Additionally, pursuant to our October 23, 2014 acquisition of Transplant Technologies of Texas, Ltd., we now lease approximately 20,000 square feet in San Antonio, Texas.
Item 3. Legal Proceedings
We are involved in a number of proceedings, legal actions and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. The material legal proceedings to which we are currently a party are described below.
N-Spine, Synthes and Depuy Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This matter was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office (“USPTO”) in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we appealed the examiner’s decision. In January 2014, the USPTO ruled on the appeal, rejecting certain claims in view of the prior art and affirming certain other claims. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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
For the year ended December 31, 2013, we accrued $19.5 million in damages and other litigation-related costs related to this case, of which $1.3 million was included in provision for litigation loss (cost of goods sold, due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation loss (operating expense). During the year ended December 31, 2014, we accrued an additional $0.6 million in interest included in provision for litigation related to this litigation.
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
NuVasive Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS™ 3V retractor for use in certain lateral fusion procedures. NuVasive sought injunctive relief and an unspecified amount in damages. This matter was settled on February 12, 2015 for an undisclosed amount.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County, Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with its contracts with those employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive sought compensatory damages, permanent injunction, punitive damages and attorneys’ fees. This matter was settled on February 12, 2015 for an undisclosed amount.
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

On October 1, 2013, Bianco amended his complaint to include that his trade secrets and confidential information were also used improperly in developing our RISE® and CALIBER®-L products.
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. On March 17, 2014, the court denied Bianco’s claim for permanent injunctive relief. On July 2, 2014, the court awarded Bianco an ongoing royalty of 5% of the net sales of the CALIBER®, CALIBER®-L, and RISE® products, or products that are not colorably different from those products, for a fifteen year period on sales starting on January 18, 2014. The court entered final judgment on the jury verdict on July 17, 2014. Post-trial motions were denied on October 27, 2014 and the matter is currently on appeal.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. We believe the facts and the law do not support the jury’s findings of misappropriation of trade secret and are seeking to overturn the verdict through the appeals process.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  On April 7, 2014, we settled the litigation with Altus Partners and recognized a provision for litigation of $2.0 million.
Bonutti Skeletal Innovations, LLC Litigation
On November 19, 2014, Bonutti Skeletal Innovations, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. Bonutti Skeletal, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, COALITION®, CONTINENTAL®, FORGE®, FORTIFY®, INDEPENDENCE®, INTERCONTINENTAL®, MONUMENT®, NIKO®, RISE®, SIGNATURE®, SUSTAIN®, and TRANSCONTINENTAL® products. Bonutti Skeletal seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Class A Common Stock Market Price
Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” Prior to that time, there was no public trading market for our Class A common stock. The following table sets forth the high and low sales prices per share for our Class A common stock for the periods indicated, as reported by New York Stock Exchange:

Year Ended December 31, 2014:	High	Low
1st Quarter	$27.14	$19.52
2nd Quarter	27.00	22.33
3rd Quarter	24.41	17.45
4th Quarter	24.65	19.00

Year Ended December 31, 2013:	High	Low
1st Quarter	$15.15	$10.55
2nd Quarter	17.37	13.79
3rd Quarter	18.20	16.22
4th Quarter	20.25	16.93
We had approximately 83 stockholders of record as of 1/31/15. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
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
From the IPO effective date through December 31, 2013, we used $16.8 million for an acquisition that occurred in December 2013. The remainder of the net proceeds were invested in marketable securities.
The remaining proceeds from our initial public offering were used for the October 23, 2014, acquisition of Transplant Technologies of Texas, Ltd. for $36.1 million in cash. No further proceeds from the initial public offering remain.

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from August 3, 2012 (which is the date our Class A common stock first began trading on The New York Stock Exchange) through December 31, 2014 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on August 3, 2012, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Company/Index	August 3, 2012	December 31, 2012	June 30, 2013	December 31, 2013	June 30, 2014	December 31, 2014
Globus Medical, Inc.	$100	$78	$125	$149	$177	$176
S&P 500 Index	$100	$104	$118	$137	$147	$156
S&P 500 Health Care Equipment	$100	$106	$121	$135	$151	$170
Item 6. Selected Financial Data
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below.

Statement of Operations Data:	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Sales	$474,371	$434,459	$385,994	$331,478	$288,195
Cost of goods sold	110,857	100,343	75,199	68,796	53,825
Gross profit	363,514	334,116	310,795	262,682	234,370
Operating expenses:
Research and development	31,687	26,870	27,926	23,464	21,309
Selling, general and administrative	187,798	182,518	168,862	140,386	122,589
Provision for litigation loss/(income)	5,667	23,055	(786)	1,470	2,787
Total operating expenses	225,152	232,443	196,002	165,320	146,685
Operating income	138,362	101,673	114,793	97,362	87,685
Other income/(expense), net	280	328	(140)	(413)	54
Income before income taxes	138,642	102,001	114,653	96,949	87,739
Income tax provision	46,157	33,389	40,822	36,165	33,281
Net income	$92,485	$68,612	$73,831	$60,784	$54,458
Net income per common share:
Basic	$0.98	$0.74	$0.82	$0.69	$0.61
Diluted	$0.97	$0.73	$0.80	$0.67	$0.60
Weighted average number of common shares:
Basic	94,227	92,647	89,608	88,112	88,925
Diluted	95,457	94,192	92,208	90,420	91,352

Balance Sheet Data:	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
Cash, cash equivalents and marketable securities	$304,051	$275,452	$212,400	$142,668	$111,701
Working capital	380,613	348,866	320,602	229,504	187,245
Total assets	703,547	566,304	447,133	329,390	266,575
Business acquisition liabilities, including current portion (1)	26,276	17,258	11,344	10,289	—
Stockholders’ equity	$585,454	$472,360	$386,502	$282,476	$228,195

(1)
In connection with acquisitions completed in 2014 through 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable were $38.9 million, $23.9 million, $9.9 million and $7.2 million as of December 31, 2014, 2013, 2012 and 2011, respectively.

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
To date, the primary market for our products has been the United States, where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by our exclusive independent distributors, who distribute our products on our behalf for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives by the end of 2015.
During the year ended December 31, 2014, our international sales accounted for approximately 10% of our total sales. We sell our products through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the expansion of our direct and distributor sales forces and the commercialization of additional products.

Recent Developments
In October 2014, we completed the acquisition of Transplant Technologies of Texas, Ltd. (“TTOT”), an allograft tissue processor based in San Antonio, Texas. TTOT is a provider of human tissue products such as bone allografts, biomaterials and soft tissue products for spine, orthopedics, sports medicine, dental and wound care markets. This acquisition represents a key step in fulfilling our strategy of building a broad business in regenerative biologics. While we currently partner with third party suppliers for our existing allograft products, the acquisition of TTOT will expand our suite of regenerative biologics products. We believe this acquisition will also greatly improve our capabilities for the development of new and innovative human allograft tissue products in the future.
On February 25, 2015, we entered into an agreement to acquire medical device manufacturer Branch Medical Group, Inc. (“BMG”). Under the terms of the agreement we have agreed to pay approximately $52.9 million in cash subject to certain closing adjustments for BMG on a cash-free, debt-free basis. We expect the closing of the acquisition to occur in March 2015 following satisfaction of the applicable closing conditions.
Components of our Results of Operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.
Sales
We sell implants and related disposables, primarily to hospitals, for use by spine surgeons to treat spine disorders. We generally consign our surgical sets, which contain our implants, disposables, surgical instruments and cases to our sales representatives, and the sets are maintained with the sales representatives or at our hospital customers that purchase the implants and related disposables used in the surgeries. We recognize revenue when we are notified that consigned implants and related disposables have been implanted or used, or for sets that are sold directly and not consigned, when title to the goods and risk of loss are transferred to customers with no remaining performance obligations which affect the customer’s final acceptance of the sale. We expect to expand our U.S. and international sales forces, which will provide us with significant opportunity to continue to increase our penetration in existing markets and to enter new international markets. We also expect to increase sales by commercializing new products, but expect the increase of sales from new products to be partially offset by decreased sales of earlier-generation products.
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
Cost of Goods Sold
Our products are generally manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. Beginning in January 2013, our cost of goods sold increased as a result of a medical device excise tax (“MDET”) of up to 2.3% on the sale of certain medical devices in the United States.
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
Excess and Obsolete Inventory. We state inventories at the lower of cost or market. We determine cost on a first-in, first-out basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a reserve for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $7.0 million, $8.2 million and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. We acquired goodwill in connection with the various acquisitions completed. Goodwill is tested for impairment at a minimum on an annual basis. The fair value is estimated using an income and discounted cash flow approach. We completed our annual goodwill and intangible assets impairment test in the fourth quarter of 2014 and determined that there was no impairment.
Intangible assets consist of purchased in-process research and development (“IPR&D”), patents, customer relationships, supplier networks and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
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
Results of Operations
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Innovative Fusion	$270,852	$254,033	$16,819	6.6%
Disruptive Technology	203,519	180,426	23,093	12.8%
Total sales	$474,371	$434,459	$39,912	9.2%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $23.1 million was due primarily to sales of minimally invasive, biologic, artificial disc and interventional pain management products launched during the past three years in addition to the sales from TTOT since the acquistion in late 2014. Innovative Fusion sales increased by $16.8 million due to strong sales of legacy and new pedicle screw systems.

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
United States	$427,091	$396,615	$30,476	7.7%
International	47,280	37,844	9,436	24.9%
Total sales	$474,371	$434,459	$39,912	9.2%
In the United States, the increase in sales of $30.5 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of legacy and new pedicle screw systems.
Internationally, the increase in sales of $9.4 million was due primarily to increased market penetration in existing international territories, as well as sales from expansion into five new countries and new territories in existing countries, with sales increases primarily driven by pedicle screw, minimally invasive and interbody systems.

Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Cost of goods sold	$110,857	$100,343	$10,514	10.5%
Percentage of sales	23.4%	23.1%
The increase in cost of goods sold was due primarily to $7.8 million of increased sales volume and mix, an increase of $2.8 million in freight, and an increase of $2.1 million in depreciation, offset partially by a decrease of $2.2 million for inventory reserves and write-offs and a decrease of $0.7 million due to changes in material and other costs.
Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Research and development	$31,687	$26,870	$4,817	17.9%
Percentage of sales	6.7%	6.2%
The increase in research and development expenses was due primarily to an increase of $3.4 million in employee compensation, due primarily to increased headcount, including employees for the recently acquired surgical robotic positioning system and TTOT, and an increase of $1.4 million in project and clinical trial costs.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Selling, general and administrative	$187,798	$182,518	$5,280	2.9%
Percentage of sales	39.6%	42.0%
The increase in selling, general and administrative expenses was due primarily to an increase of $2.7 million for expansion and growth of our international sales efforts, $3.1 million related to increased compensation costs in the United States to support increased sales volume and company growth, and an increase of $1.4 million in legal expenses and other selling, general and administrative costs, offset by a decrease of $1.9 million related to the reduction of an acquisition related contingent liability.
Provision for Litigation Loss/(Income)

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Provision for litigation loss/(income)	$5,667	$23,055	$(17,388)	(75.4)%
Percentage of sales	1.2%	5.3%
The provision for litigation in the current year was due primarily to the Bianco, Altus and other litigation matters. In the prior year we recognized the DePuy Synthes charge of $18.2 million.

For additional information regarding litigation, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies” below for more information.
Other Income, Net

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Other income, net	$280	$328	$(48)	(14.6)%
Percentage of sales	0.1%	0.1%
The decrease in other income, net is due primarily to increases in foreign exchange losses and decreases in miscellaneous income, partially offset by increases in interest income.
Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Income tax provision	$46,157	$33,389	$12,768	38.2%
Effective income tax rate	33.3%	32.7%
The increase in the effective tax rate was due primarily to the timing of the previous American Taxpayer Relief Act of 2012 (the “ATRA”). Under prior law, a taxpayer was entitled to a research and experimentation tax credit for qualifying amounts incurred through December 31, 2011. The ATRA, which was signed into law on January 2, 2013, extended the research and experimentation tax credit from January 1, 2012 through December 31, 2013. However, as of December 31, 2012, no benefit could be recognized for this tax credit, and therefore, we recognized the credit during 2013 in accordance with accounting guidance.
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
The increase in cost of goods sold was due to increased sales volume (an increase in cost of sales of $8.6 million), the Medical Device Excise Tax ($7.2 million), increases in inventory reserves and write-offs due to new product launches of $4.1 million and an increase in depreciation of surgical instruments and cases, distribution and other costs of approximately$3.9 million . Additionally, a $1.3 million provision for litigation loss was recorded as a component of cost of sales related to the unfavorable jury verdict in one of our pending lawsuits (see Provision for Litigation Loss/(Income) below).
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
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, Adjusted EBITDA, which represents net income before interest (income)/expense, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration in connection with business acquisitions and other acquisition related costs, provision for litigation loss/(income), and provision for litigation loss -cost of goods sold, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Year Ended
(In thousands, except percentages)	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$92,485	$68,612	$73,831
Interest income, net	(805)	(467)	(80)
Provision for income taxes	46,157	33,389	40,822
Depreciation and amortization	21,754	19,397	18,108
EBITDA	159,591	120,931	132,681
Stock-based compensation	7,111	5,177	4,635
Provision for litigation loss/(income)	5,667	23,055	(786)
Provision for litigation loss - cost of good sold	—	1,260	—
Change in fair value of contingent consideration and other acquisition related costs	(937)	120	119
Adjusted EBITDA	$171,432	$150,543	$136,649
Adjusted EBITDA as a percentage of sales	36.1%	34.7%	35.4%
Adjusted EBITDA for the years ended December 31, 2014 and 2013 was unfavorably affected by 1.5% and 1.6%, respectively, due to the impact of the MDET that went into effect on January 1, 2013. The impact of MDET was partially offset by operating efficiencies with respect to selling, general & administrative expenses.
In addition, for the year ended December 31, 2014 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation loss/(income) and provision for litigation loss - cost of goods sold, net of the tax effects of such provisions. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operative performance from period to period as it removes the effects of litigations which we believe are not reflective of underlying business trends.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Year Ended
(Per share amounts)	December 31, 2014	December 31, 2013	December 31, 2012
Diluted earnings per share, as reported	$0.97	$0.73	$0.80
Provision for litigation loss/(income), net of taxes	0.04	0.16	(0.01)
Provision for litigation loss - cost of goods sold, net of taxes	—	0.01	—
Non-GAAP diluted earnings per share	$1.01	$0.90	$0.79
We also define Free Cash Flow as the net cash flows provided by operating activities, adjusted for the impact of restricted cash, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall financial performance for the comparative periods as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions. Below is a reconciliation of Free Cash Flow to net cash provided by operating activities as computed in accordance with U.S. GAAP.

	Year Ended
(Per share amounts)	December 31, 2014	December 31, 2013	December 31, 2012
Net cash provided by operating activities	$79,172	$93,471	$76,519
Adjustment for impact of restricted cash	23,370	—	—
Purchases of property and equipment	(24,754)	(23,680)	(24,684)
Free cash flow	$77,788	$69,791	$51,835
In December 2014, we set aside $23.4 million in cash for the payment of a portion of the Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. Restricted cash unfavorably affected our net cash provided by operating activities for the year ended December 31, 2014. (For additional information regarding litigation, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies” below for more information.)
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

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2014 - 2013 Change	2013 - 2012 Change
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012	$	$
Net cash provided by operating activities	$79,172	$93,471	$76,519	$(14,299)	$16,952
Net cash used in investing activities	(100,000)	(227,150)	(30,715)	127,150	(196,435)
Net cash provided by financing activities	12,946	11,011	24,025	1,935	(13,014)
Effect of foreign exchange rate changes on cash	185	230	(97)	(45)	327
Increase/(decrease) in cash and cash equivalents	$(7,697)	$(122,438)	$69,732	$114,741	$(192,170)
The decrease in cash and cash equivalents for the year ended December 31, 2014 was due primarily to our continued cash management program to invest in more marketable securities in an effort to increase the returns on our cash and cash equivalents. During the year ended December 31, 2014, we purchased $39.1 million of marketable securities, net of maturities and sales. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2014. In addition to our purchases of property and equipment in the normal course of business, we also used $36.1 million for the purchase of TTOT. Furthermore, during December 2014, we set aside $23.4 million as restricted cash during the appeals of two litigation cases, which unfavorably affected net cash provided by operations. During the year ended December 31, 2014, our total cash, cash equivalents, and marketable securities increased $28.6 million See “Liquidity and Capital Resources” below.
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities for the year ended December 31, 2014 was due primarily to an increase in restricted cash of $23.4 million, offset partially by the $11.8 million increase in net income excluding provision for litigation (net of taxes).
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
Cash Used in Investing Activities
The decrease in net cash used in investing activities was due primarily to the $147.6 million decrease in the amount of cash invested in marketable securities in comparative periods. During the year ended December 31, 2014 we had a net outflow of $39.1 million of cash invested in marketable securities, net of maturities and sales, whereas in the prior year, we had a net cash outflow of $186.7 million. This increase was partilly offset by an increase in cash used for acquisitions of $19.4 million.
The increase in net cash used in investing activities for the year ended December 31, 2013 was attributable to $186.7 million of cash invested in marketable securities, net of maturities and sales, the increase in cash used for acquisitions of $10.7 million, partially offset by a $1.0 million decrease in the purchases of property and equipment over the prior year.
Cash Provided by Financing Activities
The cash provided by financing activities for the year ended December 31, 2014 was due primarily to the net proceeds of $9.7 million received from the issuance of common stock from the exercise of stock options along with the $4.4 million increase in our excess tax benefit related to our nonqualified stock option exercises.
The cash provided by financing activities for the year ended December 31, 2013 was due primarily to the net proceeds of $7.6 million received from the issuance of common stock from the exercise of stock options along with the $4.8 million increase in our excess tax benefit related to our nonqualified stock option exercises.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	December 31, 2014	December 31, 2013
Cash and cash equivalents	$82,265	$89,962
Short-term marketable securities	146,439	148,962
Long-term marketable securities	75,347	36,528
Total cash, cash equivalents and marketable securities	$304,051	$275,452

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$380,613	$348,866
During the year ended December 31, 2014, our total cash, cash equivalents and marketable securities increased $28.6 million, primarily as a result of our cash provided by operating activities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2014.
On February 25, 2015, we entered into an agreement to acquire medical device manufacturer Branch Medical Group, Inc. (“BMG”). Under the terms of the agreement we have agreed to pay approximately $52.9 million in cash subject to certain closing adjustments for BMG on a cash-free, debt-free basis. We expect the closing of the acquisition to occur in March 2015 following satisfaction of the applicable closing conditions.
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility extends to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2014, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2014. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the sizes of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2014. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1,630	$700	$825	$105	$—
Purchase obligations(1)	699	649	50	—	—
Deferred purchase price liabilities(2)	2,000	1,200	800	—	—
Total	$4,329	$2,549	$1,675	$105	$—
______________

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.

(2)
In connection with acquisitions completed in 2014 though 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $38.9 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets. We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable debt securities. We also believe that there has been no material quantitative changes in our market risk exposure between December 31, 2014 and December 31, 2013.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities portfolio. At December 31, 2014, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.
In general, our investments in cash equivalents and marketable debt securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on our investments while maintaining adequate liquidity. In 2013, we changed our cash management program to invest in more marketable securities in an effort to increase returns on our cash and cash equivalents. To achieve our investment objectives, we maintain a portfolio of various holdings, types and maturities and invest in securities that meet or exceed our investment policy standards, such as high credit quality debt securities.
We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2014, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.
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
We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II in Item 15 (a) (2). We also have audited Globus Medical, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globus Medical, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globus Medical, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Globus Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2015

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$82,265	$89,962
Restricted cash	23,370	—
Short-term marketable securities	146,439	148,962
Accounts receivable, net of allowances of $1,647 and $1,581, respectively	75,430	62,414
Inventories	90,945	70,350
Prepaid expenses and other current assets	5,742	5,080
Income taxes receivable	5,772	2,723
Deferred income taxes	40,062	37,317
Total current assets	470,025	416,808
Property and equipment, net of accumulated depreciation of $118,544 and $99,910	69,475	64,150
Long-term marketable securities	75,347	36,528
Intangible assets, net	34,529	29,537
Goodwill	53,196	18,372
Other assets	975	909
Total assets	$703,547	$566,304

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,904	$10,073
Accounts payable to related-party	5,359	2,656
Accrued expenses	61,499	51,125
Income taxes payable	569	2,358
Business acquisition liabilities, current	6,081	1,730
Total current liabilities	89,412	67,942
Business acquisition liabilities, net of current portion	20,195	15,528
Deferred income taxes	5,166	6,385
Other liabilities	3,320	4,089
Total liabilities	118,093	93,944
Commitments and contingencies (Note 14)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 70,828 and 66,065 shares at December 31, 2014 and 2013, respectively	71	66
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 and 27,378 shares at December 31, 2014 and 2013, respectively	24	27
Additional paid-in capital	175,242	153,987
Accumulated other comprehensive loss	(1,657)	(1,009)
Retained earnings	411,774	319,289
Total equity	585,454	472,360
Total liabilities and equity	$703,547	$566,304
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	December 31, 2014	December 31, 2013	December 31, 2012
Sales	$474,371	$434,459	$385,994
Cost of goods sold	110,857	100,343	75,199
Gross profit	363,514	334,116	310,795

Operating expenses:
Research and development	31,687	26,870	27,926
Selling, general and administrative	187,798	182,518	168,862
Provision for litigation loss/(income)	5,667	23,055	(786)
Total operating expenses	225,152	232,443	196,002

Operating income	138,362	101,673	114,793

Other income/(expense), net:
Interest income, net	805	467	80
Foreign currency transaction loss	(899)	(804)	(220)
Other income	374	665	—
Total other income/(expense), net	280	328	(140)

Income before income taxes	138,642	102,001	114,653
Income tax provision	46,157	33,389	40,822

Net income	$92,485	$68,612	$73,831

Earnings per share:
Basic	$0.98	$0.74	$0.82
Diluted	$0.97	$0.73	$0.80
Weighted average shares outstanding:
Basic	94,227	92,647	89,608
Dilutive stock options	1,230	1,545	2,600
Diluted	95,457	94,192	92,208

Anti-dilutive stock equivalents excluded from weighted average calculation	1,666	1,975	2,383
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$92,485	$68,612	$73,831
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(96)	32	—
Change in accumulated foreign currency translation gain/(loss)	(552)	(274)	435
Total other comprehensive income/(loss)	(648)	(242)	435
Comprehensive income	$91,837	$68,370	$74,266
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Convertible preferred stock		Class A Common stock		Class B Common Stock		Class C Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
(In thousands)	Shares	$	Shares	$	Shares	$	Shares	$				Total
Balance at December 31, 2011	50,691	$51	7,453	$8	65,018	$65	58	$—	$106,708	$(1,202)	$176,846	$282,476
Stock-based compensation	—	—	—	—	—	—	—	—	4,635	—	—	4,635
Exercise of stock options	—	—	898	1	147	—	16	—	1,503	—	—	1,504
Tax benefit related to nonqualified stock options exercised	—	—	—	—	—	—	—	—	2,661	—	—	2,661
Pre IPO conversion to Class A	—	—	690	1	(690)	(1)	—	—	—	—	—	—
Conversion in conjunction with IPO	(50,691)	(51)	52,768	52	(37,097)	(37)	(74)	—	36	—	—	—
Issuance of common stock from IPO, net of expenses	—	—	2,083	2	—	—	—	—	20,958	—	—	20,960
Comprehensive income	—	—	—	—	—	—	—	—	—	435	73,831	74,266
Balance at December 31, 2012	—	—	63,892	64	27,378	27	—	—	136,501	(767)	250,677	386,502
Stock-based compensation	—	—	—	—	—	—	—	—	5,177	—	—	5,177
Exercise of stock options	—	—	2,173	2	—	—	—	—	7,553	—	—	7,555
Tax benefit related to nonqualified stock options exercised	—	—	—	—	—	—	—	—	4,756	—	—	4,756
Comprehensive income	—	—	—	—	—	—	—	—	—	(242)	68,612	68,370
Balance at December 31, 2013	—	—	66,065	66	27,378	27	—	—	153,987	(1,009)	319,289	472,360
Conversion to Class A	—	—	3,500	3	(3,500)	(3)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	7,111	—	—	7,111
Exercise of stock options	—	—	1,263	2	—	—	—	—	9,736	—	—	9,738
Tax benefit related to nonqualified stock options exercised	—	—	—	—	—	—	—	—	4,408	—	—	4,408
Comprehensive income	—	—	—	—	—	—	—	—	—	(648)	92,485	91,837
Balance at December 31, 2014	—	$—	70,828	$71	23,878	$24	$—	$—	$175,242	$(1,657)	$411,774	$585,454
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income	$92,485	$68,612	$73,831
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,754	19,397	18,108
Amortization of premium on marketable securities	2,680	2,358	—
Provision for excess and obsolete inventories	6,962	8,212	6,119
Stock-based compensation	7,111	5,177	4,635
Allowance for doubtful accounts	318	693	363
Change in deferred income taxes	(4,379)	(14,858)	(6,079)
(Increase) decrease in:
Restricted cash	(23,370)	—	—
Accounts receivable	(12,667)	(9,612)	(6,886)
Inventories	(18,001)	(16,678)	(20,541)
Prepaid expenses and other assets	(249)	(2,955)	(117)
Increase (decrease) in:
Accounts payable	4,628	1,840	3,048
Accounts payable to related party	2,703	100	1,378
Accrued expenses and other liabilities	4,018	26,963	4,208
Income taxes payable/receivable	(4,821)	4,222	(1,548)
Net cash provided by operating activities	79,172	93,471	76,519

Cash flows from investing activities:
Purchases of marketable securities	(251,422)	(240,892)	—
Maturities of marketable securities	184,567	40,560	—
Sales of marketable securities	27,737	13,637	—
Purchases of property and equipment	(24,754)	(23,680)	(24,684)
Acquisition of businesses	(36,128)	(16,775)	(6,031)
Net cash used in investing activities	(100,000)	(227,150)	(30,715)

Cash flows from financing activities:
Payment of business acquisition liabilities	(1,200)	(1,300)	(1,100)
Net proceeds from initial public offering	—	—	20,960
Net proceeds from issuance of common stock	9,738	7,555	1,504
Excess tax benefit related to nonqualified stock options	4,408	4,756	2,661
Net cash provided by financing activities	12,946	11,011	24,025

Effect of foreign exchange rate on cash	185	230	(97)

Net increase/(decrease) in cash and cash equivalents	(7,697)	(122,438)	69,732
Cash and cash equivalents, beginning of period	89,962	212,400	142,668
Cash and cash equivalents, end of period	$82,265	$89,962	$212,400

Supplemental disclosures of cash flow information:
Interest paid	32	96	63
Income taxes paid	$51,096	$38,719	$44,875
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
Certain reclassifications have been made to prior period statements to conform to the current period presentation.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inventory, useful lives of assets, the outcome of litigation, and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.
(e) Foreign Currency Translation
The functional currency of our foreign subsidiaries is their local currency. Assets and liabilities of the foreign subsidiaries are translated at the period end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income. Gains and losses arising from intercompany foreign transactions are included in other income/(expense) on the consolidated statement of operations. We recognized foreign exchange transaction losses in other income/(expense) of $0.9 million, $0.8 million, and $0.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
(f) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with a maturity of three months or less when purchased.
(g) Restricted Cash
In December 2014, we set aside $23.4 million in cash for the payment of a portion of the Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. See “Note 14. Commitments and Contingencies” below for more details regarding these litigations.
(h) Accounts Receivable and Allowance for Doubtful Accounts
The majority of our accounts receivable is composed of amounts due from hospitals. We carry our accounts receivable at cost less an allowance for doubtful accounts. On a regular basis, we evaluate our accounts receivable and estimate an allowance for doubtful accounts, as needed, based on various factors such as our customers’ current credit conditions, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.
(i) Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising our customer base. We perform ongoing credit evaluations of our customers and generally do not require collateral.
There was no customer that accounted for 10% or more of sales for the years ended December 31, 2014, 2013, and 2012, respectively.
(j) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for-sale as of December 31, 2014. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
(k) Inventories
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
(l) Property and Equipment
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
(m) Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. For the year ended December 31, 2014, we performed a qualitative test for impairment as permitted under Financial Accounting Standards Board (“FASB”) authoritative guidance. During the years ended December 31, 2014, 2013 and 2012, we did not record any impairment charges related to goodwill.
Intangible assets consist of purchased in-process research and development (“IPR&D”), supplier network, patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
We completed our annual qualitative indefinite lived intangible asset impairment review in the fourth quarter of 2014 and determined that our intangible assets were not impaired.
(n) Impairment of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. We reviewed our long-lived assets over the course of 2014 and 2013 and recorded an immaterial impairment charge as a component of cost of goods sold during 2013; there was no impairment of our long-lived assets during 2014.
(o) Revenue Recognition
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
(p) Research and Development
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(q) Stock-Based Compensation
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
(r) Income Taxes
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
(r) Fair Value of Financial Instruments
As of December 31, 2014, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature. We classify our financial assets and liabilities that are measured at fair value into one of the three categories based upon inputs used to determine fair value. See “Note 5. Fair Value Measurements” below for more details regarding inputs and classifications.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(s) Advertising Expense
We expense advertising costs as they are incurred. Advertising expense was $0.5 million, $0.5 million and $0.4 million, for the years ended December 31, 2014, 2013, and 2012, respectively.
(t) Legal Costs
We expense legal costs related to loss contingencies as incurred.
(u) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposed a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. We account for the MDET as a component of our cost of goods sold. For the years ended December 31, 2014 and 2013, we recognized expenses of $7.1 million and $7.2 million, respectively.
(v) Recently Issued Accounting Pronouncements
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
NOTE 2. ACQUISITIONS
On October 23, 2014, we entered into an equity interest purchase agreement with Transplant Technologies of Texas, Ltd. (“TTOT”), an allograft tissue processor located in San Antonio, Texas, pursuant to which we acquired 100% of the equity interests for $36.1 million. In addition to the initial purchase price, we may be obligated to make milestone payments of up to $15.0 million over the next three years based primarily on sales thresholds from the product lines we acquired.
TTOT was privately held and provides human tissue products including bone allografts, biomaterials, and soft tissue products for spine, orthopedics, sports medicine, dental, and wound care markets and represents a key step in fulfilling our strategy of building a broad business in regenerative biologics. While we currently partner with third party suppliers for our existing allograft products, the acquisition of TTOT will expand our suite of regenerative biologics products. We believe this acquisition will also improve our capabilities for the development of new and innovative human allograft tissue products in the future.
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded goodwill of $34.8 million. The results of operations of TTOT have been included in our results of operations from the date of acquisition. Prior-period results have not been restated and pro forma supplemental financial

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information is not provided as the impact of the TTOT acquisition is immaterial to the operating results for the years ended December 31, 2014 and December 31, 2013. Amounts recognized for assets acquired and liabilities assumed are based on preliminary purchase price allocations and on certain management judgments. These preliminary allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible and intangible assets, and estimates of the useful lives of tangible and amortizable intangible assets. The final purchase price allocations will be completed after we finalize our third-party appraisal, review all available data, and complete our own internal assessments. We expect to complete our final purchase price allocations by the end of March 2015. Any additional adjustments resulting from finalization of the purchase price allocations for TTOT will affect the amount assigned to goodwill.
As of December 31, 2014, we recorded the following preliminary purchase price allocation for the identifiable tangible and intangible assets and liabilities of TTOT:

(In thousands)
Consideration:
Cash paid at closing	$36,128
Contingent consideration	11,300	(1)
Fair value of consideration	$47,428

Identifiable assets acquired and liabilities assumed:
Inventory	$9,599
Supplier network	3,800
Customer relationships	1,600
Accounts receivable	1,529
Equipment	518
Trade names	300
Other assets	292
Accounts payable and accrued expenses	(5,034)
Total identifiable net assets	12,604

Goodwill	34,824
Total allocated purchase price	$47,428

(1)
The contingent consideration relates to the achievement of certain sales milestones. As of December 31, 2014, the aggregate, undiscounted amount of contingent consideration that we could pay related to the acquisitions ranges from zero to $15.0 million (see “Note 5. Fair Value Measurements” below).

On December 23, 2013, we entered into an asset purchase agreement with a small robotics development company, pursuant to which we acquired substantially all of its assets for $16.8 million. In addition to the initial purchase price, we may be obligated to make a milestone payment and revenue sharing payments based upon a percentage of net sales of certain products based on the intellectual property we acquired in the transaction. The acquired company was privately held and is focused on developing a next generation surgical robotic positioning platform for spine, brain and therapeutic markets. The technology is intended to enable surgeons to perform minimally invasive and percutaneous surgical procedures with greater accuracy, safety and reproducibility than is currently available. We accounted for this acquisition under the purchase method

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of accounting, and as a result, recorded goodwill of $3.0 million. The table below represents the valuation of the assets acquired and liabilities assumed as part of this 2013 purchase:

(In thousands)
Identifiable intangible assets:
In-process research & development	$20,460
Non-compete agreements	20
Contingent consideration	(6,704)	(2)
Total identifiable net assets	13,776
Goodwill	2,999
Net assets acquired	$16,775

(2)
The contingent consideration relates to the achievement of certain regulatory milestones and royalties. As of December 31, 2013, the aggregate, undiscounted amount of contingent consideration that we could pay related to the acquisitions ranged from zero to $14.3 million (see “Note 5. Fair Value Measurements” below).

On July 18, 2012, we entered into an asset purchase agreement with a global medical device company, pursuant to which we acquired substantially all of its assets for $6.0 million. In addition to the initial purchase price, we may be obligated to make revenue sharing payments based upon a percentage of net sales of products we acquired from it. We accounted for this acquisition under the purchase method of accounting and as a result, recorded goodwill of $5.6 million. The table below represents the assets acquired and liabilities assumed as part of this 2012 purchase:

(In thousands)
Inventory	$158
Identifiable intangible assets:
Customer relationships	120
Non-compete agreements	80
Patents	2,420
Contingent consideration	(2,311)
Total identifiable net assets	467
Goodwill	5,564
Net assets acquired	$6,031
These acquisitions, which expand our product pipeline, did not have a material effect on our consolidated net sales or operating income for the years ended December 31, 2014, 2013 or 2012. The assets acquired and liabilities assumed as a result of the acquisitions were included in our consolidated balance sheet as of the acquisition dates. The purchase price for each of the acquisitions was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill from these acquisitions is deductible for tax purposes.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the IPR&D was determined using a relief from royalty approach, including a pre-tax royalty rate ranging between 4% and 9% and a discount rate ranging between 13.5% and 19%. IPR&D will become an amortizable asset upon completion of the projects, which are currently expected to be completed between 2016 and 2020. The estimated costs to complete the IPR&D projects are approximately $14.1 million as of December 31, 2014.
The following table provides a reconciliation of the beginning and ending balances of contingent payments associated with acquisitions during the years ended December 31, 2014 and December 31, 2013:

(In thousands)
Balance at December 31, 2012	$7,358
Purchase price contingent consideration	6,704
Contingent payments	(5)
Changes in fair value of contingent consideration classified in operating expenses	120
Balance at December 31, 2013	14,177
Purchase price contingent consideration	11,300
Contingent payments	(11)
Changes in fair value of contingent consideration classified in operating expenses (1)	(1,131)
Balance at December 31, 2014	$24,335

(1)	Reduction in fair value during 2014 due primarily to reductions to a contingent royalty accrual, offset partially by increases in other royalty and milestone accruals.
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		December 31, 2014
(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	3,800	(88)	3,712
Customer relationships & other intangibles	7.3	5,525	(1,344)	4,181
Patents	17.0	2,420	(344)	2,076
Total intangible assets		$36,305	$(1,776)	$34,529

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31, 2013
(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Customer relationships & other intangibles	9.5	3,623	(864)	2,759
Patents	17.0	2,420	(202)	2,218
Total intangible assets		$30,603	$(1,066)	$29,537
Amortization expense was as follows:

(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Intangible asset amortization expense	$710	$528	$468
Expected future intangible asset amortization as of December 31, 2014 is as follows:

(In thousands)	Annual Amortization
Year ending December 31:
2015	$1,545
2016	1,541
2017	1,423
2018	856
2019	852
Thereafter	3,752
Total	$9,969

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		December 31, 2014
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$28,684	$2	$(3)	$28,683
Corporate debt securities	Less than 1	73,066	7	(42)	73,031
Commercial paper	Less than 1	44,663	8	—	44,671
Asset backed securities	Less than 1	54	—	—	54
Total short-term marketable securities		$146,467	$17	$(45)	$146,439

Long-term:
Municipal bonds	1-2	$26,005	$3	$(36)	$25,972
Corporate debt securities	1-2	19,617	3	(22)	19,598
Asset backed securities	1-2	21,236	1	(8)	21,229
Securities of U.S. government-sponsored agencies	1-2	8,564	—	(16)	8,548
Total long-term marketable securities		$75,422	$7	$(82)	$75,347

		December 31, 2013
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$77,342	$17	$(15)	$77,344
Corporate debt securities	Less than 1	35,525	15	(11)	35,529
Commercial paper	Less than 1	36,083	6	—	36,089
Total short-term marketable securities		$148,950	$38	$(26)	$148,962

Long-term:
Municipal bonds	1-2	$12,304	$13	$(1)	$12,316
Corporate debt securities	1-2	17,533	27	—	17,560
Asset backed securities	1-2	6,651	2	(1)	6,652
Total long-term marketable securities		$36,488	$42	$(2)	$36,528
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$9,802	$1,302	$8,500	$—
Municipal bonds	54,655	—	54,655	—
Corporate debt securities	92,629	—	92,629	—
Commercial paper	44,671	—	44,671	—
Asset-backed securities	21,283	—	21,283	—
Securities of U.S. government-sponsored agencies	8,548	—	8,548	—

Liabilities
Contingent consideration	24,335	—	—	24,335

	Balance at
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$20,363	$800	$19,563	$—
Municipal bonds	89,660	—	89,660	—
Corporate debt securities	53,089	—	53,089	—
Commercial paper	36,089	—	36,089	—
Asset-backed securities	6,652	—	6,652	—

Liabilities
Contingent consideration	14,177	—	—	14,177
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 6. INVENTORIES

(In thousands)	December 31, 2014	December 31, 2013
Raw materials	$8,847	$1,369
Work in process	2,490	2,820
Finished goods	79,608	66,161
Total	$90,945	$70,350
NOTE 7. PROPERTY AND EQUIPMENT

(In thousands)	Useful Life	December 31, 2014	December 31, 2013
Land	—	$4,116	$3,769
Buildings and improvements	30	10,369	9,541
Equipment	5-7	17,783	14,588
Instruments	3	123,864	107,867
Modules and cases	3	25,155	22,325
Other property and equipment	3-5	6,732	5,970
		188,019	164,060
Less: accumulated depreciation		(118,544)	(99,910)
Total		$69,475	$64,150
Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense related to property and equipment was as follows:

(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Depreciation	$21,044	$18,869	$17,640
NOTE 8. ACCRUED EXPENSES

(In thousands)	December 31, 2014	December 31, 2013
Compensation and other employee-related costs	$19,933	$17,428
Legal and other settlements and expenses	27,686	23,765
Accrued non-income taxes	4,720	2,938
Other	9,160	6,994
Total accrued expenses	$61,499	$51,125
NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility extends to May 2015. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2014, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	the automatic conversion of all shares of our Class C Common to 73,554 shares of our Class A Common; and

•	the automatic conversion of 3,039,385 shares of Class B Common to 3,039,385 shares of Class A Common upon their sale by the selling stockholders.
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
December 31, 2014	70,828,187	23,877,556	94,705,743
December 31, 2013	66,065,197	27,377,556	93,442,753
NOTE 11. STOCK-BASED COMPENSATION
We have three stock plans: our Amended and Restated 2003 Stock Plan, our 2008 Stock Plan, and our 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan is the only remaining active stock plan.  The purpose of these stock plans was, and the 2012 Plan is, to provide incentive to employees, directors, and consultants of Globus.  The Plans are administered by the Board or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest monthly over a four-year period.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014, pursuant to the 2012 Plan, there were 9,085,832 shares of Class A Common stock reserved and 6,019,966 shares of Class A Common stock available for future grants.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Weighted average grant date per share fair value	$9.63	$6.34	$5.90
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
Risk-free interest rate	1.51%	-	1.95%	0.98%	-	1.74%	0.90%	-	1.10%
Expected term (years)	5.3	-	6.4	6.1	-	6.4	6
Expected volatility	35.0%	-	41.0%	41.0%	-	44.0%	44.0%	-	47.0%
Expected dividend yield	—%			—%			—%
Stock option activity during the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2011	6,454	$5.14
Granted	1,228	13.10
Exercised	(1,061)	1.42
Forfeited	(368)	9.55
Outstanding at December 31, 2012	6,253	6.99
Granted	1,222	14.78
Exercised	(2,173)	3.48
Forfeited	(416)	12.23
Outstanding at December 31, 2013	4,886	10.04
Granted	1,495	23.45
Exercised	(1,263)	7.71
Forfeited	(264)	15.33
Outstanding at December 31, 2014	4,854	14.50	7.1	$45,731
Exercisable at December 31, 2014	2,390	9.08	5.4	35,093
Expected to vest at December 31, 2014	2,464	$19.76	8.8	$10,638
We use the Black Scholes pricing model to determine the fair value of our stock options (see “Note 1. Background and Summary of Significant Accounting Policies, (q) Stock-Based Compensation” above). Subsequent to the February 2012 and March 2012 stock option grants, we reassessed the fair value

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of our stock options on those dates of grant by updating the assumptions and facts considered in an October 2011 valuation report upon which we relied to take into account our actual results, market conditions, comparable company results, and the timing of our IPO.
Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Compensation expense related to stock options	$7,111	$5,177	$4,635
Intrinsic value of stock options exercised	20,216	25,034	12,507
As of December 31, 2014, there was $16.1 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.
NOTE 12. INCOME TAXES
The components of income before income taxes are as follows:

		Year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Domestic	$137,643	$101,424	$114,176
Foreign	999	577	477
Total	$138,642	$102,001	$114,653
The components of the provision/(benefit) for income taxes are as follows:

		Year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Current:
Federal	$43,561	$41,741	$40,338
State	6,097	6,118	6,419
Foreign	519	912	345
	50,177	48,771	47,102
Deferred:
Federal	(3,630)	(14,088)	(5,510)
State	(357)	(1,210)	(352)
Foreign	(33)	(84)	(418)
	(4,020)	(15,382)	(6,280)
Total	$46,157	$33,389	$40,822

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	2.8	2.9
Domestic production activities deduction	(2.7)	(3.5)	(2.3)
Tax credits	(1.2)	(1.7)	(0.1)
Nondeductible expenses	0.7	1.7	1.4
Other	(1.1)	(1.6)	(1.3)
Effective tax rate	33.3%	32.7%	35.6%
Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

(In thousands)	December 31, 2014	December 31, 2013
Deferred tax assets:
Inventory reserve	$22,808	$19,635
Accruals, reserves, and other currently not deductible	19,043	17,133
Stock-based compensation	5,548	5,152
Foreign net operating loss carryforwards	418	724
Total deferred tax assets	47,817	42,644
Valuation allowance	(45)	(327)
Total deferred tax assets, net of valuation allowance	47,772	42,317
Deferred tax liabilities:
Depreciation and amortization	(9,865)	(9,759)
Other	(2,643)	(1,229)
Total deferred tax liabilities	(12,508)	(10,988)
Net deferred tax assets	$35,264	$31,329
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2014. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Of the amounts presented above, $0.4 million of long-term deferred tax assets is included as a component of other assets on our consolidated balance sheet as of December 31, 2014 and 2013.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Unrecognized tax benefits at the beginning of the year	$3,978	$3,500	$2,799
Additions related to current year tax positions	—	661	673
Additions related to prior year tax positions	614	64	46
Reductions related to prior year tax positions	(209)	(109)	(18)
Lapse of statute of limitations	(202)	(138)	—
Settlements	(953)	—	—
Unrecognized tax benefits at the end of the year	$3,228	$3,978	$3,500
The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$838	$1,184	$747
Interest and penalties are recorded in the statement of operations as provision for income taxes. The total interest and penalties recorded in the statement of operations was nominal for the years ended December 31, 2014, 2013 and 2012. Our uncertain tax benefits could increase in the next twelve months as we continue our current transfer pricing policies and deduct additional tax credits. We are unable to estimate a range of reasonably possible changes in our uncertain tax benefits in the next twelve months. In 2014, we settled the IRS audits of 2011 and 2012 tax years, resulting in no adjustments. The tax years that remained subject to examination by a major tax jurisdiction as of December 31, 2014 were 2009 and beyond for Switzerland; 2010 and beyond for India, Belgium, Germany, and Poland; 2011 and beyond for Denmark, Sweden and Australia; 2012 and beyond for South Africa and Israel; 2013 and beyond for the United States, the United Kingdom, Netherlands, and France.
On December 19, 2014, the Tax Increase Prevention Act of 2014 (the “TIPA”) was signed into law. One of the provisions of the TIPA was the reinstatement of the research and experimentation tax credit from January 1, 2014 through December 31, 2014. As of December 31, 2014 a benefit was recognized for this tax credit and is included in the 2014 tax provision.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. LEASES
The Company leases certain equipment and office facilities under operating leases. As of December 31, 2014, minimum future rental payments under operating leases for each of the next five years are as follows:

(In thousands)
Year ending December 31:
2015	$700
2016	546
2017	279
2018	105
2019	—
Thereafter	—
Total	$1,630
Rent expense related to all operating leases recognized as a component of selling, general and administrative expenses was as follows:

		Year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Rent expense	$676	$424	$419
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
N-Spine, Synthes and Depuy Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA seek injunctive relief and an unspecified amount in damages. We intend to defend our rights vigorously. This

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matter was stayed on July 14, 2011 pending the resolution of an inter partes reexamination on the asserted patent granted by the U.S. Patent and Trademark Office (“USPTO”) in February 2011. In December 2011, the examiner withdrew the original grounds of rejection of the asserted patent and we appealed the examiner’s decision. In January 2014, the USPTO ruled on the appeal, rejecting certain claims in view of the prior art and affirming certain other claims. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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
For the year ended December 31, 2013, we accrued $19.5 million in damages and other litigation-related costs related to this case, of which $1.3 million was included in provision for litigation loss (cost of goods sold, due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation loss (operating expense). During the year ended December 31, 2014, we accrued an additional $0.6 million in interest included in provision for litigation related to this litigation.
L5 Litigation
In December 2009, we filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against our former exclusive independent distributor L5 Surgical, LLC and its principals, seeking an injunction

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NuVasive Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS™ 3V retractor for use in certain lateral fusion procedures. NuVasive sought injunctive relief and an unspecified amount in damages. This matter was settled on Feburary 12, 2015 for an undisclosed amount.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County, Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with its contracts with those employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive sought compensatory damages, permanent injunction, punitive damages and attorneys’ fees. This matter was settled on Feburary 12, 2015 for an undisclosed amount.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleges that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft and seeks correction of inventorship, injunctive relief and exemplary damages. On April 20, 2012, Bianco filed a motion for a preliminary injunction, seeking to enjoin us from making, using, selling, importing or offering for sale our CALIBER® product. On November 15, 2012, the court denied Bianco’s motion for preliminary injunction. On October 1, 2013, Bianco amended his complaint to include that his trade secrets and confidential information were also used improperly in developing our RISE® and CALIBER®-L products.
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We have accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. On March 17, 2014, the court denied Bianco’s claim for permanent injunctive relief. On July 2, 2014, the court awarded Bianco an ongoing royalty of 5% of the net sales of the CALIBER®, CALIBER®-L, and RISE® products, or products that are not colorably different from those

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

products, for a fifteen year period on sales starting on January 18, 2014. The court entered final judgment on the jury verdict on July 17, 2014. Post-trial motions were denied on October 27, 2014 and the matter is currently on appeal.
We do not expect the verdict to impact our ability to conduct our business or to have any material impact on our future revenues. We believe the facts and the law do not support the jury’s findings of misappropriation of trade secret and are seeking to overturn the verdict through the appeals process.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement.  On April 7, 2014, we settled the litigation with Altus Partners and recognized a provision for litigation of $2.0 million.
Bonutti Skeletal Innovations, LLC Litigation
On November 19, 2014, Bonutti Skeletal Innovations, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. Bonutti Skeletal, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, COALITION®, CONTINENTAL®, FORGE®, FORTIFY®, INDEPENDENCE®, INTERCONTINENTAL®, MONUMENT®, NIKO®, RISE®, SIGNATURE®, SUSTAIN®, and TRANSCONTINENTAL® products. Bonutti Skeletal seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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
Company contributions to these retirement plans were as follows:

	Year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
401(k) and other retirement plan contributions	$2,185	$2,106	$1,055

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. RELATED-PARTY TRANSACTIONS
We have contracted with a third-party manufacturer in which certain of our senior management and significant stockholders have or had ownership interests and leadership positions.
We have purchased the following amounts of products and services from the supplier:

	Year Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Purchases from related-party supplier	$21,948	$20,039	$20,159
As of December 31, 2014 and December 31, 2013, we had $5.4 million and $2.7 million of accounts payable due to the supplier.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Year Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
United States	$427,091	$396,615	$355,609
International	47,280	37,844	30,385
Total sales	$474,371	$434,459	$385,994

We classify our products into two categories: Innovative Fusion products and Disruptive Technology products. The following table represents total sales by product category:

	Year Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Innovative Fusion	$270,852	$254,033	$238,723
Disruptive Technology	203,519	180,426	147,271
Total sales	$474,371	$434,459	$385,994

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. QUARTERLY FINANCIAL DATA (unaudited)

	(unaudited)
(In thousands, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Sales	$114,210	$113,573	$117,787	$128,801
Gross profit	88,898	86,990	90,101	97,525
Net income	21,139	20,647	23,061	27,638
Net earnings per common share - basic	0.23	0.22	0.24	0.29
Net earnings per common share - diluted	0.22	0.22	0.24	0.29

	(unaudited)
(In thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Sales	$105,018	$107,009	$107,187	$115,245
Gross profit	81,525	82,248	81,872	88,471
Net income	19,891	7,426	20,310	20,985
Net earnings per common share - basic	0.22	0.08	0.22	0.22
Net earnings per common share - diluted	0.21	0.08	0.22	0.22
NOTE 19. SUBSEQUENT EVENT
On February 25, 2015, we entered into an agreement to acquire medical device manufacturer Branch Medical Group, Inc. (“BMG”), a third party manufacturer of high precision medical devices located in
Audubon, PA. Under the terms of the agreement, we expect to pay approximately $52.9 million in cash subject to certain closing adjustments for BMG.
We expect the closing of the acquisition to occur in March 2015 following satisfaction of the applicable closing conditions.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Operating Officer (“COO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our CEO and COO concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management of Globus Medical, Inc. (“Globus”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management evaluated the internal control over financial reporting of Globus as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992) (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm
KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in its report that is included in Item 8 of this Form 10-K.
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
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.
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
The other information required by this Item 10 will be set forth in the Company's proxy statement for its 2015 annual meeting of stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Company's proxy statement for its 2015 annual meeting of stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth in the Company's proxy statement for its 2015 annual meeting of stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Company's proxy statement for its 2015 annual meeting of stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Company's proxy statement for its 2015 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
(a) (2) Financial Statement Schedules
SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2012	$602	$363	$(4)	$961
Year ended December 31, 2013	961	693	(73)	1,581
Year ended December 31, 2014	$1,581	$318	$(252)	$1,647
Deferred tax valuation allowance:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2012	$1,149	$—	$(616)	$533
Year ended December 31, 2013	533	—	(206)	327
Year ended December 31, 2014	$327	$—	$(282)	$45

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item

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

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.15	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.16
Second Amendment to Credit Agreement, dated May 1, 2013, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on May 3, 2013).

10.17
Third Amendment to Credit Agreement, dated May 5, 2014, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated by reference herein to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on August 6, 2014).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	February 26, 2015	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 26, 2015	/s/ DAVID M. DEMSKI

David M. Demski
President
Chief Operating Officer
(Principal Financial Officer)

Dated:	February 26, 2015	/s/ STEVEN M. PAYNE

Steven M. Payne
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David C. Paul	Chief Executive Officer and Director	February 26, 2015
David C. Paul	(Principal Executive Officer)

/s/ David M. Demski	President and Chief Operating Officer	February 26, 2015
David M. Demski	and Director
(Principal Financial Officer)

/s/ Steven M. Payne	Chief Accounting Officer	February 26, 2015
Steven M. Payne	(Principal Accounting Officer)

/s/ David D. Davidar	Senior Vice President, Operations	February 26, 2015
David D. Davidar	and Director

/s/ Kurt C. Wheeler	Director	February 26, 2015
Kurt C. Wheeler

/s/ Robert W. Liptak	Director	February 26, 2015
Robert W. Liptak

/s/ Daniel T. Lemaitre	Director	February 26, 2015
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	February 26, 2015
Ann D. Rhoads

EXHIBIT INDEX

Exhibit No.	Item

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

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.15	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.16
Second Amendment to Credit Agreement, dated May 1, 2013, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on May 3, 2013).

10.17
Third Amendment to Credit Agreement, dated May 5, 2014, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated by reference herein to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on August 6, 2014).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.