Form 10-Q
period 2015-03-31
GLOBUS MEDICAL INC
filed 2015-05-05
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of April 20, 2015 was 94,908,608 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,006	$82,265
Restricted cash	23,370	23,370
Short-term marketable securities	138,274	146,439
Accounts receivable, net of allowances of $1,567 and $1,647, respectively	73,174	75,430
Inventories	98,947	90,945
Prepaid expenses and other current assets	5,054	5,742
Income taxes receivable	529	5,772
Deferred income taxes	41,341	40,062
Total current assets	455,695	470,025
Property and equipment, net of accumulated depreciation of $123,430 and $118,544, respectively	87,916	69,475
Long-term marketable securities	71,513	75,347
Intangible assets, net	34,342	34,529
Goodwill	93,573	53,196
Other assets	1,090	975
Total assets	$744,129	$703,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,384	$15,904
Accounts payable to related-party	—	5,359
Accrued expenses	57,817	61,499
Income taxes payable	9,557	569
Business acquisition liabilities, current	6,553	6,081
Total current liabilities	93,311	89,412
Business acquisition liabilities, net of current portion	25,802	20,195
Deferred income taxes	7,520	5,166
Other liabilities	3,332	3,320
Total liabilities	129,965	118,093
Commitments and contingencies (Note 12)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 71,022 and 70,828 shares at March 31, 2015 and December 31, 2014, respectively	71	71
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at March 31, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	179,482	175,242
Accumulated other comprehensive loss	(1,835)	(1,657)
Retained earnings	436,422	411,774
Total equity	614,164	585,454
Total liabilities and equity	$744,129	$703,547
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2015	March 31, 2014
Sales	$131,604	$114,210
Cost of goods sold	32,107	25,312
Gross profit	99,497	88,898

Operating expenses:
Research and development	8,656	7,443
Selling, general and administrative	52,289	46,678
Provision for litigation	32	2,535
Total operating expenses	60,977	56,656

Operating income	38,520	32,242

Other income/(expense), net
Interest income, net	278	201
Foreign currency transaction loss	(677)	(30)
Other income	52	74
Total other income/(expense), net	(347)	245

Income before income taxes	38,173	32,487
Income tax provision	13,525	11,348

Net income	$24,648	$21,139

Earnings per share:
Basic	$0.26	$0.23
Diluted	$0.26	$0.22
Weighted average shares outstanding:
Basic	94,788	93,715
Dilutive stock options	1,117	1,457
Diluted	95,905	95,172

Anti-dilutive stock equivalents excluded from weighted average calculation	2,721	1,235

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Net income	$24,648	$21,139
Other comprehensive income/(loss):
Unrealized gain on marketable securities, net of tax	65	1
Foreign currency translation loss	(243)	(3)
Total other comprehensive loss	(178)	(2)
Comprehensive income	$24,470	$21,137

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income	$24,648	$21,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,674	5,297
Amortization of premium on marketable securities	640	801
Provision for excess and obsolete inventories	2,529	1,813
Stock-based compensation	2,131	1,927
Allowance for doubtful accounts	47	89
Change in deferred income taxes	(2,217)	(2,415)
(Increase)/decrease in:
Accounts receivable	1,888	(812)
Inventories	(7,361)	(3,993)
Prepaid expenses and other assets	896	(562)
Increase/(decrease) in:
Accounts payable	835	(1,096)
Accounts payable to related-party	(5,359)	1,184
Accrued expenses and other liabilities	(3,904)	(2,015)
Income taxes payable/receivable	14,223	7,875
Net cash provided by operating activities	34,670	29,232

Cash flows from investing activities:
Purchases of marketable securities	(72,874)	(75,343)
Maturities of marketable securities	64,574	46,250
Sales of marketable securities	19,764	14,280
Purchases of property and equipment	(7,228)	(6,164)
Acquisition of businesses, net of cash acquired	(48,015)	—
Net cash used in investing activities	(43,779)	(20,977)

Cash flows from financing activities:
Payment of business acquisition liabilities	(300)	(200)
Proceeds from issuance of common stock	1,425	3,855
Excess tax benefit related to nonqualified stock options	684	2,786
Net cash provided by financing activities	1,809	6,441

Effect of foreign exchange rate on cash	41	(56)

Net increase/(decrease) in cash and cash equivalents	(7,259)	14,640
Cash and cash equivalents, beginning of period	82,265	89,962
Cash and cash equivalents, end of period	$75,006	$104,602

Supplemental disclosures of cash flow information:
Interest paid	—	13
Income taxes paid	$509	$3,168

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 130 products and offer a product portfolio addressing a broad array of spinal pathologies.
We are headquartered in Audubon, Pennsylvania, and market and sell our products through our exclusive sales force in the United States, as well as within North, Central & South America, Europe, Asia, Africa and Australia. Our sales force consists of direct sales representatives and distributor sales representatives employed by exclusive independent distributors.
The terms “the Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.
(b) Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(e) Restricted Cash
In December 2014, we set aside $23.4 million in cash for the payment of a portion of the Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. See “Note 12. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of March 31, 2015. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
(g) Inventories
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

(h) Revenue Recognition
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
NOTE 2. ACQUISITIONS
On February 25, 2015, we entered into an agreement to acquire Branch Medical Group, Inc. (“BMG”), a related-party manufacturer of high precision medical devices located in Audubon, PA. We closed this acquisition on March 11, 2015, for $57.0 million in cash, $5.3 million in deferred consideration, and an estimated $0.9 million payable upon finalization of closing adjustments. The amount payable to BMG on the date of acquisition of $5.2 million was also settled in connection with the acquisition.
As previously disclosed in our definitive proxy statement, BMG had been a related-party supplier since 2005. As of February 24, 2015, David C. Paul's wife, David D. Davidar's wife, and David M. Demski collectively owned approximately 49% of the outstanding stock of BMG. In addition, since February 2010, Mr. Paul's wife and Mr. Davidar's wife had served as directors of BMG. Prior to the acquisition, we purchased products and services from BMG pursuant to a standard Supplier Quality Agreement entered into in September 2010.
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded preliminary goodwill of $40.6 million. The results of operations of BMG have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on preliminary purchase price allocations and on certain management judgments. These preliminary allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. The final purchase price allocations will be completed after we finalize our third-party appraisal, review all available data, and complete our own internal assessments. We expect to complete our final purchase price allocations by the end of June 2015. Any additional adjustments resulting from finalization of the purchase price allocations for BMG will affect the amount assigned to goodwill. The goodwill from this acquisition is not deductible for tax purposes.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2015, we recorded the following purchase price allocation for the identifiable tangible and intangible assets and liabilities of BMG:

(In thousands)
Consideration:
Cash paid at closing	$57,042
Deferred consideration	5,290
Estimated closing adjustments payable	948
Fair value of consideration	$63,280

Identifiable assets acquired and liabilities assumed:
Cash acquired	$9,027
Accounts receivable	88
Inventory	3,156
Other assets	444
Property and equipment	14,862
Accounts payable and accrued expenses	(1,581)
Deferred tax liability, net	(3,293)
Total identifiable net assets	22,703

Goodwill	40,577
Total allocated purchase price	$63,280
The following unaudited pro forma information is based on historical data, and gives effect to our acquisition of BMG as if the acquisition had occurred on January 1, 2014. These unaudited pro forma results include adjustments having a continuing impact on our consolidated statements of income. These adjustments consist of: elimination of intercompany sales/purchase transactions and the related profit, adjustments to depreciation for the fair value and depreciable lives of property and equipment, adjustments in the capitalization of overhead costs and adjustments to tax expense based on consolidated pro forma results. These results have been prepared using assumptions our management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2014, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to operating synergies that we may realize as a result of the acquisition.

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
	(unaudited pro forma)
Net sales	$131,702	$114,314
Net income	24,608	21,105

Earnings per share:
Basic	$0.26	$0.23
Diluted	$0.26	$0.22

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On October 23, 2014, we entered into an equity interest purchase agreement with Transplant Technologies of Texas, Ltd. (“TTOT”), an allograft tissue processor located in San Antonio, Texas, pursuant to which we acquired 100% of the equity interests for $36.1 million. In addition to the initial purchase price, we may be obligated to make milestone payments of up to $15.0 million over the next three years based primarily on sales thresholds from the product lines we acquired. We accounted for the acquisition under the purchase method of accounting in the fourth quarter of 2014. We completed our final purchase price allocation during March 2015 and the final purchase price adjustments subsequent to December 31, 2014 were not material.
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		March 31, 2015
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(167)	3,833
Customer relationships & other intangibles	7.3	5,525	(1,616)	3,909
Patents	17.0	2,420	(380)	2,040
Total intangible assets		$36,505	$(2,163)	$34,342

		December 31, 2014
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	3,800	(88)	3,712
Customer relationships & other intangibles	7.3	5,525	(1,344)	4,181
Patents	17.0	2,420	(344)	2,076
Total intangible assets		$36,305	$(1,776)	$34,529

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		March 31, 2015
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$38,065	$6	$(11)	$38,060
Corporate debt securities	Less than 1	57,622	18	(13)	57,627
Commercial paper	Less than 1	37,420	9	—	37,429
Securities of U.S. government-sponsored agencies	Less than 1	2,999	1	—	3,000
Asset-backed securities	Less than 1	2,159	—	(1)	2,158
Total short-term marketable securities		$138,265	$34	$(25)	$138,274

Long-term:
Municipal bonds	1-2	$27,150	$4	$(35)	$27,119
Corporate debt securities	1-2	16,863	13	(2)	16,874
Asset-backed securities	1-2	19,921	9	(3)	19,927
Securities of U.S. government-sponsored agencies	1-2	7,586	7	—	7,593
Total long-term marketable securities		$71,520	$33	$(40)	$71,513

		December 31, 2014
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$28,684	$2	$(3)	$28,683
Corporate debt securities	Less than 1	73,066	7	(42)	73,031
Commercial paper	Less than 1	44,663	8	—	44,671
Asset-backed securities	Less than 1	54	—	—	54
Total short-term marketable securities		$146,467	$17	$(45)	$146,439

Long-term:
Municipal bonds	1-2	$26,005	$3	$(36)	$25,972
Corporate debt securities	1-2	19,617	3	(22)	19,598
Asset-backed securities	1-2	21,236	1	(8)	21,229
Securities of U.S. government-sponsored agencies	1-2	8,564	—	(16)	8,548
Total long-term marketable securities		$75,422	$7	$(82)	$75,347
NOTE 5. FAIR VALUE MEASUREMENTS
Under the accounting for fair value measurements and disclosures, fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	March 31, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents	$12,475	$375	$12,100	$—
Municipal bonds	65,179	—	65,179	—
Corporate debt securities	74,501	—	74,501	—
Commercial paper	37,429	—	37,429	—
Asset-backed securities	22,085	—	22,085	—
Securities of U.S. government-sponsored agencies	10,593	—	10,593	—

Liabilities
Contingent consideration	24,843	—	—	24,843

	Balance at
(In thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$9,802	$1,302	$8,500	$—
Municipal bonds	54,655	—	54,655	—
Corporate debt securities	92,629	—	92,629	—
Commercial paper	44,671	—	44,671	—
Asset-backed securities	21,283	—	21,283	—
Securities of U.S. government-sponsored agencies	8,548	—	8,548	—

Liabilities
Contingent consideration	24,335	—	—	24,335

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 6. INVENTORIES

(In thousands)	March 31, 2015	December 31, 2014
Raw materials	$10,514	$8,847
Work in process	5,452	2,490
Finished goods	82,981	79,608
Total inventories	$98,947	$90,945
NOTE 7. ACCRUED EXPENSES

(In thousands)	March 31, 2015	December 31, 2014
Compensation and other employee-related costs	$14,756	$19,933
Legal and other settlements and expenses	27,042	27,686
Accrued non-income taxes	5,236	4,720
Other	10,783	9,160
Total accrued expenses	$57,817	$61,499
NOTE 8. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2015, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
Subsequent to March 31, 2015, we amended the above credit agreement with Wells Fargo Bank, extending the term of the revolving credit facility from May 2015 to May 2016. No other terms were modified.

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
March 31, 2015	71,022,427	23,877,556	94,899,983
December 31, 2014	70,828,187	23,877,556	94,705,743
The following table summarizes changes in total equity:

Three Months Ended
(In thousands)	March 31, 2015
Total equity, beginning of period	$585,454
Net income	24,648
Stock-based compensation	2,131
Exercise of stock options	1,425
Excess tax benefit of nonqualified stock options	684
Other comprehensive loss	(178)
Total equity, end of period	$614,164
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2014	$(64)	$(1,593)	$(1,657)
Other comprehensive income/(loss) before reclassifications	64	(243)	(179)
Amounts reclassified from accumulated other comprehensive income, net of tax	1	—	1
Other comprehensive income/(loss), net of tax	65	(243)	(178)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2015	$1	$(1,836)	$(1,835)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2013	$32	$(1,041)	$(1,009)
Other comprehensive loss before reclassifications	(5)	(3)	(8)
Amounts reclassified from accumulated other comprehensive loss, net of tax	6	—	6
Other comprehensive income/(loss), net of tax	1	(3)	(2)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2014	$33	$(1,044)	$(1,011)
NOTE 10. STOCK-BASED COMPENSATION
We have three stock plans: our Amended and Restated 2003 Stock Plan, our 2008 Stock Plan, and our 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan is the only remaining active stock plan. The purpose of these stock plans was, and the 2012 Plan is, to provide incentive to employees, directors, and consultants of Globus.  The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest in varying installments over a four-year period.
The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. Under the 2012 Plan, the aggregate number of shares of Class A Common stock that may be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Plan as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2012 Plan is limited to 10,769,230 shares. The shares of Class A Common stock covered by the 2012 Plan are authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.
As of March 31, 2015, there were 4,958,899 shares of Class A Common stock available for future grants under the 2012 Plan.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted average grant date per share fair value	$9.42	$10.34

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity during the three months ended March 31, 2015 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2014	4,854	$14.50
Granted	1,159	23.98
Exercised	(194)	7.34
Forfeited	(98)	16.23
Outstanding at March 31, 2015	5,721	$16.63	7.6	$49,236
Exercisable at March 31, 2015	2,569	$10.77	5.7	$37,164
Expected to vest at March 31, 2015	3,152	$21.41	9.1	$12,073
Compensation expense related to stock options granted to employees and non-employees under our stock plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Compensation expense related to stock options	$2,131	$1,927
Intrinsic value of stock options exercised	3,260	11,283
As of March 31, 2015, there was $24.2 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

	Three Months Ended
	March 31, 2015	March 31, 2014
Effective income tax rate	35.4%	34.9%
The nominal change in the effective income tax rate between the current year and prior year periods is due primarily to changes in the components of taxable income.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the year ended December 31, 2013, we recorded $19.5 million in damages and other litigation-related costs related to this case, of which $1.3 million was included in provision for litigation - cost of goods sold (due to a write off of certain inventory which will not be sold due to the verdict) and $18.2 million was included in provision for litigation (operating expense). During the year ended December 31, 2014, we accrued an additional $0.6 million in interest included in provision for litigation related to this litigation.
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
NuVasive Litigation
In October 2010, NuVasive, Inc. filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. NuVasive, the patent owner, alleges that we infringe one or more claims of three patents by making, using, offering for sale or selling our MARS 3V™ retractor for use in certain lateral fusion procedures. NuVasive sought injunctive relief and an unspecified amount in damages. This matter was settled on February 12, 2015 for an undisclosed amount that was not material.
NuVasive Employee Litigation
We have hired several employees who were formerly employed by NuVasive, Inc. In July 2011, NuVasive filed suit against us in the District Court of Travis County, Texas alleging that our hiring of one named former employee and other unnamed former employees constitutes tortious interference with its contracts with those employees, and with prospective business relationships, as well as aiding and abetting the breach of fiduciary duty. NuVasive sought compensatory damages, permanent injunction, punitive damages and attorneys’ fees. This matter was settled on February 12, 2015 for an undisclosed amount that was not material.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Flexuspine, Inc. Litigation
On March 11, 2015, Flexuspine, Inc. filed suit against us in the U.S. District Court for the Eastern District of Texas for patent infringement. Flexuspine, Inc. alleges that Globus willfully infringes one or more claims of five patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, RISE®, RISE®-L, RISE® INTRALIF®, and ALTERA® products. Flexuspine seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
NOTE 13. RELATED-PARTY TRANSACTIONS
Prior to March 11, 2015, we had contracted with BMG, which at the time was a related-party manufacturer. We have purchased the following amounts of products and services from BMG:

	Period Ended	Three Months Ended
(In thousands)	March 11, 2015	March 31, 2014
Purchases from related-party supplier	$5,304	$4,850
On March 11, 2015, BMG was acquired by Globus, and therefore as of March 31, 2015, there are no further amounts payable to BMG. As of December 31, 2014, we had $5.4 million of accounts payable due to BMG. The amount payable to BMG on the date of acquisition of $5.2 million was settled in connection with the acquisition.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
United States	$119,983	$101,705
International	11,621	12,505
Total sales	$131,604	$114,210

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Innovative Fusion	$70,370	$66,770
Disruptive Technology	61,234	47,440
Total sales	$131,604	$114,210

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
Overview
We are a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 130 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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
During the three months ended March 31, 2015, our international sales accounted for approximately 8.8% of our total sales. We sell our products in 33 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
On February 25, 2015, we entered into an agreement to acquire Branch Medical Group, Inc. (“BMG”), a related-party manufacturer of high precision medical devices located in Audubon, PA. We closed this acquisition on March 11, 2015, for $57.0 million in cash, $5.3 million in deferred consideration, and an estimated $0.9 million payable upon finalization of closing adjustments.
Results of Operations
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2015	March 31, 2014	$	%
Innovative Fusion	$70,370	$66,770	$3,600	5.4%
Disruptive Technology	61,234	47,440	13,794	29.1%
Total sales	$131,604	$114,210	$17,394	15.2%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $13.8 million was due primarily to sales of minimally invasive, biologic, artificial disc and interventional pain management products launched during the past three years in addition to the sales from TTOT since the acquisition in late 2014. Innovative Fusion sales increased by $3.6 million due primarily to strong sales of legacy and new pedicle screw systems.

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2015	March 31, 2014	$	%
United States	$119,983	$101,705	$18,278	18.0%
International	11,621	12,505	(884)	(7.1%)
Total sales	$131,604	$114,210	$17,394	15.2%
In the United States, the increase in sales of $18.3 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of legacy and new pedicle screw systems and our expandable interbody products.
Internationally, the decrease in sales of $0.9 million was due primarily to changes in exchange rates. Though in US dollar terms our sales declined in the three-month period ended March 31, 2015, we expanded our footprint into five new countries since the corresponding period in 2014.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2015	March 31, 2014	$	%
Cost of goods sold	$32,107	$25,312	$6,795	26.8%
Percentage of sales	24.4%	22.2%
The increase in cost of goods sold was due primarily to an increase of $4.4 million from increased sales volume and mix, including costs for TTOT, an increase of $0.9 million for royalties, an increase of $0.7 million in freight costs, and an increase of $0.6 million for inventory reserves and write-offs.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2015	March 31, 2014	$	%
Research and development	$8,656	$7,443	$1,213	16.3%
Percentage of sales	6.6%	6.5%
The increase in research and development expenses was due primarily to an increase of $0.9 million related to employee compensation and an increase of $0.4 million of project and clinical trial costs.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2015	March 31, 2014	$	%
Selling, general and administrative	$52,289	$46,678	$5,611	12%
Percentage of sales	39.7%	40.9%
The increase in selling, general and administrative expenses was due primarily to an increase of $3.8 million related to increased compensation costs in the United States to support increased sales volume and company growth, and an increase of $1.8 million in acquisition-related expenses, meeting and training expenses, legal expenses and other selling, general and administrative costs.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2015	March 31, 2014	$	%
Provision for litigation	$32	$2,535	$(2,503)	(98.7)%
Percentage of sales	—%	2.2%
The provision for litigation, which includes settlement and verdict costs, was nominal in the current quarter. In the prior year quarter, we recognized the Altus settlement and an adjustment for interest expense relating to the DePuy Synthes litigation.
Other Income/(Expense), Net

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2015	March 31, 2014	$	%
Other income/(expense), net	$(347)	$245	$(592)	(241.6)%
Percentage of sales	(0.3)%	0.2%
The change in other expense, net is primarily attributable to increases in foreign exchange transaction losses, partially offset by increases in interest income.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2015	March 31, 2014	$	%
Income tax provision	$13,525	$11,348	$2,177	19.2%
Effective income tax rate	35.4%	34.9%
Our tax provision for the three months ended March 31, 2015 was higher than the prior year period due primarily to the changes in the components of pre-tax income.
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration in connection with business acquisitions and other acquisition related costs, and provision for litigation, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(In thousands, except percentages)	March 31, 2015	March 31, 2014
Net Income	$24,648	$21,139
Interest income, net	(278)	(201)
Provision for income taxes	13,525	11,348
Depreciation and amortization	5,674	5,297
EBITDA	43,569	37,583
Stock-based compensation	2,131	1,927
Provision for litigation	32	2,535
Change in fair value of contingent consideration and other acquisition related costs	584	10
Adjusted EBITDA	$46,316	$42,055
Adjusted EBITDA as a percentage of sales	35.2%	36.8%
In addition, for the period ended March 31, 2015 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation, which is net of the tax effects of such provision. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operating performance from period to period as it removes the effects of litigation, which we believe is not reflective of underlying business trends.

The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended
(Per share amounts)	March 31, 2015	March 31, 2014
Diluted earnings per share, as reported	$0.26	$0.22
Provision for litigation (net of taxes)	—	0.02
Non-GAAP diluted earnings per share	$0.26	$0.24
We also define the non-GAAP measure of Free Cash Flow as the net cash provided by operating activities, adjusted for the impact of restricted cash, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall financial performance for comparative periods as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions. Below is a reconciliation of Free Cash Flow to net cash provided by operating activities as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Net cash provided by operating activities	$34,670	$29,232
Purchases of property and equipment	(7,228)	(6,164)
Free cash flow	$27,442	$23,068
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		Change
(In thousands)	March 31, 2015	March 31, 2014	$
Net cash provided by operating activities	$34,670	$29,232	$5,438
Net cash used in investing activities	(43,779)	(20,977)	(22,802)
Net cash provided by financing activities	1,809	6,441	(4,632)
Effect of foreign exchange rate changes on cash	41	(56)	97
Increase/(decrease) in cash and cash equivalents	$(7,259)	$14,640	$(21,899)
During the three months ended March 31, 2015, our cash and cash equivalents decreased due primarily to the acquisition of BMG for $48.0 million, net of cash acquired.

Cash Provided by Operating Activities
The increase in net cash provided by operating activities of $5.4 million was due primarily to the $2.7 million increase in the change in accounts receivable, the $2.7 million decrease in income tax payments over the prior year period, the $1.9 million increase in adjusted net income (excluding $1.6 million change in provision for litigation from the corresponding period in 2014, net of taxes), partially offset by a $3.4 million increase in the change in inventories, and the $4.6 million net decrease in the change in accounts payable and accounts payable to related parties.
Cash Used in Investing Activities
The increase in net cash used in investing activities of $22.8 million was due primarily to the BMG acquisition, offset partially by the $26.3 million decrease in the amount of cash invested in marketable securities in the three-month period ended March 31, 2015 compared to the prior period. During the three- month period ended March 31, 2015, we had a net inflow of $11.5 million of cash from maturities and sales exceeding purchases, whereas in the corresponding period in 2014, we had a net cash outflow of $14.8 million as purchases of marketable securities exceeded maturities and sales.
Cash Provided by Financing Activities
The decrease in cash provided by financing activities of $4.6 million was due primarily to the decrease in the proceeds from the exercise of stock options of $2.4 million, along with the decrease in the related excess tax benefit of $2.1 million.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$75,006	$82,265
Short-term marketable securities	138,274	146,439
Long-term marketable securities	71,513	75,347
Total cash, cash equivalents and marketable securities	$284,793	$304,051

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$362,384	$380,613
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2015, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

Subsequent to March 31, 2015, we amended the above credit agreement with Wells Fargo Bank, extending the term of the revolving credit facility from May 2015 to May 2016. No other terms were modified.
On February 25, 2015, we entered into an agreement to acquire BMG, a related-party manufacturer of high precision medical devices located in Audubon, PA. We closed this acquisition on March 11, 2015, for $57.0 million in cash, $5.3 million in deferred consideration, and an estimated $0.9 million payable upon finalization of closing adjustments. For additional information regarding this transaction, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 2. Acquisitions” above.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of March 31, 2015. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), particularly those set forth under “Item 1A, Risk Factors” of the Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K and there have been no significant changes to this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Operating Officer (“COO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2015, our CEO and COO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and COO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. For example, these inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Not applicable.
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

Exhibit No.	Item

10.1*	Executive Employment Agreement, dated June 26, 2014 by and between Globus Medical, Inc. and Anthony L. Williams.
10.2
Agreement and Plan of Merger, dated as of February 24, 2015, by and among Branch Medical Group, Inc., Globus Medical, Inc., BM Acquisition, Inc. and Spine Therapy Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Globus Medical, Inc.'s Current Report on Form 8-K filed on March 2, 2015)

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

GLOBUS MEDICAL, INC.

Dated:	May 5, 2015	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2015	/s/ DAVID D. DEMSKI

David D. Demski
President
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

10.1*	Executive Employment Agreement, dated June 26, 2014 by and between Globus Medical, Inc. and Anthony L. Williams.
10.2
Agreement and Plan of Merger, dated as of February 24, 2015, by and among Branch Medical Group, Inc., Globus Medical, Inc., BM Acquisition, Inc. and Spine Therapy Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Globus Medical, Inc.'s Current Report on Form 8-K filed on March 2, 2015)

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