Form 10-Q
period 2015-06-30
GLOBUS MEDICAL INC
filed 2015-07-31
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of July 24, 2015 was 95,080,789 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,559	$82,265
Restricted cash	24,682	23,370
Short-term marketable securities	158,247	146,439
Accounts receivable, net of allowances of $2,211 and $1,647, respectively	73,045	75,430
Inventories	101,046	90,945
Prepaid expenses and other current assets	6,811	5,742
Income taxes receivable	6,921	5,772
Deferred income taxes	42,445	40,062
Total current assets	454,756	470,025
Property and equipment, net of accumulated depreciation of $129,105 and $118,544, respectively	99,913	69,475
Long-term marketable securities	81,380	75,347
Intangible assets, net	33,951	34,529
Goodwill	93,561	53,196
Other assets	1,102	975
Total assets	$764,663	$703,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,326	$15,904
Accounts payable to related-party	—	5,359
Accrued expenses	60,507	61,499
Income taxes payable	601	569
Business acquisition liabilities, current	12,299	6,081
Total current liabilities	91,733	89,412
Business acquisition liabilities, net of current portion	20,625	20,195
Deferred income taxes	5,787	5,166
Other liabilities	3,393	3,320
Total liabilities	121,538	118,093
Commitments and contingencies (Note 12)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 71,189 and 70,828 shares at June 30, 2015 and December 31, 2014, respectively	71	71
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at June 30, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	184,243	175,242
Accumulated other comprehensive loss	(1,689)	(1,657)
Retained earnings	460,476	411,774
Total equity	643,125	585,454
Total liabilities and equity	$764,663	$703,547
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales	$133,570	$113,573	$265,174	$227,783
Cost of goods sold	32,579	26,583	64,686	51,895
Gross profit	100,991	86,990	200,488	175,888

Operating expenses:
Research and development	9,081	7,694	17,737	15,137
Selling, general and administrative	54,506	46,425	106,795	93,103
Provision for litigation	374	1,318	406	3,853
Total operating expenses	63,961	55,437	124,938	112,093

Operating income	37,030	31,553	75,550	63,795

Other income, net
Interest income, net	278	195	556	396
Foreign currency transaction gain/(loss)	13	(27)	(664)	(57)
Other income	150	157	202	231
Total other income, net	441	325	94	570

Income before income taxes	37,471	31,878	75,644	64,365
Income tax provision	13,417	11,231	26,942	22,579

Net income	$24,054	$20,647	$48,702	$41,786

Earnings per share:
Basic	$0.25	$0.22	$0.51	$0.44
Diluted	$0.25	$0.22	$0.51	$0.44
Weighted average shares outstanding:
Basic	94,979	94,212	94,884	93,965
Dilutive stock options	1,070	1,268	1,093	1,363
Diluted	96,049	95,480	95,977	95,328

Anti-dilutive stock equivalents excluded from weighted average calculation	3,398	1,370	3,059	1,302

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$24,054	$20,647	$48,702	$41,786
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(37)	9	28	10
Foreign currency translation gain/(loss)	183	135	(60)	132
Total other comprehensive income/(loss)	146	144	(32)	142
Comprehensive income	$24,200	$20,791	$48,670	$41,928

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$48,702	$41,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,579	10,684
Amortization of premium on marketable securities	1,370	1,566
Write-down for excess and obsolete inventories	4,730	3,535
Stock-based compensation	4,669	3,550
Excess tax benefit related to nonqualified stock options	(1,317)	(3,841)
Allowance for doubtful accounts	717	112
Change in deferred income taxes	(5,047)	(4,231)
(Increase)/decrease in:
Restricted cash	(1,312)	—
Accounts receivable	1,591	(2,491)
Inventories	(11,651)	(9,494)
Prepaid expenses and other assets	(897)	(384)
Increase/(decrease) in:
Accounts payable	(66)	(821)
Accounts payable to related-party	(5,359)	1,503
Accrued expenses and other liabilities	(65)	385
Income taxes payable/receivable	187	(277)
Net cash provided by operating activities	47,831	41,582

Cash flows from investing activities:
Purchases of marketable securities	(143,691)	(105,015)
Maturities of marketable securities	85,444	95,292
Sales of marketable securities	39,085	17,155
Purchases of property and equipment	(25,126)	(12,231)
Acquisition of businesses, net of cash acquired	(48,016)	—
Net cash used in investing activities	(92,304)	(4,799)

Cash flows from financing activities:
Payment of business acquisition liabilities	(600)	(600)
Proceeds from exercise of stock options	3,015	6,631
Excess tax benefit related to nonqualified stock options	1,317	3,841
Net cash provided by financing activities	3,732	9,872

Effect of foreign exchange rate on cash	35	(117)

Net increase/(decrease) in cash and cash equivalents	(40,706)	46,538
Cash and cash equivalents, beginning of period	82,265	89,962
Cash and cash equivalents, end of period	$41,559	$136,500

Supplemental disclosures of cash flow information:
Interest paid	9	25
Income taxes paid	$31,880	$27,122
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 140 products and offer a product portfolio addressing a broad array of spinal pathologies.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(e) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. As of June 30, 2015, we have $24.7 million of restricted cash related to these matters. See “Note 12. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of June 30, 2015. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
(g) Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The majority of our inventories are finished goods as we mainly utilize third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for such excess inventories.

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
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded preliminary goodwill of $40.6 million. The results of operations of BMG have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on preliminary purchase price allocations and on certain management judgments. These preliminary allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. The final purchase price allocations will be completed after we finalize our third-party appraisal, review all available data, and complete our own internal assessments. We expect to complete our final purchase price allocations by the end of September 2015. Any additional adjustments resulting from finalization of the purchase price allocations for BMG will affect the amount assigned to goodwill. The goodwill from this acquisition is not deductible for tax purposes.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2015, we recorded the following purchase price allocation for the identifiable tangible and intangible assets and liabilities of BMG:

(In thousands)
Consideration:
Cash paid at closing	$57,042
Deferred consideration	5,290
Estimated closing adjustments payable	944
Fair value of consideration	$63,276

Identifiable assets acquired and liabilities assumed:
Cash acquired	$9,026
Accounts receivable	88
Inventory	3,156
Other assets	444
Property and equipment	14,862
Accounts payable and accrued expenses	(1,585)
Deferred tax liability, net	(3,280)
Total identifiable net assets	22,711

Goodwill	40,565
Total allocated purchase price	$63,276
The following unaudited pro forma information is based on historical data, and gives effect to our acquisition of BMG as if the acquisition had occurred on January 1, 2014. These unaudited pro forma results include adjustments having a continuing impact on our consolidated statements of income. These adjustments consist of: elimination of intercompany sales/purchase transactions and the related profit, adjustments to depreciation for the fair value and depreciable lives of property and equipment, adjustments in the capitalization of overhead costs and adjustments to tax expense based on consolidated pro forma results. These results have been prepared using assumptions our management believes are reasonable, but not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2014, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to operating synergies that we may realize as a result of the acquisition.

	Three Months Ended		Six Months Ended
(pro forma, in thousands, except per share amounts)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net sales	$133,570	$113,946	$265,272	$228,260
Net income	24,210	20,681	48,818	41,786

Earnings per share:
Basic	$0.25	$0.22	$0.51	$0.44
Diluted	$0.25	$0.22	$0.51	$0.44

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
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		June 30, 2015
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(267)	3,733
Customer relationships & other intangibles	7.3	5,525	(1,872)	3,653
Patents	17.0	2,420	(415)	2,005
Total intangible assets		$36,505	$(2,554)	$33,951

		December 31, 2014
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	3,800	(88)	3,712
Customer relationships & other intangibles	7.3	5,525	(1,344)	4,181
Patents	17.0	2,420	(344)	2,076
Total intangible assets		$36,305	$(1,776)	$34,529

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		June 30, 2015
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$62,474	$13	$(27)	$62,460
Corporate debt securities	Less than 1	63,629	10	(20)	63,619
Commercial paper	Less than 1	28,378	6	—	28,384
Securities of U.S. government-sponsored agencies	Less than 1	2,999	3	—	3,002
Asset-backed securities	Less than 1	782	—	—	782
Total short-term marketable securities		$158,262	$32	$(47)	$158,247

Long-term:
Municipal bonds	1-2	$40,169	$3	$(57)	$40,115
Corporate debt securities	1-2	11,579	7	—	11,586
Asset-backed securities	1-2	25,649	3	(4)	25,648
Securities of U.S. government-sponsored agencies	1-2	4,026	5	—	4,031
Total long-term marketable securities		$81,423	$18	$(61)	$81,380

		December 31, 2014
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$28,684	$2	$(3)	$28,683
Corporate debt securities	Less than 1	73,066	7	(42)	73,031
Commercial paper	Less than 1	44,663	8	—	44,671
Asset-backed securities	Less than 1	54	—	—	54
Total short-term marketable securities		$146,467	$17	$(45)	$146,439

Long-term:
Municipal bonds	1-2	$26,005	$3	$(36)	$25,972
Corporate debt securities	1-2	19,617	3	(22)	19,598
Asset-backed securities	1-2	21,236	1	(8)	21,229
Securities of U.S. government-sponsored agencies	1-2	8,564	—	(16)	8,548
Total long-term marketable securities		$75,422	$7	$(82)	$75,347
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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	June 30, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents	$22,245	$13,647	$8,598	$—
Municipal bonds	102,575	—	102,575	—
Corporate debt securities	75,205	—	75,205	—
Commercial paper	28,384	—	28,384	—
Asset-backed securities	26,430	—	26,430	—
Securities of U.S. government-sponsored agencies	7,033	—	7,033	—

Liabilities
Contingent consideration	25,543	—	—	25,543

	Balance at
(In thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$9,802	$1,302	$8,500	$—
Municipal bonds	54,655	—	54,655	—
Corporate debt securities	92,629	—	92,629	—
Commercial paper	44,671	—	44,671	—
Asset-backed securities	21,283	—	21,283	—
Securities of U.S. government-sponsored agencies	8,548	—	8,548	—

Liabilities
Contingent consideration	24,335	—	—	24,335

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
NOTE 6. INVENTORIES

(In thousands)	June 30, 2015	December 31, 2014
Raw materials	$9,889	$8,847
Work in process	6,067	2,490
Finished goods	85,090	79,608
Total inventories	$101,046	$90,945
NOTE 7. ACCRUED EXPENSES

(In thousands)	June 30, 2015	December 31, 2014
Compensation and other employee-related costs	$16,680	$19,933
Legal and other settlements and expenses	27,165	27,686
Accrued non-income taxes	5,699	4,720
Royalties	5,499	3,872
Other	5,464	5,288
Total accrued expenses	$60,507	$61,499
NOTE 8. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2016. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2015, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
June 30, 2015	71,188,596	23,877,556	95,066,152
December 31, 2014	70,828,187	23,877,556	94,705,743
The following table summarizes changes in total equity:

Six Months Ended
(In thousands)	June 30, 2015
Total equity, beginning of period	$585,454
Net income	48,702
Stock-based compensation	4,669
Exercise of stock options	3,015
Excess tax benefit of nonqualified stock options	1,317
Other comprehensive loss	(32)
Total equity, end of period	$643,125
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2014	$(64)	$(1,593)	$(1,657)
Other comprehensive income/(loss) before reclassifications	26	(60)	(34)
Amounts reclassified from accumulated other comprehensive income, net of tax	2	—	2
Other comprehensive income/(loss), net of tax	28	(60)	(32)
Accumulated other comprehensive loss, net of tax, at June 30, 2015	$(36)	$(1,653)	$(1,689)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2013	$32	$(1,041)	$(1,009)
Other comprehensive income before reclassifications	4	132	136
Amounts reclassified from accumulated other comprehensive income, net of tax	6	—	6
Other comprehensive income, net of tax	10	132	142
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2014	$42	$(909)	$(867)
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
The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. Under the 2012 Plan, the aggregate number of shares of Class A Common stock that may be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Plan as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2012 Plan is limited to 10,769,230 shares. The shares of Class A Common stock issuable under the 2012 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.
As of June 30, 2015, there were 4,300,930 shares of Class A Common stock available for future grants under the 2012 Plan.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted average grant date per share fair value	$8.11	$10.01	$8.91	$10.27

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity during the six months ended June 30, 2015 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2014	4,854	$14.50
Granted	1,889	24.54
Exercised	(360)	8.37
Forfeited	(199)	15.10
Outstanding at June 30, 2015	6,184	$17.90	7.7	$48,072
Exercisable at June 30, 2015	2,614	$11.61	5.8	$36,764
Expected to vest at June 30, 2015	3,570	$22.52	9.1	$11,309
Compensation expense related to stock options granted to employees and non-employees under our stock plans and the intrinsic value of stock options exercised was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Compensation expense related to stock options	$2,538	$1,623	$4,669	$3,550
Intrinsic value of stock options exercised	2,679	4,614	5,939	15,897
As of June 30, 2015, there was $27.3 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Effective income tax rate	35.8%	35.2%	35.6%	35.1%
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
NOTE 13. RELATED-PARTY TRANSACTIONS
Prior to March 11, 2015, we had contracted with BMG, which at the time was a related-party manufacturer. We have purchased the following amounts of products and services from BMG:

	Period Ended	Three Months Ended	Six Months Ended
(In thousands)	March 11, 2015	June 30, 2014	June 30, 2014
Purchases from related-party supplier	$5,304	$5,941	$10,791
On March 11, 2015, BMG was acquired by Globus, and therefore as of March 31, 2015, there were no further purchases from nor amounts payable to BMG. As of December 31, 2014, we had $5.4 million of accounts payable due to BMG. The amount payable to BMG on the date of acquisition of $5.2 million was settled in connection with the acquisition.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
United States	$121,487	$101,631	$241,470	$203,336
International	12,083	11,942	23,704	24,447
Total sales	$133,570	$113,573	$265,174	$227,783

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Innovative Fusion	$71,571	$65,860	$141,941	$132,630
Disruptive Technology	61,999	47,713	123,233	95,153
Total sales	$133,570	$113,573	$265,174	$227,783

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
Overview
We are a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 140 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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
During the six months ended June 30, 2015, our international sales accounted for approximately 8.9% of our total sales. We sell our products in 33 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
On February 25, 2015, we entered into an agreement to acquire Branch Medical Group, Inc. (“BMG”), a related-party manufacturer of high precision medical devices located in Audubon, PA. We closed this acquisition on March 11, 2015, for $57.0 million in cash, $5.3 million in deferred consideration, and an estimated $0.9 million payable upon finalization of closing adjustments.
Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Innovative Fusion	$71,571	$65,860	$5,711	8.7%
Disruptive Technology	61,999	47,713	14,286	29.9%
Total sales	$133,570	$113,573	$19,997	17.6%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $14.3 million was due primarily to sales of biologic, expandable interbody and minimally invasive products launched during the past three years in addition to the sales from Transplant Technologies of Texas, Ltd. (“TTOT”) since the acquisition in late 2014. Innovative Fusion sales increased by $5.7 million due primarily to strong sales of pedicle screw systems.

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
United States	$121,487	$101,631	$19,856	19.5%
International	12,083	11,942	141	1.2%
Total sales	$133,570	$113,573	$19,997	17.6%
In the United States, the increase in sales of $19.9 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of pedicle screw systems and our biologic and expandable interbody products.
Internationally, the increase in sales of $0.1 million was negatively impacted due to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $1.8 million, or by 15.4% due to increased penetration in existing international territories and strong sales in our biologic and expandable interbody products. Our worldwide sales increased 19.1% on a constant currency basis,

Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Cost of goods sold	$32,579	$26,583	$5,996	22.6%
Percentage of sales	24.4%	23.4%
The increase in cost of goods sold was due primarily to an increase of $4.7 million from increased sales volume and mix, including costs for TTOT, an increase of $0.5 million in freight costs, and an increase of $0.5 million for inventory reserves and write-offs.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Research and development	$9,081	$7,694	$1,387	18.0%
Percentage of sales	6.8%	6.8%
The increase in research and development expenses was due primarily to an increase of $1.5 million related to employee compensation from additional headcount for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Selling, general and administrative	$54,506	$46,425	$8,081	17.4%
Percentage of sales	40.8%	40.9%
The increase in selling, general and administrative expenses resulted primarily from an increase of $4.9 million related to increased compensation costs in the United States, including TTOT and BMG, to support increased sales volume and company growth, and an increase of $3.2 million in legal expenses, bad debt expense, acquisition-related expenses, and other selling, general and administrative costs.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Provision for litigation	$374	$1,318	$(944)	(71.6)%
Percentage of sales	0.3%	1.2%
The provision for litigation, which includes settlement and verdict costs, was nominal in the current quarter. In the prior year quarter, we recognized a provision for the Bianco verdict and other litigation matters.

Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Other income, net	$441	$325	$116	35.7%
Percentage of sales	0.3%	0.3%
The change in other income, net is due primarily to increases in interest income along with decreases in foreign exchange transaction losses.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Income tax provision	$13,417	$11,231	$2,186	19.5%
Effective income tax rate	35.8%	35.2%
Our tax provision for the three months ended June 30, 2015 was higher than the prior year period due primarily to the changes in the components of pre-tax income.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Innovative Fusion	$141,941	$132,630	$9,311	7.0%
Disruptive Technology	123,233	95,153	28,080	29.5%
Total sales	$265,174	$227,783	$37,391	16.4%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $28.1 million was due primarily to sales of biologic, expandable interbody and minimally invasive products launched during the past three years including the sales from TTOT since the acquisition in late 2014. Innovative Fusion sales increased by $9.3 million due primarily to strong sales of pedicle screw systems.

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
United States	$241,470	$203,336	$38,134	18.8%
International	23,704	24,447	(743)	(3.0%)
Total sales	$265,174	$227,783	$37,391	16.4%
In the United States, the increase in sales of $38.1 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of pedicle screw systems and our biologic and expandable interbody products.
Internationally, the decrease in sales of $0.7 million was negatively impacted due to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $2.2 million, or by 9.3% due to increased penetration in existing international territories and strong sales in our biologic and expandable interbody products. Our worldwide sales increased 17.8% on a constant currency basis.
Cost of Goods Sold

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Cost of goods sold	$64,686	$51,895	$12,791	24.6%
Percentage of sales	24.4%	22.8%
The increase in cost of goods sold was due primarily to an increase of $9.1 million from increased sales volume and mix, including costs for TTOT, an increase of $1.2 million in freight costs, an increase of $1.1 million for inventory reserves and write-offs and an increase of $0.9 million for royalties.
Research and Development Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Research and development	$17,737	$15,137	$2,600	17.2%
Percentage of sales	6.7%	6.6%
The increase in research and development expenses was due primarily to an increase of $2.3 million related to employee compensation from additional headcount for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Selling, general and administrative	$106,795	$93,103	$13,692	14.7%
Percentage of sales	40.3%	40.9%
The increase in selling, general and administrative expenses was due primarily to an increase of $8.8 million related to increased compensation costs in the United States, including TTOT & BMG, to support increased sales volume and company growth, and an increase of $4.9 million in acquisition-related expenses, meeting and training expenses, legal expenses, bad debt expense and other selling, general and administrative costs.
Provision for Litigation

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Provision for litigation	$406	$3,853	$(3,447)	(89.5)%
Percentage of sales	0.2%	1.7%

The provision for litigation, which includes settlement and verdict costs, was nominal in the current year period. In the prior year period, we recognized provisions for the Bianco verdict, Altus settlement, and other litigation matters.
Other Income, Net

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Other income, net	$94	$570	$(476)	(83.5)%
Percentage of sales	—%	0.3%
The change in other income, net is due primarily to increases in foreign exchange transaction losses, partially offset by increases in interest income.
Income Tax Provision

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	$	%
Income tax provision	$26,942	$22,579	$4,363	19.3%
Effective income tax rate	35.6%	35.1%
Our tax provision for the six months ended June 30, 2015 was higher than the prior year period due primarily to the changes in the components of pre-tax income.
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

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income	$24,054	$20,647	$48,702	$41,786
Interest income, net	(278)	(195)	(556)	(396)
Provision for income taxes	13,417	11,231	26,942	22,579
Depreciation and amortization	5,905	5,387	11,579	10,684
EBITDA	43,098	37,070	86,667	74,653
Stock-based compensation	2,538	1,623	4,669	3,550
Provision for litigation	374	1,318	406	3,853
Change in fair value of contingent consideration and other acquisition related costs	730	143	1,314	153
Adjusted EBITDA	$46,740	$40,154	$93,056	$82,209
Adjusted EBITDA as a percentage of sales	35.0%	35.4%	35.1%	36.1%
In addition, for the period ended June 30, 2015 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation, which is net of the tax effects of such provision. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operating performance from period to period as it removes the effects of litigation, which we believe is not reflective of underlying business trends.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Six Months Ended
(Per share amounts)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Diluted earnings per share, as reported	$0.25	$0.22	$0.51	$0.44
Provision for litigation (net of taxes)	—	0.01	—	0.02
Non-GAAP diluted earnings per share	$0.25	$0.23	$0.51	$0.46
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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net cash provided by operating activities	$13,161	$12,350	$47,831	$41,582
Adjustment for impact of restricted cash	1,312	—	1,312	—
Purchases of property and equipment	(17,898)	(6,067)	(25,126)	(12,231)
Free cash flow	$(3,425)	$6,283	$24,017	$29,351
Furthermore, we define the non-GAAP measure of sales on a constant currency basis as the current and prior period sales translated at the same predetermined exchange rate. We believe sales on a constant currency basis provides insight to the comparative increase or decrease in period sales, in dollar and percentage terms, excluding the effects of fluctuations in foreign currency exchange rates. Below is a reconciliation of sales on a constant currency basis to sales as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Percent Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	Reported	Constant Currency
United States	$121,487	$101,631	19.5%	19.5%
International	12,083	11,942	1.2%	15.4%
Total sales	$133,570	$113,573	17.6%	19.1%

	Six Months Ended		Percent Change
(In thousands, except percentages)	June 30, 2015	June 30, 2014	Reported	Constant Currency
United States	$241,470	$203,336	18.8%	18.8%
International	23,704	24,447	(3.0)%	9.3%
Total sales	$265,174	$227,783	16.4%	17.8%
Adjusted EBITDA, non-GAAP Diluted Earnings Per Share, Free Cash Flow and sales on a constant currency basis are not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of Adjusted EBITDA, non-GAAP Diluted Earnings Per Share, Free Cash Flow and sales on a constant currency basis may differ from that of other companies and therefore may not be comparable.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		Change
(In thousands)	June 30, 2015	June 30, 2014	$
Net cash provided by operating activities	$47,831	$41,582	$6,249
Net cash used in investing activities	(92,304)	(4,799)	(87,505)
Net cash provided by financing activities	3,732	9,872	(6,140)
Effect of foreign exchange rate changes on cash	35	(117)	152
Increase/(decrease) in cash and cash equivalents	$(40,706)	$46,538	$(87,244)
During the six months ended June 30, 2015, our cash and cash equivalents decreased due primarily to the acquisition of BMG for $48.0 million, net of cash acquired.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities of $6.2 million was due primarily to the $4.1 million increase in the change in accounts receivable and the $6.9 million increase in net income, which were partially offset by the $6.1 million net decrease in the change in accounts payable and accounts payable to related parties and the $4.8 million increase in income tax payments over the prior year period.

Cash Used in Investing Activities
The increase in net cash used in investing activities of $87.5 million was due primarily to the $48.0 million used for the BMG acquisition and the $26.6 million increase in the amount of cash invested in marketable securities in the six-month period ended June 30, 2015 compared to the prior period. During the six-month period ended June 30, 2015, we had a net outflow of $19.2 million of cash from purchases exceeding maturities and sales, whereas in the corresponding period in 2014, we had a net cash inflow of $7.4 million as maturities and sales exceeded purchases of marketable securities.
Cash Provided by Financing Activities
The decrease in cash provided by financing activities of $6.1 million was due primarily to the decrease in the proceeds from the exercise of stock options of $3.6 million, along with the decrease in the related excess tax benefit of $2.5 million.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$41,559	$82,265
Short-term marketable securities	158,247	146,439
Long-term marketable securities	81,380	75,347
Total cash, cash equivalents and marketable securities	$281,186	$304,051

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$363,023	$380,613
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2016. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2015, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of June 30, 2015. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit No.	Item

10.1*	Fourth Amendment to Credit Agreement, dated May 4, 2015, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	July 31, 2015	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2015	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

10.1*	Fourth Amendment to Credit Agreement, dated May 4, 2015, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.