Form 10-Q
period 2015-09-30
GLOBUS MEDICAL INC
filed 2015-11-04
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of October 23, 2015 was 95,235,193 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,501	$82,265
Restricted cash	25,385	23,370
Short-term marketable securities	188,101	146,439
Accounts receivable, net of allowances of $2,224 and $1,647, respectively	77,596	75,430
Inventories	105,705	90,945
Prepaid expenses and other current assets	7,107	5,742
Income taxes receivable	7,995	5,772
Deferred income taxes	43,918	40,062
Total current assets	506,308	470,025
Property and equipment, net of accumulated depreciation of $134,108 and $118,544, respectively	106,180	69,475
Long-term marketable securities	61,525	75,347
Intangible assets, net	33,635	34,529
Goodwill	91,964	53,196
Other assets	1,049	975
Total assets	$800,661	$703,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,358	$15,904
Accounts payable to related-party	—	5,359
Accrued expenses	64,169	61,499
Income taxes payable	550	569
Business acquisition liabilities, current	13,342	6,081
Total current liabilities	94,419	89,412
Business acquisition liabilities, net of current portion	20,732	20,195
Deferred income taxes	8,193	5,166
Other liabilities	3,400	3,320
Total liabilities	126,744	118,093
Commitments and contingencies (Note 12)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 71,348 and 70,828 shares at September 30, 2015 and December 31, 2014, respectively	71	71
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at September 30, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	188,603	175,242
Accumulated other comprehensive loss	(1,738)	(1,657)
Retained earnings	486,957	411,774
Total equity	673,917	585,454
Total liabilities and equity	$800,661	$703,547
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales	$136,992	$117,787	$402,166	$345,570
Cost of goods sold	33,052	27,686	97,738	79,581
Gross profit	103,940	90,101	304,428	265,989

Operating expenses:
Research and development	9,409	8,146	27,146	23,283
Selling, general and administrative	53,829	46,986	160,624	140,089
Provision for litigation	27	46	433	3,899
Total operating expenses	63,265	55,178	188,203	167,271

Operating income	40,675	34,923	116,225	98,718

Other income/(expense), net
Interest income, net	342	181	898	577
Foreign currency transaction loss	(205)	(388)	(869)	(444)
Other income	116	83	318	313
Total other income/(expense), net	253	(124)	347	446

Income before income taxes	40,928	34,799	116,572	99,164
Income tax provision	14,447	11,738	41,389	34,317

Net income	$26,481	$23,061	$75,183	$64,847

Earnings per share:
Basic	$0.28	$0.24	$0.79	$0.69
Diluted	$0.28	$0.24	$0.78	$0.68
Weighted average shares outstanding:
Basic	95,138	94,399	94,970	94,111
Dilutive stock options	981	1,076	1,056	1,267
Diluted	96,119	95,475	96,026	95,378

Anti-dilutive stock equivalents excluded from weighted average calculation	3,234	1,660	3,118	1,518

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$26,481	$23,061	$75,183	$64,847
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	75	(18)	103	(8)
Foreign currency translation loss	(124)	(422)	(184)	(290)
Total other comprehensive loss	(49)	(440)	(81)	(298)
Comprehensive income	$26,432	$22,621	$75,102	$64,549

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$75,183	$64,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,669	16,057
Amortization of premium on marketable securities	2,352	2,073
Write-down for excess and obsolete inventories	7,122	5,439
Stock-based compensation expense	6,935	5,211
Excess tax benefit related to nonqualified stock options	(1,973)	(4,044)
Allowance for doubtful accounts	957	236
Change in deferred income taxes	(4,115)	(5,115)
Increase in:
Restricted cash	(2,015)	—
Accounts receivable	(3,468)	(886)
Inventories	(16,998)	(12,535)
Prepaid expenses and other assets	(1,368)	(1,325)
Increase/(decrease) in:
Accounts payable	(2,812)	(2,253)
Accounts payable to related-party	(5,359)	1,289
Accrued expenses and other liabilities	6,042	3,855
Income taxes payable/receivable	(275)	4,378
Net cash provided by operating activities	77,877	77,227

Cash flows from investing activities:
Purchases of marketable securities	(207,407)	(161,149)
Maturities of marketable securities	131,318	144,207
Sales of marketable securities	46,064	24,028
Purchases of property and equipment	(36,606)	(15,659)
Acquisition of businesses, net of cash acquired	(48,513)	—
Net cash used in investing activities	(115,144)	(8,573)

Cash flows from financing activities:
Payment of business acquisition liabilities	(900)	(900)
Proceeds from exercise of stock options	4,313	7,644
Excess tax benefit related to nonqualified stock options	1,973	4,044
Net cash provided by financing activities	5,386	10,788

Effect of foreign exchange rate on cash	117	45

Net increase/(decrease) in cash and cash equivalents	(31,764)	79,487
Cash and cash equivalents, beginning of period	82,265	89,962
Cash and cash equivalents, end of period	$50,501	$169,449

Supplemental disclosures of cash flow information:
Interest paid	9	32
Income taxes paid	45,955	36,362
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 150 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
Significant areas that require management’s estimates include intangible assets, contingent payment liabilities, allowance for doubtful accounts, stock-based compensation, write-down for excess and obsolete inventory, useful lives of assets, the outcome of litigation, and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.
(e) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. As of September 30, 2015, we have $25.4 million of restricted cash related to these matters. See “Note 12. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of September 30, 2015. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
(i) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board released Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard was to take effect for public companies for annual reporting periods beginning after December 15, 2016, and early adoption was prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.
In August 2015, the FASB released ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year while providing the option to early adopt the standard on the original effective date. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations, and disclosures.
In July 2015, the FASB released ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB’s Simplification Initiative. This update is intended to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. Within the scope of the update, an entity is required to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonable and predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for all public entities for fiscal years beginning after December 31, 2016, including interim reporting periods within that period, and is required to be applied prospectively, with early adoption permitted. We are currently evaluating the impact of the new standard on our financial position, results of operations, and disclosures.
In September 2015, the FASB released ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The update is not expected to have a material impact on our financial position, results of operations, and disclosures.
NOTE 2. ACQUISITIONS
Branch Medical Group, Inc.
On February 25, 2015, we entered into an agreement to acquire Branch Medical Group, Inc. (“BMG”), a related-party manufacturer of high precision medical devices located in Audubon, PA. We closed this acquisition on March 11, 2015, for $57.0 million in cash, $5.3 million in deferred consideration, and $0.9 million of closing working capital adjustments. The amount payable to BMG on the date of acquisition of $5.2 million was also settled in connection with the acquisition.
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
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded goodwill of $39.0 million. The results of operations of BMG have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on purchase price allocations and on certain management judgments. These allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. We completed our final purchase price allocations during September 2015. The goodwill from this acquisition is not deductible for tax purposes.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2015, we recorded the following purchase price allocation for the identifiable tangible and intangible assets and liabilities of BMG:

(In thousands)
Consideration:
Cash paid at closing	$57,042
Deferred consideration	5,290
Closing adjustments payable	944
Fair value of consideration	$63,276

Identifiable assets acquired and liabilities assumed:
Cash acquired	$9,026
Accounts receivable	88
Inventory	4,753
Other assets	444
Property and equipment	14,862
Accounts payable and accrued expenses	(1,585)
Deferred tax liability, net	(3,280)
Total identifiable net assets	24,308

Goodwill	38,968
Total allocated purchase price	$63,276
The following updated unaudited pro forma information is based on historical data, and gives effect to our acquisition of BMG as if the acquisition had occurred on January 1, 2014. These unaudited pro forma results include adjustments having a continuing impact on our consolidated statements of income. These adjustments consist of: elimination of intercompany sales/purchase transactions and the related profit, adjustments to depreciation for the fair value and depreciable lives of property and equipment, adjustments in the capitalization of overhead costs and adjustments to tax expense based on consolidated pro forma results. These results have been prepared using assumptions our management believes are reasonable, but not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2014, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to operating synergies that we may realize as a result of the acquisition.

	Three Months Ended		Nine Months Ended
(pro forma, in thousands, except per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net sales	$136,953	$117,802	$401,993	$345,743
Net income	27,191	23,226	77,358	65,011

Earnings per share:
Basic	$0.29	$0.25	$0.81	$0.69
Diluted	$0.28	$0.24	$0.81	$0.68

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Transplant Technologies of Texas, Ltd.
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
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		September 30, 2015
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(367)	3,633
Customer relationships & other intangibles	7.3	5,525	(2,127)	3,398
Patents	17.0	2,495	(451)	2,044
Total intangible assets		$36,580	$(2,945)	$33,635

		December 31, 2014
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	3,800	(88)	3,712
Customer relationships & other intangibles	7.3	5,525	(1,344)	4,181
Patents	17.0	2,420	(344)	2,076
Total intangible assets		$36,305	$(1,776)	$34,529

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		September 30, 2015
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$85,582	$36	$(9)	$85,609
Corporate debt securities	Less than 1	55,019	9	(10)	55,018
Commercial paper	Less than 1	42,454	12	—	42,466
Securities of U.S. government-sponsored agencies	Less than 1	3,000	2	—	3,002
Asset-backed securities	Less than 1	2,007	—	(1)	2,006
Total short-term marketable securities		$188,062	$59	$(20)	$188,101

Long-term:
Municipal bonds	1-2	$23,858	$25	$(16)	$23,867
Corporate debt securities	1-2	11,532	7	(4)	11,535
Asset-backed securities	1-2	24,092	9	(4)	24,097
Securities of U.S. government-sponsored agencies	1-2	2,022	4	—	2,026
Total long-term marketable securities		$61,504	$45	$(24)	$61,525

		December 31, 2014
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$28,684	$2	$(3)	$28,683
Corporate debt securities	Less than 1	73,066	7	(42)	73,031
Commercial paper	Less than 1	44,663	8	—	44,671
Asset-backed securities	Less than 1	54	—	—	54
Total short-term marketable securities		$146,467	$17	$(45)	$146,439

Long-term:
Municipal bonds	1-2	$26,005	$3	$(36)	$25,972
Corporate debt securities	1-2	19,617	3	(22)	19,598
Asset-backed securities	1-2	21,236	1	(8)	21,229
Securities of U.S. government-sponsored agencies	1-2	8,564	—	(16)	8,548
Total long-term marketable securities		$75,422	$7	$(82)	$75,347
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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	September 30, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents	$22,707	$5,959	$16,748	$—
Municipal bonds	109,476	—	109,476	—
Corporate debt securities	66,553	—	66,553	—
Commercial paper	42,466	—	42,466	—
Asset-backed securities	26,103	—	26,103	—
Securities of U.S. government-sponsored agencies	5,028	—	5,028	—

Liabilities
Contingent consideration	27,980	—	—	27,980

	Balance at
(In thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$9,802	$1,302	$8,500	$—
Municipal bonds	54,655	—	54,655	—
Corporate debt securities	92,629	—	92,629	—
Commercial paper	44,671	—	44,671	—
Asset-backed securities	21,283	—	21,283	—
Securities of U.S. government-sponsored agencies	8,548	—	8,548	—

Liabilities
Contingent consideration	24,335	—	—	24,335

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
NOTE 6. INVENTORIES

(In thousands)	September 30, 2015	December 31, 2014
Raw materials	$10,649	$8,847
Work in process	7,569	2,490
Finished goods	87,487	79,608
Total inventories	$105,705	$90,945
NOTE 7. ACCRUED EXPENSES

(In thousands)	September 30, 2015	December 31, 2014
Compensation and other employee-related costs	$19,647	$19,933
Legal and other settlements and expenses	26,172	27,686
Accrued non-income taxes	6,059	4,720
Royalties	6,378	3,872
Other	5,913	5,288
Total accrued expenses	$64,169	$61,499
NOTE 8. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2016. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2015, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
September 30, 2015	71,347,599	23,877,556	95,225,155
December 31, 2014	70,828,187	23,877,556	94,705,743
The following table summarizes changes in total equity:

Nine Months Ended
(In thousands)	September 30, 2015
Total equity, beginning of period	$585,454
Net income	75,183
Stock-based compensation cost	7,075
Exercise of stock options	4,313
Excess tax benefit of nonqualified stock options	1,973
Other comprehensive loss	(81)
Total equity, end of period	$673,917
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2014	$(64)	$(1,593)	$(1,657)
Other comprehensive income/(loss) before reclassifications	100	(184)	(84)
Amounts reclassified from accumulated other comprehensive income, net of tax	3	—	3
Other comprehensive income/(loss), net of tax	103	(184)	(81)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2015	$39	$(1,777)	$(1,738)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2013	$32	$(1,041)	$(1,009)
Other comprehensive loss before reclassifications	(15)	(290)	(305)
Amounts reclassified from accumulated other comprehensive income, net of tax	7	—	7
Other comprehensive loss, net of tax	(8)	(290)	(298)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2014	$24	$(1,331)	$(1,307)
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
As of September 30, 2015, there were 3,782,796 shares of Class A Common stock available for future grants under the 2012 Plan.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted average grant date per share fair value	$8.23	$7.73	$8.73	$9.88

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity during the nine months ended September 30, 2015 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2014	4,854	$14.50
Granted	2,514	24.82
Exercised	(519)	8.30
Forfeited	(311)	16.80
Outstanding at September 30, 2015	6,538	$18.85	7.7	$26,096
Exercisable at September 30, 2015	2,647	$12.34	5.8	$23,309
Expected to vest at September 30, 2015	3,891	$23.28	9.1	$2,787
The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Intrinsic value of stock options exercised	$2,757	$853	$8,696	$16,750

Stock-based compensation expense	$2,266	$1,661	$6,935	$5,211
Net stock-based compensation capitalized into inventory	140	—	140	—
Total stock-based compensation cost	$2,406	$1,661	$7,075	$5,211
As of September 30, 2015, there was $28.7 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Effective income tax rate	35.3%	33.7%	35.5%	34.6%
The change in the effective income tax rate between the current year and prior year periods is due primarily to the 2014 reduction in uncertain tax positions related to Internal Revenue Service (“IRS”) audits of our 2011 and 2012 tax years, resulting in no adjustments, offset partially by the research and experimentation credit not being extended as of and for the periods ended September 30, 2014.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. On March 17, 2014, the court denied Bianco’s claim for permanent injunctive relief. On July 2, 2014, the court awarded Bianco an ongoing royalty of 5% of the net sales of the CALIBER®, CALIBER®-L, and RISE® products, or products that are not colorably different from those products, for a fifteen year period on sales starting on January 18, 2014. The court entered final judgment on the jury verdict on July 17, 2014. On October 19, 2015, the United States Federal Circuit Court of Appeals affirmed the judgment without opinion. We are considering our options for further appeal.
We do not expect the judgment to impact our ability to conduct our business or to have any material impact on our future revenues.
Altus Partners, LLC Litigation
On February 20, 2013, Altus Partners, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. On April 7, 2014, we settled the litigation with Altus Partners and recognized a provision for litigation of $2.0 million.
Bonutti Skeletal Innovations, LLC Litigation
On November 19, 2014, Bonutti Skeletal Innovations, LLC filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. Bonutti Skeletal, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, COALITION®, CONTINENTAL®, FORGE®, FORTIFY®, INDEPENDENCE®, INTERCONTINENTAL®, MONUMENT®, NIKO®, RISE®, SIGNATURE®, SUSTAIN®, and TRANSCONTINENTAL® products. Bonutti Skeletal seeks an unspecified amount in damages and injunctive relief. This matter was stayed on June 26, 2015 pending the resolution of inter partes reviews on the asserted patents by the USPTO. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.

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
Silverstein Litigation
On September 28, 2015, a putative securities class action lawsuit was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. Plaintiff in the lawsuit purports to represent a class of our stockholders who purchased shares between February 26, 2014 and August 5, 2014. The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks damages in an unspecified amount, attorney’s fees and other relief. We believe the allegations to be unfounded, and intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
NOTE 13. RELATED-PARTY TRANSACTIONS
Prior to March 11, 2015, we had contracted with BMG, which at the time was a related-party manufacturer. We have purchased the following amounts of products and services from BMG:

	Period Ended	Three Months Ended	Nine Months Ended
(In thousands)	March 11, 2015	September 30, 2014	September 30, 2014
Purchases from related-party supplier	$5,304	$5,163	$15,954
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We globally manage the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States.
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$125,670	$106,601	$367,140	$309,937
International	11,322	11,186	35,026	35,633
Total sales	$136,992	$117,787	$402,166	$345,570

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Innovative Fusion	$72,490	$67,726	$214,431	$200,356
Disruptive Technology	64,502	50,061	187,735	145,214
Total sales	$136,992	$117,787	$402,166	$345,570

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
Overview
We are a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 150 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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
During the nine months ended September 30, 2015, our international sales accounted for approximately 8.7% of our total sales. We sell our products in 34 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
On March 11, 2015, we acquired Branch Medical Group, Inc. (“BMG”), a related-party manufacturer of high precision medical devices located in Audubon, PA, for $57.0 million in cash, $5.3 million in deferred consideration, and $0.9 million of closing working capital adjustments.

Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Innovative Fusion	$72,490	$67,726	$4,764	7.0%
Disruptive Technology	64,502	50,061	14,441	28.8%
Total sales	$136,992	$117,787	$19,205	16.3%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $14.4 million was due primarily to sales of regenerative biologics, expandable interbody products, and minimally invasive products launched during the past three years in addition to the sales from Transplant Technologies of Texas, Ltd. (“TTOT”) since the acquisition in late 2014. Innovative Fusion sales increased by $4.8 million due primarily to strong sales of pedicle screw systems.

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
United States	$125,670	$106,601	$19,069	17.9%
International	11,322	11,186	136	1.2%
Total sales	$136,992	$117,787	$19,205	16.3%
In the United States, the increase in sales of $19.1 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of expandable interbody products, regenerative biologics and pedicle screw systems.
Internationally, the increase in sales of $0.1 million was negatively impacted due to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $1.6 million, or by 14.6%, due to increased penetration in existing international territories and strong sales in our regenerative biologics and expandable interbody products. Our worldwide sales increased 17.6% on a constant currency basis.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Cost of goods sold	$33,052	$27,686	$5,366	19.4%
Percentage of sales	24.1%	23.5%
The increase in cost of goods sold was due primarily to an increase of $4.1 million from increased sales volume and mix, including costs for TTOT, and an increase of $1.2 million in freight, depreciation and other costs.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Research and development	$9,409	$8,146	$1,263	15.5%
Percentage of sales	6.9%	6.9%
The increase in research and development expenses was due primarily to an increase of $1.1 million related to employee compensation from additional headcount for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Selling, general and administrative	$53,829	$46,986	$6,843	14.6%
Percentage of sales	39.3%	39.9%
The increase in selling, general and administrative expenses resulted primarily from an increase of $4.6 million related to increased compensation costs in the United States, including TTOT and BMG, to support increased sales volume and company growth, an increase of $1.4 million in acquisition-related expenses, $0.8 million in other selling, general and administrative costs.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Provision for litigation	$27	$46	$(19)	(41.3)%
Percentage of sales	—%	—%
The provision for litigation, which includes settlement and verdict costs, was nominal in the current and prior quarters.
Other Income/(Expense), Net

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Other income/(expense), net	$253	$(124)	$377	(304.0)%
Percentage of sales	0.2%	(0.1)%
The change in other income/(expense), net is due primarily to increases in interest income, along with decreases in foreign exchange transaction losses.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Income tax provision	$14,447	$11,738	$2,709	23.1%
Effective income tax rate	35.3%	33.7%
Our tax provision and effective tax rate for the three months ended September 30, 2015 was higher than the prior year period due primarily to the 2014 reduction in uncertain tax positions related to Internal Revenue Service (“IRS”) audits of our 2011 and 2012 tax years, resulting in no adjustments, offset partially by the research and experimentation credit not being extended as of September 30, 2014, for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Innovative Fusion	$214,431	$200,356	$14,075	7.0%
Disruptive Technology	187,735	145,214	42,521	29.3%
Total sales	$402,166	$345,570	$56,596	16.4%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $42.5 million was due primarily to sales of regenerative biologics, expandable interbody and minimally invasive products launched during the past three years including the sales from TTOT since the acquisition in late 2014. Innovative Fusion sales increased by $14.1 million due primarily to strong sales of pedicle screw systems.

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
United States	$367,140	$309,937	$57,203	18.5%
International	35,026	35,633	(607)	(1.7%)
Total sales	$402,166	$345,570	$56,596	16.4%
In the United States, the increase in sales of $57.2 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of expandable interbody products, regenerative biologics and pedicle screw systems.
Internationally, the decrease in sales of $0.6 million was negatively impacted due to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $3.9 million, or by 11.0%, due to increased penetration in existing international territories and strong sales in our regenerative biologics and expandable interbody products. Our worldwide sales increased 17.7% on a constant currency basis.

Cost of Goods Sold

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Cost of goods sold	$97,738	$79,581	$18,157	22.8%
Percentage of sales	24.3%	23.0%
The increase in cost of goods sold was due primarily to an increase of $13.3 million from increased sales volume and mix, including costs for TTOT, an increase of $1.6 million in freight costs, an increase of $1.0 million for inventory reserves and write-offs and an increase of $0.8 million for royalties.
Research and Development Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Research and development	$27,146	$23,283	$3,863	16.6%
Percentage of sales	6.7%	6.7%
The increase in research and development expenses was due primarily to an increase of $2.5 million related to employee compensation from additional headcount for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Selling, general and administrative	$160,624	$140,089	$20,535	14.7%
Percentage of sales	39.9%	40.5%
The increase in selling, general and administrative expenses was due primarily to an increase of $13.4 million related to increased compensation costs in the United States, including TTOT & BMG, to support increased sales volume and company growth, an increase of $2.9 million in acquisition-related expenses, an increase of $1.2 million in legal expenses, an increase of $0.9 million in bad debt expense and an increase of $2.2 million in other selling, general and administrative costs.
Provision for Litigation

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Provision for litigation	$433	$3,899	$(3,466)	(88.9)%
Percentage of sales	0.1%	1.1%
The provision for litigation, which includes settlement and verdict costs, was nominal in the current year period. In the prior year period, we recognized provisions for the Bianco verdict, Altus settlement, and other litigation matters.

Other Income, Net

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Other income, net	$347	$446	$(99)	(22.2)%
Percentage of sales	0.1%	0.1%
The decrease in other income, net is due primarily to increases in foreign exchange transaction losses, which were partially offset by increases in interest income.
Income Tax Provision

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	$	%
Income tax provision	$41,389	$34,317	$7,072	20.6%
Effective income tax rate	35.5%	34.6%
Our tax provision and effective tax rate for the nine months ended September 30, 2015 was higher than the prior year period due primarily to the 2014 reduction in uncertain tax positions related to Internal Revenue Service (“IRS”) audits of our 2011 and 2012 tax years, resulting in no adjustments, offset partially by the research and experimentation credit not being extended as of September 30, 2014, for the three months ended September 30, 2014.
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, changes in the fair value of contingent consideration in connection with business acquisitions and other acquisition related costs, and provision for litigation, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income	$26,481	$23,061	$75,183	$64,847
Interest income, net	(342)	(181)	(898)	(577)
Provision for income taxes	14,447	11,738	41,389	34,317
Depreciation and amortization	6,090	5,373	17,669	16,057
EBITDA	46,676	39,991	133,343	114,644
Stock-based compensation expense	2,266	1,661	6,935	5,211
Provision for litigation	27	46	433	3,899
Change in fair value of contingent consideration and other acquisition related costs	1,550	263	2,864	416
Adjusted EBITDA	$50,519	$41,961	$143,575	$124,170
Adjusted EBITDA as a percentage of sales	36.9%	35.6%	35.7%	35.9%
In addition, for the period ended September 30, 2015 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation, which is net of the tax effects of such provision. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operating performance from period to period as it removes the effects of litigation, which we believe is not reflective of underlying business trends.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Nine Months Ended
(Per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Diluted earnings per share, as reported	$0.28	$0.24	$0.78	$0.68
Provision for litigation (net of taxes)	—	—	0.01	0.03
Non-GAAP diluted earnings per share	$0.28	$0.24	$0.79	$0.71
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$30,046	$35,645	$77,877	$77,227
Adjustment for impact of restricted cash	703	—	2,015	—
Purchases of property and equipment	(11,480)	(3,428)	(36,606)	(15,659)
Free cash flow	$19,269	$32,217	$43,286	$61,568
Furthermore, we define the non-GAAP measure of sales and net income on a constant currency basis as the current and prior period sales and net income translated at the same predetermined exchange rate. We believe sales and net income on a constant currency basis provides insight to the comparative increase or decrease in period sales and net income, in dollar and percentage terms, excluding the effects of fluctuations in foreign currency exchange rates. Below is a table of sales and net income on a constant currency basis compared to sales and net income as reported in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Percent Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	Reported	Constant Currency
United States	$125,670	$106,601	17.9%	17.9%
International	11,322	11,186	1.2%	14.6%
Total sales	$136,992	$117,787	16.3%	17.6%

Net income	$26,481	$23,061	14.8%	18.0%

	Nine Months Ended		Percent Change
(In thousands, except percentages)	September 30, 2015	September 30, 2014	Reported	Constant Currency
United States	$367,140	$309,937	18.5%	18.5%
International	35,026	35,633	(1.7)%	11.0%
Total sales	$402,166	$345,570	16.4%	17.7%

Net income	$75,183	$64,847	15.9%	18.4%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		Change
(In thousands)	September 30, 2015	September 30, 2014	$
Net cash provided by operating activities	$77,877	$77,227	$650
Net cash used in investing activities	(115,144)	(8,573)	(106,571)
Net cash provided by financing activities	5,386	10,788	(5,402)
Effect of foreign exchange rate changes on cash	117	45	72
Increase/(decrease) in cash and cash equivalents	$(31,764)	$79,487	$(111,251)
During the nine months ended September 30, 2015, our cash and cash equivalents decreased due primarily to the acquisition of BMG for $48.5 million, net of cash acquired, $37.1 million of additional investment in marketable securities and $20.9 million in additional acquisitions of property and equipment to support our continued investment in regenerative biologics, robotics and in-house manufacturing.

Cash Provided by Operating Activities
The increase in net cash provided by operating activities of $0.7 million was due primarily to the $10.3 million increase in net income and $2.2 million decrease in accrued expenses, partially offset by the $7.2 million net decrease in the change in accounts payable and accounts payable to related parties.
Cash Used in Investing Activities
The increase in net cash used in investing activities of $106.6 million was due primarily to the $48.5 million used for the BMG acquisition, the $37.1 million increase in the amount of cash invested in marketable securities and $20.9 million in additional acquisitions of property and equipment to support our continued investment in regenerative biologics, robotics and in-house manufacturing during the nine-month period ended September 30, 2015 compared to the prior period.
Cash Provided by Financing Activities
The decrease in cash provided by financing activities of $5.4 million was due primarily to the decrease in the proceeds from the exercise of stock options of $3.3 million, along with the decrease in the related excess tax benefit of $2.1 million.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$50,501	$82,265
Short-term marketable securities	188,101	146,439
Long-term marketable securities	61,525	75,347
Total cash, cash equivalents and marketable securities	$300,127	$304,051

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$411,889	$380,613
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2016. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2015, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
On February 25, 2015, we entered into an agreement to acquire BMG, a related-party manufacturer of high precision medical devices located in Audubon, PA. We closed this acquisition on March 11, 2015, for $57.0 million in cash, $5.3 million in deferred consideration, and $0.9 million of closing working capital adjustments. For additional information regarding this transaction, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 2. Acquisitions” above.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of

September 30, 2015. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board released Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard was to take effect for public companies for annual reporting periods beginning after December 15, 2016, and early adoption was prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.
In August 2015, the FASB released ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year while providing the option to early adopt the standard on the original effective date. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations, and disclosures.
In July 2015, the FASB released ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB’s Simplification Initiative. This update is intended to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. Within the scope of the update, an entity is required to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonable and predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for all public entities for fiscal years beginning after December 31, 2016, including interim reporting periods within that period, and is required to be applied prospectively, with early adoption permitted. We are currently evaluating the impact of the new standard on our financial position, results of operations, and disclosures.

In September 2015, the FASB released ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The update is not expected to have a material impact on our financial position, results of operations, and disclosures.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

10.1
Employment Agreement, dated as of September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 of Globus Medical, Inc's Current Report on Form 8-K filed on September 17, 2015).

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

GLOBUS MEDICAL, INC.

Dated:	November 4, 2015	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2015	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

10.1
Employment Agreement, dated as of September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 of Globus Medical, Inc's Current Report on Form 8-K filed on September 17, 2015).

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