Form 10-K
period 2015-12-31
GLOBUS MEDICAL INC
filed 2016-02-29
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

 Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2015, as reported on the New York Stock Exchange, was approximately $1.8 billion.

The number of shares outstanding of the registrant’s common stock (par value $0.001 per share) as of February 19, 2016 was 95,373,243 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2015, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Item 1. Business
Overview
Globus Medical, Inc. (“Globus,” “we,” “us” or “our”) is a medical device company focused on developing products that promote healing in patients with musculoskeletal disorders. We are currently focused on products to treat patients with spine disorders. We have also recently begun to develop a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas, although those development efforts are still ongoing and we currently have no robotic or orthopedic trauma products that are cleared by the U.S. Food and Drug Administration (“FDA”) for sale. We are an engineering-driven company with a history of rapidly developing and commercializing advanced and innovative products and procedures that assist surgeons in effectively treating their patients. Since our inception in 2003, we have launched over 150 products and offer a comprehensive portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches. We continue to devote significant efforts to the development of new and innovative technologies for the treatment of patients with spine disorders. In 2015, those efforts resulted in the launch of fourteen new products.

All of our current products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products comprise fusion products to treat a wide variety of spinal disorders for the entire spine and can be used in a variety of surgical approaches. We believe our Innovative Fusion products have features and characteristics that may provide advantages for surgeons and potentially contribute to better outcomes for patients as compared to competing traditional fusion products.
We define Disruptive Technologies as those that represent a significant shift in the treatment of spinal disorders by allowing for novel surgical procedures, improvements to existing surgical procedures and the treatment of spinal disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help a patient avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives, including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products, and regenerative biologics technologies, as well as interventional pain management solutions, including treatments for vertebral compression fractures.
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
Strategy
Our goal is to become the leader in providing innovative solutions across the continuum of care in the spine market. To achieve this goal, we are employing the following business strategies:

•
Leverage our integrated product development engine. We plan to continue developing both Innovative Fusion products and Disruptive Technology products using our product development engine. We believe our team-oriented approach, active surgeon input and demonstrated product development capabilities position us to maintain a rapid rate of new product launches. We launched fourteen new products in 2015, have over 30 potential new products in various stages of development, and expect to launch approximately five to ten new products in each of the next three years.

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

•
Continue to expand into international markets. As of December 31, 2015, we had an existing direct or distributor sales presence in 34 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional products and through the expansion of our international sales force.

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
We believe the spine market will continue to experience growth as a result of the following market influences:

•
Favorable patient demographics. The number of people between 40 to 80 years old is large and growing. Improvements in healthcare have led to increasing life expectancies worldwide and the opportunity to lead more active lifestyles at advanced ages. These trends are expected to generate increased demand for spine surgeries.

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

•
Continued growth of spine procedures worldwide. While the United States comprises approximately 4% of the worldwide population, we believe that approximately one-half of all spine surgeries occur in the United States. We believe that improvements to the standard of care outside of the United States will increase the international demand for spine products.

The Globus Solution
We currently offer over 150 products for the treatment of spine disorders.
Innovative Fusion Products
The depth of our Innovative Fusion portfolio encompasses treatment modalities from the occiput to the sacrum, with novel designs and features that provide key improvements to the standards of care. We also build on proven technologies to continuously upgrade our offerings, including a range of interbody implant and surgical approach options.
Our Innovative Fusion products address the entire spine to treat degenerative, deformity, tumor, and trauma conditions. We believe that our products offer features and characteristics that provide advantages over traditional fusion products that may help improve surgical techniques and may contribute to better outcomes for patients. For example, in 2013 we introduced a new pedicle screw platform, CREO®. This new system is optionally modular and offers lower profile constructs along with a variety of options to meet surgical and patient needs. CREO® includes a convenient non-threaded locking cap design that eases building of thoracolumbar fixation constructs to readily adapt to the patient’s anatomy and condition, for a range of clinical applications. In 2014 and 2015, among several other new products, we launched several additions to the CREO® platform including streamlined and intuitive instruments that offer surgeons options for almost any situation or preference.
Disruptive Technologies Products
We believe we are well positioned to capitalize on this higher-growth segment of the spine market given our multiple existing commercialized products and several products in various stages of development. We have a broad, comprehensive product portfolio and pipeline of Disruptive Technologies, including MIS, motion preservation, and regenerative biologics technologies, as well as interventional pain management solutions.
Our MIS products enable a surgeon to perform a procedure less invasively to minimize tissue disruption and maximize native anatomy, which may lead to better patient recovery and fewer approach-related complications. For example, the latest addition to our retractor platform, MARS™ 3VL, offers unparalleled adjustability to the positioning of radiolucent blades. This slim and rigid retractor allows surgeons to easily modify the anterior or posterior location without having to move the table mounted frame. MAGNIFY™ S is the first and only stand alone anterior lumbar interbody fusion (“ALIF”) device that was designed to adjust to the patient’s anatomy, potentially sparing endplate damage. We also offer a variety of innovative fixation options including plates and pedicle screw systems designed for minimally invasive insertion.
Similarly, other Disruptive Technology products include our motion preservation offerings, such as SECURE®-C and SECURE®-CR, which are next-generation cervical arthroplasty devices that allow segmental motion, are semi-constrained, and provide alternatives to fusion in the treatment of degenerative conditions. In 2014, we launched MONUMENT®, an ALIF implant intended to aid in the reduction of a grade 1 spondylolisthesis using its built-in, self-locking mechanical reduction feature.
Regenerative biologics products, including bioactive glass-based KINEX® and SIGNIFY™ bone void fillers and CONDUCT® ceramic-collagen, are well suited for pelvic/extremity and posterolateral spinal fusion procedures. The SHIELD® and AFFIRM® products allow for the treatment of painful vertebral compression fractures.

Product Development and Research
Globus was founded with a goal of leveraging our team’s extensive experience in the spine industry to use a distinctive product development process that significantly reduces the length of time between a product’s conception and commercialization. Our product development engine is the name we give to our particular approach to product development, which we believe is unique and highly efficient. We employ an integrated team approach to product development that involves collaboration among surgeons, our engineers, our dedicated researchers, our highly-skilled machinists, and our regulatory personnel. We believe that utilizing these integrated teams, as well as our extensive in-house facilities, allows us to design, test, and obtain timely regulatory clearance and approvals of our products. We also believe that our product development engine enables us to develop products that provide advantages for surgeons and contribute to better outcome for patients.
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
The markets in which we operate are subject to rapid technological advancements. We must constantly improve existing products and introduce new products in order to continue to succeed. Accordingly, we have made significant investments in our product development and research capabilities. For the years ended December 31, 2015, 2014 and 2013, we spent $37.0 million, $31.7 million and $26.9 million, respectively, on research and development.
Sales and Marketing
We market and sell our products through our exclusive global sales force. As of December 31, 2015, we had a direct or distributor sales presence in the United States and in 34 countries outside the United States. We expect to continue to increase the number of our direct and distributor sales representatives, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.
Our sales representatives are present in the operating room during most surgeries in the United States and in many, but not all, of the other countries in which our products are sold. These representatives have the responsibility to confirm that all of the items needed in the surgery are sterile when provided or are capable of being sterilized at the hospital and are available to the surgeon and surgical staff. Various sizes and quantities of implants are made available to be able to satisfy varying surgical requirements and patient anatomy, along with numerous surgical instruments and cases needed to safely perform the surgery and implantation. As products are used in surgeries, replacement items are shipped to our sales representatives and hospitals to replenish their supply.
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
Competition
We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive. Alphatec Spine, Orthofix International, Zimmer Biomet, LDR Holding, K2M and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain regulatory clearance or approvals for competing products more rapidly than we can.
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
Manufacturing and Supply
We have greatly expanded our dedicated in-house implant manufacturing capabilities. A significant portion of our implant products is manufactured in our facilities in Eagleville, Pennsylvania. Most of our regenerative biologics products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania.
However, most of our products are generally manufactured through a network of over 100 international and domestic third-party suppliers. Our suppliers utilize state-of-the-art, high precision, computer-aided manufacturing equipment to manufacture our products. We have focused on developing a strong supplier base as part of our manufacturing strategy. Our relationship with our suppliers enables significant interaction between our design engineers and project managers and the suppliers’ engineers and schedulers to work through issues arising during the entire product development cycle. Many of our suppliers, including our largest suppliers, are located within a 100-mile radius of the Philadelphia area, which affords our engineers and other members of our product development team the opportunity to work closely with them to commercialize our products.
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
As of December 31, 2015, we owned 378 issued U.S. patents (363 utility patents; 15 design patents) and had applications pending for 397 U.S. patents (all utility patent applications), and we owned 130 issued foreign patents and had applications pending for 199 foreign patents. Our issued patents expire between November 2019 and September 2034.
Our trademark portfolio contains 172 registered trademarks and 61 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.
Third-Party Coverage and Reimbursement
We expect that, in the future, sales volumes and prices of our products may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as state and federal programs including Medicare, Medicaid and Worker’s Compensation as well as private insurance plans including Blue Cross Blue Shield plans and commercial insurers. Reimbursement is dynamic and is contingent on coding for given services or procedures, coverage by third-party payors, and adequate payment for the services or procedures.
Physicians use Current Procedural Terminology (“CPT®”) codes to bill for services and procedures, which are established by the American Medical Association (“AMA”), and Health Care Common Procedure Coding Systems (“HCPCS”) codes, which are controlled by the Centers for Medicare and Medicaid Services (“CMS”), the agency responsible for administering Medicare and Medicaid. Specialty societies such as the North American Spine Society, the American Association of Neurological Surgeons, and the American Academy of Orthopaedic Surgeons provide advice to the AMA CPT® Editorial Panel for developing codes and to some extent provide input to CMS in developing HCPCS codes. The availability of existing codes to bill for services and procedures may impact the adoption of technology.
The CMS and the National Center for Health Statistics are jointly responsible for overseeing changes and modifications to International Classification of Diseases, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”) procedure codes used by physicians for reporting diagnosis(es) and hospitals for reporting inpatient procedures. ICD-10-CM/PCS was implemented in the U.S. on October 1, 2015. This represents the first major coding change for ICD coding in over 30 years. The granularity and specificity of the new ICD-10-CM/PCS coding system may impact reimbursement in the future, particularly hospital inpatient reimbursement. Physician and hospital coding is subject to change, which could impact coverage and reimbursement and thus potentially impact physician practice behavior.
Independent of coding status, third-party payors may deny coverage based on their own criteria. Payor medical policies continue to become more restrictive. Payors may deem the clinical efficacy of a device or procedure to be experimental or investigational, not the most cost-effective treatment available, or used for an unapproved indication. For example, Aetna changed its medical policy for invasive back pain procedures to include an Appendix which lists covered and non-covered spine devices by brand name and manufacturer. As a result of this policy change, Aetna considers “expandable” cages to be experimental/

investigational and therefore not covered. Additionally, many private payors use coverage decisions and payment amounts established by CMS for the Medicare program as guidelines in setting their coverage and reimbursement policies. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and local coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. We will continue to provide the appropriate resources to patients, physicians, hospitals, and insurers in order to promote the best patient care, provide clarity regarding coverage and reimbursement policies, and work to reverse any non-coverage policies.
For federal/state programs, such as Medicaid, coverage and reimbursement differ from state to state. Some state Medicaid programs may not reimburse an adequate amount for the procedures performed with our products, if any payment is made at all. In addition, state-level worker’s compensation coverage and reimbursement vary from state to state. Payment by Medicare and other third-party payors may not be adequate to cover the cost of medical devices used in spine procedures. Additionally, some spine procedures are now being performed in the hospital outpatient and ambulatory surgery center settings, in part due to innovation. Reimbursement levels in these settings are typically lower than for the hospital inpatient setting and may not be adequate to cover the cost of innovative and novel medical devices.
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
FDA’s Pre-market Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the United States requires either 510(k) clearance or a pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either Class I or II. Unless classified as exempt from pre-market notification, Class I and II devices generally require the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, which typically requires approval of a PMA application. Both 510(k) pre-market notification and PMAs are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
Human Cell, Tissue and Cellular and Tissue Based Products
We currently distribute a number of products processed from human tissue, some of which are manufactured by third-party suppliers. FDA regulates human tissue products as Human Cells and Cellular and Tissue Based Products (“HCT/Ps”). Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to FDA’s regulatory requirements for medical devices or biologics. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, or other premarket approvals from FDA before marketing. Tissue banks that handle HCT/Ps must register their establishments with FDA, list their HCT/P products with FDA, and comply with FDA donor eligibility and screening, current Good Tissue Practice (“CGTP”), product labeling, and postmarket reporting requirements for HCT/Ps.
The FDA periodically inspects tissue processors to determine compliance with these requirements. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the CGTP regulations that regulate those functions are dependent upon the actions of these independent entities.
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
International
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area (“EEA”) requires a European Conformity mark (“CE mark”) in order to market medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval although others, such as Brazil, Canada and Japan, require separate regulatory filings.
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
Employees
As of December 31, 2015, we had over 1,200 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.
Properties
Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research and manufacturing facilities in Texas and also own a distribution center in Heerlen, Netherlands to support our international operations. We maintain sales and administrative offices in twelve countries, all of which are leased.
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
Furthermore, we believe spine surgeons will not widely adopt our Disruptive Technology products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that MIS techniques and our motion preservation and regenerative biologics technologies provide benefits or are an attractive alternative to conventional treatments of spine disorders and incorporate improved technologies that permit novel surgical procedures.
Surgeons, and in certain instances, hospitals, may be hesitant to change their medical treatment practices or the products available for use to treat patients for the following reasons, among others:

•	lack of experience with MIS or our motion preservation or regenerative biologics technologies;

•	lack or perceived lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited or lack of availability of coverage and reimbursement within healthcare payment systems;

•	costs associated with the purchase of new products and equipment; and

•	the time commitment that may be required for training.
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
The spine industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive. Alphatec Spine, Orthofix International, Zimmer Biomet, LDR Holding, K2M and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.
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
We rely on third-party suppliers to supply most of our products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our anticipated growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials and components. Other issues, including shortages of raw materials or components, problems with production yields and quality control and assurance, especially with products such as allograft, which is processed human tissue, could impair a supplier’s ability to supply us with product quantities necessary to support our sales. Furthermore, under our supplier agreements, our suppliers generally have no obligation to manufacture for us or sell to us any specific quantity of products. If we are unable to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.
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
All of the products we currently market in the United States, other than our SECURE®-C cervical disc, have either received pre-market clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) or are exempt from pre-market review. The FDA's 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. We also continue to gather long term follow-up data in our SECURE®-C clinical trial. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside the United States. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of virtually all of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability.
Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, and significant legal liability or harm to our business reputation.
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
Our international operations expose us and our independent distributors to risks inherent in operating in foreign jurisdictions, including:

•	exposure to different legal and regulatory standards;

•	lack of stringent protection of intellectual property;

•	obstacles to obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws;

•	potentially adverse tax consequences and the complexities of foreign value-added tax systems;

•	adverse changes in tariffs and trade restrictions;

•	foreign exchange rate risk;

•	limitations on the repatriation of earnings;

•	difficulties in staffing and managing foreign operations;

•	transportation delays and difficulties of managing international distribution channels;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	increased financing costs; and

•	political, social and economic instability and increased security concerns.
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
We are subject to risks arising from currency exchange rate fluctuations on our international transactions and translation of local currency results into United States dollars, which could adversely affect our profitability.
Our international sales account for approximately 9% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in the Euro zone, United Kingdom, Switzerland and Australia.  As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations.  We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
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
The processes by which 510(k) clearance or PMA approval is obtained can be expensive and lengthy and require the payment of significant fees. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances through the 510(k) process or approvals through the PMA process to market a medical device in the United States or internationally can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
In the United States, all of our currently commercialized medical device products, other than SECURE®-C have either received pre-market clearance under Section 510(k) of the FDCA or are exempt from pre-market review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline and potentially harm our ability to compete. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or PMA and may require us to cease distribution of the product and/or recall the product unless and until we obtain 510(k) clearance or PMA. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products. The FDA may also reclassify devices currently on the market from Class II to Class III, which could result in additional regulatory burden requiring submission and a PMA prior to marketing, or could result in FDA rescinding a 510(k) for a previously cleared device.
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
In addition, even after we have obtained the proper regulatory approval to market a product, the FDA has the power to require us to conduct postmarketing studies. For example, the FDA issued a Section 522 Order in October 2009 requiring companies that market dynamic stabilization systems, such as our TRANSITION® system, to conduct postmarketing studies on those systems. These studies can be very expensive and time-consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for the product that is subject to such a Section 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States.
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
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k)-cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or PMAs are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Our HCT/P products are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer.
In the United States, we are marketing our human tissue products as Section 361 HCT/Ps, which are not subject to FDA premarket clearance or approval requirements. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a biological license application approval or medical devices requiring 510(k) clearance or PMA approval. FDA may then require that we cease marketing our human tissue products and/or recall the products unless and until we receive the appropriate clearance or approval from FDA.
HCT/Ps also are subject to donor eligibility and screening, CGTP, product labeling, and postmarket reporting requirements. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties.
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
We and our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the CGTP, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and tissue-based products, record-keeping and the establishment of a quality program.
The FDA audits compliance with the QSR and CGTP requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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
We depend on a limited number of sources of human tissue for use in some of our regenerative biologics products and a limited number of entities to process the human tissue for use in those regenerative biologics products, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to effectively meet demand for our regenerative biologics products incorporating human tissue. Less than five third-party suppliers currently supply all of our needs for allograft implants and products, other than those implants and products that we process ourselves. The processing of human tissue into our regenerative biologics products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used in our regenerative biologics products are at times in particularly short supply. We cannot be certain that our current supply of human tissue and allograft implants, plus any additional source that we identify in the future, will be sufficient to meet our needs. Our dependence on a small number of third-party suppliers and the challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our and our third-party suppliers’ ability to manufacture our regenerative biologics products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for our regenerative biologics products and impact the supply of available donor tissue.
Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our regenerative biologics products. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors. For example, the media has reported examples of alleged illegal harvesting of body parts from cadavers and resulting recalls conducted by certain companies selling human tissue based products affected by the alleged illegal harvesting. These reports and others could have a negative effect on our tissue regeneration business.
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
We or our suppliers may be the subject of claims for non-compliance with FDA regulations in connection with the processing, manufacturing or distribution of our proposed allograft or other regenerative biologics implants and products.
Allegations may be made against us or against donor recovery groups or tissue banks, including those with which we have a contractual supplier relationship, claiming that the acquisition or processing of tissue for allograft implants and products or other regenerative biologics products does not comply with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action against us or our suppliers, or could cause negative publicity for us or our industry generally. These actions or any negative publicity could cause us to incur substantial costs, divert the attention of our management from our business and harm our reputation.
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
We intend to increase our operating expenses substantially as we add sales representatives and distributors to increase our geographic sales coverage, submit additional investigational device exemption (“IDE”) applications to the FDA, increase our marketing capabilities, conduct clinical trials and increase our general and administrative functions to support our growing operations. We will need to generate significant sales to maintain profitability and we might not be able to do so. Even if we do generate significant sales, we might not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we anticipate or if our operating expenses exceed our expectations, our business, financial condition and results of operations will likely be adversely affected.
We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our results of operations.
We have experienced rapid growth since our inception and have increased our revenues to $544.8 million in 2015. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.
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
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. We are currently subject to lawsuits, and have received other written allegations, claiming that we have infringed certain patents of others in the spine industry, including Bonutti Skeletal Innovations LLC and Flexuspine, Inc. A summary of the Bonutti Skeletal Innovations LLC and Flexuspine, Inc. cases is provided under “Item 3. Legal Proceedings” below. Any lawsuits resulting from such allegations could subject us to significant liability for damages, and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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
Further, in the course of our regular review of pending legal matters, we determine whether it is probable that a potential loss relating to a legal proceeding may have a material impact on our business, financial performance or cash position.  However, estimates of probable losses are inherently uncertain, and even if we determine that a loss is probable, in accordance with authoritative accounting guidance, if we are unable to estimate the possible loss or range of loss, we do not record an accrual related to such litigation.  As a result of this accounting policy, we may experience variability in our results of operations if damages for which we are found liable exceed the amounts we have accrued. For example, on January 17, 2014, the jury in a misappropriation of trade secret suit filed against us in the Federal District Court for the Eastern District of Texas by Sabatino Bianco returned a verdict in favor of Bianco. In prior periods, we were unable to determine the probable outcome in that case or estimate the potential loss. As a result of that verdict, we incurred $4.3 million in damages, which reduced our 2013 U.S. GAAP diluted earnings per share by approximately $0.03. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Non-GAAP Financial Measures” below.
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
Because of their significant stock ownership, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 95,319,722 shares of our Class A and Class B common stock outstanding as of December 31, 2015, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 77.8% of the voting power of our outstanding capital stock. In particular, as of December 31, 2015, David C. Paul, our CEO and his family members, controlled approximately 26.2% of our Class A and Class B common stock, representing approximately 77.3% of the voting power of our outstanding capital stock as of that date.
As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2015, we had 192,586,399 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research and manufacturing facilities in Texas and also own a distribution center in Heerlen, Netherlands to support our international operations. We maintain sales and administrative offices in twelve countries all of which are leased.
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
N-Spine, Synthes and Depuy Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA sought injunctive relief and an unspecified amount in damages. This matter was one of the four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes settled on January 13, 2016 for $7.9 million.
In a related matter, on January 8, 2014, Depuy Synthes Products, LLC (“Depuy Synthes”) filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Depuy Synthes alleges that we infringe one or more claims of the asserted patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. Depuy Synthes sought injunctive relief and an unspecified amount in damages. This matter was one of the four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes settled on January 13, 2016 for $7.9 million. For additional information regarding the settlement, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 19. Subsequent Events” below.
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION®, INDEPENDENCE® and INTERCONTINENTAL® products. This matter was one of the four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes settled on January 13, 2016 for $7.9 million. For additional information regarding the settlement, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 19. Subsequent Events” below.
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
Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” The following table sets forth the high and low sales prices per share for our Class A common stock for the periods indicated, as reported by New York Stock Exchange:

Year Ended December 31, 2015:	High	Low
1st Quarter	$26.00	$23.04
2nd Quarter	26.30	23.15
3rd Quarter	28.99	20.63
4th Quarter	28.60	20.48

Year Ended December 31, 2014:	High	Low
1st Quarter	$27.14	$19.52
2nd Quarter	27.00	22.33
3rd Quarter	24.41	17.45
4th Quarter	24.65	19.00
We had approximately 73 stockholders of record as of February 19, 2016. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from August 3, 2012 (which is the date our Class A common stock first began trading on The New York Stock Exchange) through December 31, 2015 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on August 3, 2012, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Company/Index	August 3, 2012	December 31, 2012	June 30, 2013	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015	December 31, 2015
Globus Medical, Inc.	$100	$78	$125	$149	$177	$176	$190	$206
S&P 500 Index	$100	$104	$118	$137	$147	$156	$158	$158
S&P 500 Health Care Equipment	$100	$106	$121	$135	$151	$170	$179	$181
Item 6. Selected Financial Data
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below.

Statement of Operations Data:	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Sales	$544,753	$474,371	$434,459	$385,994	$331,478
Cost of goods sold	132,803	110,857	100,343	75,199	68,796
Gross profit	411,950	363,514	334,116	310,795	262,682
Operating expenses:
Research and development	36,982	31,687	26,870	27,926	23,464
Selling, general and administrative	214,014	187,798	182,518	168,862	140,386
Provision for litigation	(11,268)	5,667	23,055	(786)	1,470
Total operating expenses	239,728	225,152	232,443	196,002	165,320
Operating income	172,222	138,362	101,673	114,793	97,362
Other income/(expense), net	583	280	328	(140)	(413)
Income before income taxes	172,805	138,642	102,001	114,653	96,949
Income tax provision	60,021	46,157	33,389	40,822	36,165
Net income	$112,784	$92,485	$68,612	$73,831	$60,784
Net income per common share:
Basic	$1.19	$0.98	$0.74	$0.82	$0.69
Diluted	$1.17	$0.97	$0.73	$0.80	$0.67
Weighted average number of common shares:
Basic	95,046	94,227	92,647	89,608	88,112
Diluted	96,073	95,457	94,192	92,208	90,420

Balance Sheet Data:	As of December 31,
(In thousands)	2015	2014	2013	2012	2011
Cash, cash equivalents and marketable securities	$329,791	$304,051	$275,452	$212,400	$142,668
Working capital	462,108	380,613	348,866	320,602	229,504
Total assets	834,100	703,547	566,304	447,133	329,390
Business acquisition liabilities, including current portion (1)	33,314	26,276	17,258	11,344	10,289
Stockholders’ equity	$715,324	$585,454	$472,360	$386,502	$282,476

(1)
In connection with acquisitions completed in 2015 through 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable were $35.9 million, $38.9 million, $23.9 million, $9.9 million and $7.2 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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
Overview
We are a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 150 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches. We have also recently begun to develop a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas, although those development efforts are still ongoing and we currently have no robotic or orthopedic trauma products that are cleared by the FDA for sale.
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
We define Disruptive Technologies as those that represent a significant shift in the treatment of spine disorders by allowing for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care. Our current portfolio of approved and pipeline products includes a variety of Disruptive Technology products, which we believe offer material improvements to fusion procedures, such as minimally invasive surgical techniques, as well as new treatment alternatives including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products, and regenerative biologics technologies, as well as interventional pain management solutions, including treatments for vertebral compression fractures.
To date, the primary market for our products has been the United States, where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by our exclusive independent distributors, who distribute our products on our behalf for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives in the future.
During the year ended December 31, 2015, our international sales accounted for approximately 9% of our total sales. We sell our products in 34 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Recent Developments
On January 13, 2016, we entered into a settlement agreement providing for the settlement of four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, we are required to make a $7.9 million payment to Depuy Synthes. The Settlement Agreement also provides for covenants not to sue relating to certain of the products sold by each of the parties and cross-licenses of all of the patents asserted in each of the Settled Lawsuits and each of the patents in those respective patent families. The Company does not expect the Settlement Agreement to impact its ability to conduct its business or have any impact on its future revenues.
The settlement resulted in one-time financial benefits reflecting the difference from previously established provisions and the final settlement amount through a one-time net income benefit of approximately $7.6 million, recognized during the fourth quarter of 2015, and a one-time transfer of approximately $8.4 million from restricted cash account into the cash account, which will be recognized during the first quarter of 2016.
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, includes a two-year suspension on the medical device excise tax, effective January 1, 2016. The 2.3% tax on sales in the United States of certain medical devices by a manufacturer, producer or importer was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013. Without further legislative action, the tax will be automatically reinstated for certain medical device sales in the United States starting on January 1, 2018. We incurred $8.1 million and $7.1 million for this medical device excise tax for the years ended December 31, 2015 and 2014, respectively. We plan to redirect approximately 40% of this benefit into increased job creation initiatives in research and development and manufacturing in 2016.
On March 11, 2015, we acquired Branch Medical Group (“BMG”), a related-party manufacturer of high precision medical devices located in Audubon, Pennsylvania, for $57.0 million in cash, $5.3 million in deferred consideration, and $0.9 million of closing working capital adjustments. We believe the vertical integration opportunity afforded by BMG will strengthen Globus, both operationally and financially. We expect this acquisition, together with other investments in our in-house manufacturing capabilities, to enable us to achieve our goal of in-house production of approximately one-half of our spinal implant product purchases by 2018.
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
All of our current products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products comprise fusion products to treat a wide variety of spinal disorders for the entire spine and can be used in a variety of surgical approaches. We believe our Innovative Fusion products have features and characteristics that may provide advantages for surgeons and potentially contribute to better outcomes for patients as compared to competing traditional fusion products.
We define Disruptive Technologies as those that represent a significant shift in the treatment of spinal disorders by allowing for novel surgical procedures, improvements to existing surgical procedures and the treatment of spinal disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help a patient avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives, including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products, and regenerative biologics technologies, as well as interventional pain management solutions, including treatments for vertebral compression fractures. As a result, we anticipate Disruptive Technology products to continue to drive our sales growth in the future.
Cost of Goods Sold
While we have increased our in-house spinal implant product manufacturing capacity, we also have products manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. Beginning in January 2013, our cost of goods sold increased as a result of a medical device excise tax (“MDET”) of up to 2.3% on the sale of certain medical devices in the United States. On December 18, 2015, the MDET was suspended for two years effective January 1, 2016.
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
Provision for Litigation
We record a provision for litigation settlements when a loss is known or considered probable and the amount can be reasonably estimated and in the case of a favorable settlement, income when realized.
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
Excess and Obsolete Inventory. We state inventories at the lower of cost or market. We determine cost on a first-in, first-out basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a reserve for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $9.9 million, $7.0 million and $8.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. We acquired goodwill in connection with the various acquisitions completed. Goodwill is tested for impairment at a minimum on an annual basis. The fair value is estimated using an income and discounted cash flow approach. We performed our qualitative goodwill and intangible assets impairment tests in the fourth quarter of 2015 and determined that there was no impairment.
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
As we became a publicly traded entity in 2012, historic volatility for our common stock is insufficient to estimate expected volatility. As a result, we estimate volatility based on a consistently defined peer group of public companies that we believe collectively provides a reasonable basis for estimating volatility. We intend to continue to use the consistently defined group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of the price of our shares of Class A common stock becomes available or the selected companies are no longer suitable for this purpose.
We also do not have sufficient history of stock option exercises as a public company available that is indicative of future exercise and post-vesting behavior to estimate the expected term after our initial public offering (“IPO”). As a result, we use the simplified method of estimating the expected term, under which the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term. We base the risk-free interest rate on observed interest rates of U.S. Treasury securities equivalent to the expected terms of the stock options. We estimate our pre-vesting forfeiture rate based on our historical experience. Our dividend yield assumption is based on the history and expectation of no dividend payouts.
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
Results of Operations
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Innovative Fusion	$288,062	$270,852	$17,210	6.4%
Disruptive Technology	256,691	203,519	53,172	26.1%
Total sales	$544,753	$474,371	$70,382	14.8%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $53.2 million was due primarily to sales of regenerative biologics, expandable interbody and minimally invasive products launched during the past three years, including sales from TTOT since the acquisition in late 2014. Innovative Fusion sales increased by $17.2 million due to strong sales of pedicle screw systems.

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
United States	$498,191	$427,091	$71,100	16.6%
International	46,562	47,280	(718)	(1.5)%
Total sales	$544,753	$474,371	$70,382	14.8%
In the United States, the increase in sales of $71.1 million was due primarily to expansion into new territories and increased penetration in existing territories. We saw strong sales in both Disruptive Technology and Innovative Fusion products, led by sales of expandable interbody products, regenerative biologics and pedicle screw systems.
Internationally, the decrease in sales of $0.7 million was primarily due to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $4.8 million, or by 10.2%, due to increased penetration in existing international territories and strong sales in our regenerative biologics and expandable interbody products. Our worldwide sales increased 16.0% on a constant currency basis. For additional information regarding constant currency, please refer to “Non-GAAP Financial Measures” below.
Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Cost of goods sold	$132,803	$110,857	$21,946	19.8%
Percentage of sales	24.4%	23.4%
The increase in cost of goods sold was due primarily to an increase of $20.1 million from increased sales volume, including impacts from pricing pressure, TTOT and foreign currency, an increase of $1.4 million for inventory reserves and write-offs, and an increase of $0.4 million from product mix and other costs.

Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Research and development	$36,982	$31,687	$5,295	16.7%
Percentage of sales	6.8%	6.7%
The increase in research and development expenses was due primarily to an increase of $3.7 million in employee compensation from additional headcount for furthering research activities and developing new innovative products, an increase of $1.6 million in supplies and other costs, and an increase of $1.3 million related to our robotics initiative, offset by a decrease of $1.3 million of clinical trial and other consulting costs.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Selling, general and administrative	$214,014	$187,798	$26,216	14%
Percentage of sales	39.3%	39.6%
The increase in selling, general and administrative expenses was due primarily to an increase of $19.3 million of costs to support sales volume and company growth, including TTOT and BMG, an increase of $4.8 million in acquisition-related expenses, and an increase of $2.1 million in legal expenses, bad debt expense and other selling, general and administrative costs.
Provision for Litigation

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Provision for litigation	$(11,268)	$5,667	$(16,935)	(298.8)%
Percentage of sales	(2.1)%	1.2%
The current year provision for litigation, which includes settlement and verdict costs, was due primarily to the recognition of the Depuy Synthes Settlement Agreement. In the prior year period, we recognized provisions for the Bianco verdict and other litigation matters.
For additional information regarding litigation, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies and Note 19. Subsequent Events” below.
Other Income, Net

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Other income, net	$583	$280	$303	108.2%
Percentage of sales	0.1%	0.1%

The increase in other income, net is due primarily to increases in interest income from increased average investment balances, partially offset by increases in foreign exchange transaction losses.
Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Income tax provision	$60,021	$46,157	$13,864	30.0%
Effective income tax rate	34.7%	33.3%
Our tax provision and effective tax rate for the year ended December 31, 2015 was higher than the prior year due primarily to the 2014 reduction in uncertain tax positions related to Internal Revenue Service audits of our 2011 and 2012 tax years, resulting in no adjustments.
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
The increase in research and development expenses was due primarily to an increase of $3.4 million in employee compensation, due primarily to increased headcount, including employees related to the development of our surgical robotic positioning system and to TTOT, and an increase of $1.4 million in project and clinical trial costs.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Selling, general and administrative	$187,798	$182,518	$5,280	2.9%
Percentage of sales	39.6%	42.0%
The increase in selling, general and administrative expenses was due primarily to an increase of $3.1 million related to increased compensation costs in the United States to support company growth, $2.7 million for expansion and growth of our international sales efforts, and an increase of $1.4 million in legal expenses and other selling, general and administrative costs, offset by a decrease of $1.9 million related to the reduction of an acquisition related contingent liability.
Provision for Litigation

	Year Ended		Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	$	%
Provision for litigation	$5,667	$23,055	$(17,388)	(75.4)%
Percentage of sales	1.2%	5.3%

The provision for litigation in the current year was due primarily to the Bianco and other litigation matters. In the prior year we recognized the DePuy Synthes charge of $18.2 million.
For additional information regarding litigation, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies and Note 19. Subsequent Events” below.
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
The increase in the effective tax rate was due primarily to the timing of the American Taxpayer Relief Act of 2012 (the “ATRA”). Under prior law, a taxpayer was entitled to a research and experimentation tax credit for qualifying amounts incurred through December 31, 2011. The ATRA, which was signed into law on January 2, 2013, extended the research and experimentation tax credit from January 1, 2012 through December 31, 2013. However, as of December 31, 2012, no benefit could be recognized for this tax credit, and therefore, we recognized the credit during 2013 in accordance with accounting guidance.
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration in connection with business acquisitions and other acquisition related costs, provision for litigation, and provision for litigation - cost of goods sold, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Year Ended
(In thousands, except percentages)	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$112,784	$92,485	$68,612
Interest income, net	(1,304)	(805)	(467)
Provision for income taxes	60,021	46,157	33,389
Depreciation and amortization	24,084	21,754	19,397
EBITDA	195,585	159,591	120,931
Stock-based compensation	9,639	7,111	5,177
Provision for litigation	(11,268)	5,667	23,055
Provision for litigation - cost of goods sold	—	—	1,260
Change in fair value of contingent consideration and other acquisition related costs	3,352	(937)	120
Adjusted EBITDA	$197,308	$171,432	$150,543
Adjusted EBITDA as a percentage of sales	36.2%	36.1%	34.7%
In addition, for the year ended December 31, 2015 and for other comparative periods, we are presenting a non-GAAP measure of Diluted Earnings Per Share, which represents diluted earnings per share before provision for litigation and provision for litigation - cost of goods sold, net of the tax effects of such provisions. We believe this non-GAAP measure is also a useful indicator of our operating performance, and particularly as an additional measure of comparative operative performance from period to period as it removes the effects of litigation, which we believe is not reflective of underlying business trends.
The following is a reconciliation of non-GAAP Diluted Earnings Per Share to Diluted Earnings Per Share as computed in accordance with U.S. GAAP for the periods presented.

	Year Ended
(Per share amounts)	December 31, 2015	December 31, 2014	December 31, 2013
Diluted earnings per share, as reported	$1.17	$0.97	$0.73
Provision for litigation, net of taxes	(0.07)	0.04	0.16
Provision for litigation - cost of goods sold, net of taxes	—	—	0.01
Non-GAAP diluted earnings per share	$1.10	$1.01	$0.90
We also define the non-GAAP measure of Free Cash Flow as the net cash flows provided by operating activities, adjusted for the impact of restricted cash, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall financial performance for the comparative periods as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions. Below is a reconciliation of Free Cash Flow to net cash provided by operating activities as computed in accordance with U.S. GAAP.

	Year Ended
(Per share amounts)	December 31, 2015	December 31, 2014	December 31, 2013
Net cash provided by operating activities	$121,957	$79,172	$93,471
Adjustment for impact of restricted cash	2,749	23,370	—
Purchases of property and equipment	(50,760)	(24,754)	(23,680)
Free cash flow	$73,946	$77,788	$69,791

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

	Year Ended		Percent Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	Reported	Constant Currency
United States	$498,191	$427,091	16.6%	16.6%
International	46,562	47,280	(1.5%)	10.2%
Total sales	$544,753	$474,371	14.8%	16.0%

Net income	$112,784	$92,485	21.9%	23.7%

	Year Ended		Percent Change
(In thousands, except percentages)	December 31, 2014	December 31, 2013	Reported	Constant Currency
United States	$427,091	$396,615	7.7%	7.7%
International	47,280	37,844	24.9%	25.1%
Total sales	$474,371	$434,459	9.2%	9.2%

Net income	$92,485	$68,612	34.8%	35.7%
In December 2014, we set aside cash for the payment of a portion of the Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. Restricted cash unfavorably affected our net cash provided by operating activities for the years ended December 31, 2015 and December 31, 2014. As of December 31, 2015, we have $26.1 million of restricted cash related to these matters. (For additional information regarding litigation, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies and Note 19. Subsequent Events” below.)
Adjusted EBITDA, non-GAAP Diluted Earnings Per Share, Free Cash Flow and sales and net income on a constant currency basis are not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of Adjusted EBITDA, non-GAAP Diluted Earnings Per Share, Free Cash Flow and sales and net income on a constant currency basis may differ from that of other companies and therefore may not be comparable.

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2015 - 2014 Change	2014 - 2013 Change
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013	$	$
Net cash provided by operating activities	$121,957	$79,172	$93,471	$42,785	$(14,299)
Net cash used in investing activities	(150,550)	(100,000)	(227,150)	(50,550)	127,150
Net cash provided by financing activities	6,327	12,946	11,011	(6,619)	1,935
Effect of foreign exchange rate changes on cash	153	185	230	(32)	(45)
Increase/(decrease) in cash and cash equivalents	$(22,113)	$(7,697)	$(122,438)	$(14,416)	$114,741
The decrease in cash and cash equivalents for the year ended December 31, 2015 was due primarily to the $12.4 million increase in cash payments for acquisitions, $12.2 million of additional investment in marketable securities and $26.0 million in additional acquisitions of property and equipment to support our continued investment in regenerative biologics, robotics and in-house manufacturing. We have continued our cash management program to invest in more marketable securities in an effort to increase the returns on our cash and cash equivalents. During the year ended December 31, 2015, we purchased $51.3 million of marketable securities, net of maturities and sales. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2015. During the year ended December 31, 2015, our total cash, cash equivalents, and marketable securities increased $25.7 million. See “Liquidity and Capital Resources” below.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities for the year ended December 31, 2015 was due primarily to the increase in net income and the decrease in the change for restricted cash, which were partially offset by the net decrease in the change in accounts payable and accounts payable to related parties and the increase in tax payments.
The decrease in net cash provided by operating activities for the year ended December 31, 2014 was due primarily to an increase in restricted cash, offset partially by the increase in net income excluding provision for litigation (net of taxes).
Cash Used in Investing Activities
The increase in net cash used in investing activities for the year ended December 31, 2015 was due primarily to the additional acquisitions of property and equipment to support our continued investment in regenerative biologics, robotics and in-house manufacturing, the increase in the amount of cash invested in marketable securities and the increase in cash used for acquisitions.
The decrease in net cash used in investing activities for the year ended December 31, 2014 was due primarily to the decrease in the amount of cash invested in marketable securities as maturities and sales of marketable securities increased compared to the comparable period and were reinvested. This decrease was partially offset by an increase in cash used for acquisitions.

Cash Provided by Financing Activities
The decrease in cash provided by financing activities for the year ended December 31, 2015 was due primarily to the decrease in cash received from the issuance of common stock from the exercise of stock options along with the decrease in our excess tax benefit related to our nonqualified stock option exercises. During the year ended December 31, 2015, we experienced a decrease in the number of shares exercised, offset partially by increases in the exercise price and intrinsic value per share exercised.
The increase in cash provided by financing activities for the year ended December 31, 2014 was due primarily to the increase net proceeds of received from the issuance of common stock from the exercise of stock options along with the increase in our excess tax benefit related to our nonqualified stock option exercises. During the year ended December 31, 2014, we experienced a decrease in shares exercised, however this was offset by increases in exercise price and intrinsic value per share exercised.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	December 31, 2015	December 31, 2014
Cash and cash equivalents	$60,152	$82,265
Short-term marketable securities	220,877	146,439
Long-term marketable securities	48,762	75,347
Total cash, cash equivalents and marketable securities	$329,791	$304,051

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$462,108	$380,613
During the year ended December 31, 2015, our total cash, cash equivalents and marketable securities increased $25.7 million, primarily as a result of our cash provided by operating activities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2015.
We acquired medical device manufacturer BMG on March 11, 2015 for $57.0 million in cash, $5.3 million in deferred consideration, and $0.9 million of closing working capital adjustments.
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility extends to May 2016. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2015, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2015. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2015. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1,930	$888	$919	$123	$—
Purchase obligations(1)	1,166	962	198	6	—
Deferred purchase price liabilities(2)	6,090	6,090	—	—	—
Total(3)	$9,186	$7,940	$1,117	$129	$—
______________

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.

(2)
In connection with acquisitions completed in 2011 through 2015, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $35.9 million.

(3)
Excluded from the table is the $7.9 million of cash related to the Depuy Synthes Settlement Agreement. As of December 31, 2015, this amount was included in our restricted cash in our consolidated financial statements. For additional information regarding litigation, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Commitments and Contingencies and Note 19. Subsequent Events” below.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Related-Party Transactions
Prior to March 11, 2015, and as previously disclosed in our definitive proxy statement, BMG had been a related-party supplier since 2005. As of February 24, 2015, David C. Paul's wife, David D. Davidar's wife, and David M. Demski collectively owned approximately 49% of the outstanding stock of BMG. In addition, since February 2010, Mr. Paul's wife and Mr. Davidar's wife had served as directors of BMG. Prior to the acquisition, we purchased products and services from BMG pursuant to a standard Supplier Quality Agreement entered into in September 2010.
On March 11, 2015, we acquired BMG, and therefore, as of the acquisition date, there were no further purchases from nor amounts due to BMG. The amount payable to BMG on the date of acquisition of $5.2 million was settled in connection with the acquisition.
For further description of our related-party transactions, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Related-Party Transactions” and “Item 13. Certain Relationships and Related Transactions, and Director Independence; Related Person Transactions.”
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
In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred income taxes are classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 also aligns the presentation of deferred taxes with that of International Financial Reporting Standards. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted for all entities as of the beginning of an interim or annual reporting period.
The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. We are currently evaluating the impact of the new standard on our financial position, results of operations, and disclosures.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets. We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable debt securities. Except for the foreign exchange risk described below, we believe that there has been no material quantitative changes in our market risk exposure between December 31, 2015 and December 31, 2014.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities portfolio. At December 31, 2015, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.
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
We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2015, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.
Foreign Exchange Risk
We operate in countries other than the United States and, therefore, we are exposed to foreign currency risks. Most of our direct sales outside of the United States are billed in local currencies. We expect that the percentage of our sales and certain operating expenses denominated in foreign currencies will increase in the foreseeable future as we continue to expand into international markets. When our sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We believe that a hypothetical 10% increase/decrease in foreign currency exchange rates would have decreased/increased our 2015 net income by approximately $1.7 million and approximately $2.1 million, respectively. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

Item 8. Financial Statements and Supplementary Data
GLOBUS MEDICAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globus Medical, Inc.:
We have audited the accompanying consolidated balance sheet of Globus Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of income, comprehensive income, equity and cash flows for the year ended December 31, 2015. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globus Medical, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Globus Medical, Inc.:
We have audited the internal control over financial reporting of Globus Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globus Medical, Inc.:
We have audited the accompanying consolidated balance sheet of Globus Medical, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the two‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II for the years ended December 31, 2014 and 2013 in Item 15 (a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globus Medical, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2015

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$60,152	$82,265
Restricted cash	26,119	23,370
Short-term marketable securities	220,877	146,439
Accounts receivable, net of allowances of $2,513 and $1,647, respectively	77,681	75,430
Inventories	105,260	90,945
Prepaid expenses and other current assets	7,351	5,742
Income taxes receivable	8,672	5,772
Deferred income taxes	38,687	40,062
Total current assets	544,799	470,025
Property and equipment, net of accumulated depreciation of $139,114 and $118,544, respectively	114,743	69,475
Long-term marketable securities	48,762	75,347
Intangible assets, net	33,242	34,529
Goodwill	91,964	53,196
Other assets	590	975
Total assets	$834,100	$703,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,971	$15,904
Accounts payable to related-party	—	5,359
Accrued expenses	53,769	61,499
Income taxes payable	763	569
Business acquisition liabilities, current	12,188	6,081
Total current liabilities	82,691	89,412
Business acquisition liabilities, net of current portion	21,126	20,195
Deferred income taxes	13,260	5,166
Other liabilities	1,699	3,320
Total liabilities	118,776	118,093
Commitments and contingencies (Note 14)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 71,442 and 70,828 shares at December 31, 2015 and 2014, respectively	71	71
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 shares at December 31, 2015 and 2014, respectively	24	24
Additional paid-in capital	192,629	175,242
Accumulated other comprehensive loss	(1,958)	(1,657)
Retained earnings	524,558	411,774
Total equity	715,324	585,454
Total liabilities and equity	$834,100	$703,547
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	December 31, 2015	December 31, 2014	December 31, 2013
Sales	$544,753	$474,371	$434,459
Cost of goods sold	132,803	110,857	100,343
Gross profit	411,950	363,514	334,116

Operating expenses:
Research and development	36,982	31,687	26,870
Selling, general and administrative	214,014	187,798	182,518
Provision for litigation	(11,268)	5,667	23,055
Total operating expenses	239,728	225,152	232,443

Operating income	172,222	138,362	101,673

Other income, net:
Interest income, net	1,304	805	467
Foreign currency transaction loss	(1,159)	(899)	(804)
Other income	438	374	665
Total other income, net	583	280	328

Income before income taxes	172,805	138,642	102,001
Income tax provision	60,021	46,157	33,389

Net income	$112,784	$92,485	$68,612

Earnings per share:
Basic	$1.19	$0.98	$0.74
Diluted	$1.17	$0.97	$0.73
Weighted average shares outstanding:
Basic	95,046	94,227	92,647
Dilutive stock options	1,027	1,230	1,545
Diluted	96,073	95,457	94,192

Anti-dilutive stock options excluded from weighted average calculation	3,348	1,666	1,975
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$112,784	$92,485	$68,612
Other comprehensive loss:
Unrealized gain/(loss) on marketable securities, net of tax	(55)	(96)	32
Change in accumulated foreign currency translation loss	(246)	(552)	(274)
Total other comprehensive loss	(301)	(648)	(242)
Comprehensive income	$112,483	$91,837	$68,370
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
(In thousands)	Shares	$	Shares	$				Total
Balance at December 31, 2012	63,892	$64	27,378	$27	$136,501	$(767)	$250,677	$386,502
Stock-based compensation	—	—	—	—	5,177	—	—	5,177
Exercise of stock options	2,173	2	—	—	7,553	—	—	7,555
Tax benefit related to nonqualified stock options exercised	—	—	—	—	4,756	—	—	4,756
Comprehensive income	—	—	—	—	—	(242)	68,612	68,370
Balance at December 31, 2013	66,065	66	27,378	27	153,987	(1,009)	319,289	472,360
Conversion to Class A	3,500	3	(3,500)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	7,111	—	—	7,111
Exercise of stock options	1,263	2	—	—	9,736	—	—	9,738
Tax benefit related to nonqualified stock options exercised	—	—	—	—	4,408	—	—	4,408
Comprehensive income	—	—	—	—	—	(648)	92,485	91,837
Balance at December 31, 2014	70,828	71	23,878	24	175,242	(1,657)	411,774	585,454
Stock-based compensation	—	—	—	—	9,860	—	—	9,860
Exercise of stock options	614	—	—	—	5,477	—	—	5,477
Tax benefit related to nonqualified stock options exercised	—	—	—	—	2,050	—	—	2,050
Comprehensive income	—	—	—	—	—	(301)	112,784	112,483
Balance at December 31, 2015	71,442	$71	23,878	$24	$192,629	$(1,958)	$524,558	$715,324
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income	$112,784	$92,485	$68,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,084	21,754	19,397
Amortization of premium on marketable securities	3,354	2,680	2,358
Write-down for excess and obsolete inventories	9,924	6,962	8,212
Stock-based compensation expense	9,639	7,111	5,177
Excess tax benefit related to nonqualified stock options	(2,050)	(4,408)	(4,756)
Allowance for doubtful accounts	1,465	318	693
Change in deferred income taxes	6,235	(4,379)	(14,858)
Increase in:
Restricted cash	(2,749)	(23,370)	—
Accounts receivable	(4,193)	(12,667)	(9,612)
Inventories	(19,327)	(18,001)	(16,678)
Prepaid expenses and other assets	(1,203)	(249)	(2,955)
Increase/(decrease) in:
Accounts payable	(3,825)	4,628	1,840
Accounts payable to related party	(5,359)	2,703	100
Accrued expenses and other liabilities	(6,165)	4,018	26,963
Income taxes payable/receivable	(657)	(413)	8,978
Net cash provided by operating activities	121,957	79,172	93,471

Cash flows from investing activities:
Purchases of marketable securities	(297,707)	(251,422)	(240,892)
Maturities of marketable securities	188,702	184,567	40,560
Sales of marketable securities	57,728	27,737	13,637
Purchases of property and equipment	(50,760)	(24,754)	(23,680)
Acquisition of businesses, net of cash acquired	(48,513)	(36,128)	(16,775)
Net cash used in investing activities	(150,550)	(100,000)	(227,150)

Cash flows from financing activities:
Payment of business acquisition liabilities	(1,200)	(1,200)	(1,300)
Proceeds from exercise of stock options	5,477	9,738	7,555
Excess tax benefit related to nonqualified stock options	2,050	4,408	4,756
Net cash provided by financing activities	6,327	12,946	11,011

Effect of foreign exchange rate on cash	153	185	230

Net decrease in cash and cash equivalents	(22,113)	(7,697)	(122,438)
Cash and cash equivalents, beginning of period	82,265	89,962	212,400
Cash and cash equivalents, end of period	$60,152	$82,265	$89,962

Supplemental disclosures of cash flow information:
Interest paid	9	32	96
Income taxes paid	$57,100	$51,096	$38,719
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We have also recently begun to develop a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas, although those development efforts are still ongoing and we currently have no robotic or orthopedic trauma products that are cleared by the U.S. Food and Drug Administration for sale. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 150 products and offer a product portfolio addressing a broad array of spinal pathologies.
We are headquartered in Audubon, Pennsylvania, and market and sell our products through our exclusive sales force in the United States, as well as within North, Central and South America, Europe, Asia, Africa and Australia. The sales force consists of direct sales representatives and distributor sales representatives employed by exclusive independent distributors.
The terms the “Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.
(b) Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial statements and with Regulation S-X.
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
(e) Foreign Currency Translation
The functional currency of our foreign subsidiaries is their local currency. Assets and liabilities of the foreign subsidiaries are translated at the period end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income. Gains and losses arising from intercompany foreign transactions are included in other income, net on the consolidated statement of operations.
(f) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with a maturity of three months or less when purchased.
(g) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. As of December 31, 2015, we have $26.1 million of restricted cash related to these matters. See “Note 14. Commitments and Contingencies” and “Note 19. Subsequent Events” below for more details regarding these litigation matters.
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
There was no customer that accounted for 10% or more of sales for the years ended December 31, 2015, 2014, and 2013, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(j) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2015. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
(m) Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. For the year ended December 31, 2015, we performed a qualitative test for impairment as permitted under Financial Accounting Standards Board (“FASB”) authoritative guidance. During the years ended December 31, 2015, 2014 and 2013, we did not record any impairment charges related to goodwill.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We completed our annual qualitative indefinite lived intangible asset impairment review in the fourth quarter of 2015 and determined that our intangible assets were not impaired.
(n) Impairment of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. We reviewed our long-lived assets and recorded an immaterial impairment charge as a component of cost of goods sold during 2013; there was no impairment of our long-lived assets during 2015 and 2014.
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
The determination of the fair value of stock options is made utilizing the Black-Scholes option-pricing model which is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. As we became a publicly traded entity in 2012, historic volatility for our common stock is insufficient to estimate expected volatility. As a result, we estimate volatility based on a consistently defined peer group of public companies that we believe collectively provides a reasonable basis for estimating volatility. We intend to continue to use the consistently defined group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of the price of our shares of Class A common stock becomes available or the selected companies are no longer suitable for this purpose.
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
(s) Fair Value of Financial Instruments
As of December 31, 2015, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on their short-term nature. We classify our financial assets and liabilities that are measured at fair value into one of the three categories based upon inputs used to determine fair value. See “Note 5. Fair Value Measurements” below for more details regarding inputs and classifications.
(t) Advertising Expense
We expense advertising costs as they are incurred. Advertising expense was $0.4 million, $0.5 million and $0.5 million, for the years ended December 31, 2015, 2014, and 2013, respectively.
(u) Legal Costs
We expense legal costs related to loss contingencies as incurred.
(v) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposed a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. We account for the MDET as a component of our cost of goods sold. For the years ended December 31, 2015, 2014 and 2013, we recognized expenses of $8.1 million, $7.1 million and $7.2 million, respectively.
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, includes a two-year suspension on the medical device excise tax, effective January 1, 2016. Without further legislative action, the tax will automatically be reinstated for certain medical device sales in the United States starting on January 1, 2018.
(w) Recently Issued Accounting Pronouncements
In May 2014, the FASB and the International Accounting Standards Board released Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard was to take effect for public companies for annual reporting periods beginning after December 15, 2016, and early adoption was prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred income taxes are classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 also aligns the presentation of deferred taxes with that of International Financial Reporting Standards. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted for all entities as of the beginning of an interim or annual reporting period.
The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. We are currently evaluating the impact of the new standard on our financial position, results of operations, and disclosures.
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
The table below represents the final purchase price allocation for the identifiable tangible and intangible assets and liabilities of BMG:

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
We believe the vertical integration opportunity afforded by BMG will strengthen Globus, both operationally and financially. We expect this acquisition, together with other investments in our in-house manufacturing capabilities, to enable us to achieve our goal of in-house production of approximately one-half of our spinal implant product purchases by 2018.
The following updated unaudited pro forma information is based on historical data, and gives effect to our acquisition of BMG as if the acquisition had occurred on January 1, 2014. These unaudited pro forma results include adjustments having a continuing impact on our consolidated statements of income. These

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended
(pro forma, unaudited, in thousands, except per share amounts)	December 31, 2015	December 31, 2014

Net sales	$544,578	$474,544
Net income	115,915	92,945

Earnings per share:
Basic	$1.22	$0.99
Diluted	$1.21	$0.97
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
TTOT was privately held and provides human tissue products including bone allografts, biomaterials, and soft tissue products for spine, orthopedics, sports medicine, dental, and wound care markets and represents a key step in fulfilling our strategy of building a broad business in regenerative biologics. While we continue to partner with third party suppliers for some of our existing allograft products, the acquisition of TTOT expanded our suite of regenerative biologics products. We believe this acquisition will also improve our capabilities for the development of new and innovative human allograft tissue products in the future.
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded goodwill of $34.6 million. The results of operations of TTOT have been included in our results of operations from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the TTOT acquisition is immaterial to the operating results for the years ended December 31, 2014 and December 31, 2013. Amounts recognized for assets acquired and liabilities assumed are based on purchase price allocations and on certain management judgments. These allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible and intangible assets, and estimates of the useful lives of tangible and amortizable intangible assets. We completed our final purchase price allocations during March 2015 and the final purchase price adjustments subsequent to December 31, 2014 were not material. The goodwill from this acquisition is deductible for tax purposes.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents the final purchase price allocation for the identifiable tangible and intangible assets of TTOT:

(In thousands)
Consideration:
Cash paid at closing	$36,128
Contingent consideration	11,300	(1)
Fair value of consideration	$47,428

Identifiable assets acquired and liabilities assumed:
Inventory	$9,599
Supplier network	4,000
Customer relationships	1,600
Accounts receivable	1,529
Equipment	518
Trade names	300
Other assets	292
Accounts payable and accrued expenses	(5,034)
Total identifiable net assets	12,804

Goodwill	34,624
Total allocated purchase price	$47,428

(1)
The contingent consideration relates to the achievement of certain sales milestones. As of December 31, 2014, the aggregate, undiscounted amount of contingent consideration that we could pay related to the acquisitions ranges from zero to $15.0 million (see “Note 5. Fair Value Measurements” below).

Excelsius Surgical
On December 23, 2013, we entered into an asset purchase agreement with Excelsius Surgical (“Excelsius”), a small robotics development company, pursuant to which we acquired substantially all of its assets for $16.8 million. In addition to the initial purchase price, we may be obligated to make a milestone payment and revenue sharing payments based upon a percentage of net sales of certain products based on the intellectual property we acquired in the transaction. Excelsius was privately held and is focused on developing a next generation surgical robotic positioning platform for spine, brain and therapeutic markets. The technology is intended to enable surgeons to perform minimally invasive and percutaneous surgical procedures with greater accuracy, safety and reproducibility than is currently available. We accounted for this acquisition under the purchase method of accounting, and as a result, recorded goodwill of $3.0 million. The goodwill from this acquisition is deductible for tax purposes.
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

These acquisitions, which expand our product pipeline, did not have a material effect on our consolidated net sales or operating income for the years ended December 31, 2015, 2014 or 2013. The assets acquired and liabilities assumed as a result of the acquisitions were included in our consolidated balance sheet as of the acquisition dates. The purchase price for each of the acquisitions was primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.
The following table provides a reconciliation of the beginning and ending balances of contingent payments associated with acquisitions during the years ended December 31, 2015 and December 31, 2014:

(In thousands)
Balance at December 31, 2013	$14,177
Purchase price contingent consideration	11,300
Contingent payments	(11)
Changes in fair value of contingent consideration classified in operating expenses (1)	(1,131)
Balance at December 31, 2014	24,335
Purchase price contingent consideration	—
Contingent payments	(836)
Changes in fair value of contingent consideration classified in operating expenses (2)	3,118
Balance at December 31, 2015	$26,617

(1)	Reduction in fair value during 2014 due primarily to reductions to a contingent royalty accrual, offset partially by increases in other royalty and milestone accruals.

(2)
Increase in fair value during 2015 due primarily to the achievement of a portion of the TTOT contingent consideration and the increase in the probability of achievement of the Excelsius milestone contingent consideration.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		December 31, 2015
(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(467)	3,533
Customer relationships & other intangibles	7.3	5,525	(2,384)	3,141
Patents	17.0	2,495	(487)	2,008
Total intangible assets		$36,580	$(3,338)	$33,242

		December 31, 2014
(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	3,800	(88)	3,712
Customer relationships & other intangibles	7.3	5,525	(1,344)	4,181
Patents	17.0	2,420	(344)	2,076
Total intangible assets		$36,305	$(1,776)	$34,529
Amortization expense was as follows:

	Year Ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Intangible asset amortization expense	$1,562	$710	$528

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For intangible assets subject to amortization as of December 31, 2015, the following is the expected future amortization:

(In thousands)	Annual Amortization
Year ending December 31:
2016	$1,566
2017	1,432
2018	880
2019	876
2020	876
Thereafter	3,052
Total	$8,682
NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		December 31, 2015
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$108,402	$15	$(81)	$108,336
Corporate debt securities	Less than 1	53,759	2	(57)	53,704
Commercial paper	Less than 1	42,149	3	(1)	42,151
Securities of U.S. government-sponsored agencies	Less than 1	14,511	4	(4)	14,511
Asset backed securities	Less than 1	2,175	—	—	2,175
Total short-term marketable securities		$220,996	$24	$(143)	$220,877

Long-term:
Municipal bonds	1-2	$18,508	$—	$(25)	$18,483
Corporate debt securities	1-2	12,033	—	(25)	12,008
Asset backed securities	1-2	18,294	—	(23)	18,271
Total long-term marketable securities		$48,835	$—	$(73)	$48,762

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31, 2014
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$28,684	$2	$(3)	$28,683
Corporate debt securities	Less than 1	73,066	7	(42)	73,031
Commercial paper	Less than 1	44,663	8	—	44,671
Asset backed securities	Less than 1	54	—	—	54
Total short-term marketable securities		$146,467	$17	$(45)	$146,439

Long-term:
Municipal bonds	1-2	$26,005	$3	$(36)	$25,972
Corporate debt securities	1-2	19,617	3	(22)	19,598
Asset backed securities	1-2	21,236	1	(8)	21,229
Securities of U.S. government-sponsored agencies	1-2	8,564	—	(16)	8,548
Total long-term marketable securities		$75,422	$7	$(82)	$75,347
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents	$12,700	$1,701	$10,999	$—
Municipal bonds	126,819	—	126,819	—
Corporate debt securities	65,712	—	65,712	—
Commercial paper	42,151	—	42,151	—
Asset-backed securities	20,446	—	20,446	—
Securities of U.S. government-sponsored agencies	14,511	—	14,511	—

Liabilities
Contingent consideration	26,617	—	—	26,617

	Balance at
(In thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$9,802	$1,302	$8,500	$—
Municipal bonds	54,655	—	54,655	—
Corporate debt securities	92,629	—	92,629	—
Commercial paper	44,671	—	44,671	—
Asset-backed securities	21,283	—	21,283	—
Securities of U.S. government-sponsored agencies	8,548	—	8,548	—

Liabilities
Contingent consideration	24,335	—	—	24,335
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 6. INVENTORIES

(In thousands)	December 31, 2015	December 31, 2014
Raw materials	$12,308	$8,847
Work in process	7,091	2,490
Finished goods	85,861	79,608
Total	$105,260	$90,945
NOTE 7. PROPERTY AND EQUIPMENT

(In thousands)	Useful Life	December 31, 2015	December 31, 2014
Land	—	$8,254	$4,116
Buildings and improvements	30	19,809	10,369
Equipment	5-7	40,998	17,783
Instruments	3	147,961	123,864
Modules and cases	3	28,519	25,155
Other property and equipment	3-5	8,316	6,732
		253,857	188,019
Less: accumulated depreciation		(139,114)	(118,544)
Total		$114,743	$69,475
Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.
Depreciation expense related to property and equipment was as follows:

	Year Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Depreciation	$22,522	$21,044	$18,869

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. ACCRUED EXPENSES

(In thousands)	December 31, 2015	December 31, 2014
Compensation and other employee-related costs	$21,125	$19,933
Legal and other settlements and expenses	13,617	27,686
Accrued non-income taxes	6,808	4,720
Royalties	6,787	3,872
Other	5,432	5,288
Total accrued expenses	$53,769	$61,499
NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility extends to May 2016. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2015, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
December 31, 2015	71,442,166	23,877,556	95,319,722
December 31, 2014	70,828,187	23,877,556	94,705,743
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
The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. Under the 2012 Plan, the aggregate number of shares of Class A Common stock that may be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Plan as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2012 Plan is limited to 10,769,230 shares. The shares of Class A Common stock covered by the 2012 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.
As of December 31, 2015, pursuant to the 2012 Plan, there were 9,137,673 shares of Class A Common stock reserved and 3,548,783 shares of Class A Common stock available for future grants.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Weighted average grant date per share fair value	$8.63	$9.63	$6.34
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
Risk-free interest rate	1.39%	-	2.11%	1.51%	-	1.95%	0.98%	-	1.74%
Expected term (years)	5.1	-	9.9	5.3	-	6.4	6.1	-	6.4
Expected volatility	29.0%	-	38.0%	35.0%	-	41.0%	41.0%	-	44.0%
Expected dividend yield	—%			—%			—%
Stock option activity during the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2012	6,253	$6.99
Granted	1,222	14.78
Exercised	(2,173)	3.48
Forfeited	(416)	12.23
Outstanding at December 31, 2013	4,886	10.04
Granted	1,495	23.45
Exercised	(1,263)	7.71
Forfeited	(264)	15.33
Outstanding at December 31, 2014	4,854	14.50
Granted	2,828	24.69
Exercised	(614)	8.92
Forfeited	(391)	17.84
Outstanding at December 31, 2015	6,677	19.14	7.6	$57,987
Exercisable at December 31, 2015	2,759	12.96	5.7	40,995
Expected to vest at December 31, 2015	3,918	$23.48	9.0	$16,992
We use the Black Scholes pricing model to determine the fair value of our stock options (see “Note 1. Background and Summary of Significant Accounting Policies, (q) Stock-Based Compensation” above).
Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Intrinsic value of stock options exercised	$9,984	$20,216	$25,034

Stock-based compensation expense	$9,639	$7,111	$5,177
Net stock-based compensation capitalized into inventory	221	—	—
Total stock-based compensation cost	$9,860	$7,111	$5,177

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, there was $27.9 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.
NOTE 12. INCOME TAXES
The components of income before income taxes are as follows:

		Year ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Domestic	$171,278	$137,643	$101,424
Foreign	1,527	999	577
Total	$172,805	$138,642	$102,001
The components of the provision/(benefit) for income taxes are as follows:

		Year ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Current:
Federal	$45,813	$43,561	$41,741
State	7,193	6,097	6,118
Foreign	673	519	912
	53,679	50,177	48,771
Deferred:
Federal	5,926	(3,630)	(14,088)
State	480	(357)	(1,210)
Foreign	(64)	(33)	(84)
	6,342	(4,020)	(15,382)
Total	$60,021	$46,157	$33,389
A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	2.6	2.8
Domestic production activities deduction	(2.6)	(2.7)	(3.5)
Tax credits	(0.9)	(1.2)	(1.7)
Nondeductible expenses	0.3	0.7	1.7
Other	(0.1)	(1.1)	(1.6)
Effective tax rate	34.7%	33.3%	32.7%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

(In thousands)	December 31, 2015	December 31, 2014
Deferred tax assets:
Inventory reserve	$26,741	$22,808
Accruals, reserves, and other currently not deductible	13,091	19,043
Stock-based compensation	8,014	5,548
Foreign net operating loss carryforwards	329	418
Total deferred tax assets	48,175	47,817
Valuation allowance	(43)	(45)
Total deferred tax assets, net of valuation allowance	48,132	47,772
Deferred tax liabilities:
Depreciation and amortization	(20,070)	(9,865)
Other	(2,354)	(2,643)
Total deferred tax liabilities	(22,424)	(12,508)
Net deferred tax assets	$25,708	$35,264
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2015. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Of the amounts presented above, $0.3 million and $0.4 million of long-term deferred tax assets is included as a component of other assets on our consolidated balance sheet as of December 31, 2015 and 2014, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Year ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Unrecognized tax benefits at the beginning of the year	$3,228	$3,978	$3,500
Additions related to current year tax positions	316	—	661
Additions related to prior year tax positions	261	614	64
Reductions related to prior year tax positions	(2,230)	(209)	(109)
Lapse of statute of limitations	—	(202)	(138)
Settlements	—	(953)	—
Unrecognized tax benefits at the end of the year	$1,575	$3,228	$3,978

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$1,335	$838	$1,184
We have not recorded income taxes on the undistributed earnings of our foreign subsidiaries based upon our intention to indefinitely reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of our foreign subsidiaries as of December 31, 2015 are immaterial. In the event we are required to repatriate funds from outside of the United States, such repatriation may be subject to local laws, customs, and tax consequences.
Interest and penalties are recorded in the statement of operations as provision for income taxes. The total interest and penalties recorded in the statement of operations was nominal for the years ended December 31, 2015, 2014 and 2013. Our uncertain tax benefits could increase in the next twelve months as we continue our current transfer pricing policies. We do not expect a significant change in our uncertain tax benefits in the next twelve months. In 2014, we settled the IRS audits of 2011 and 2012 tax years, resulting in no adjustments. The tax years that remained subject to examination by a major tax jurisdiction as of December 31, 2015 were 2009 and beyond for Switzerland; 2010 and beyond for India and Poland; 2011 and beyond for Germany, Denmark, Sweden, Israel and Australia; 2012 and beyond for the United Kingdom, Belgium and South Africa; 2013 and beyond for the Netherlands, and France; 2014 and beyond for Austria.
On December 18, 2015 the Protecting Americans from Tax Hikes Act of 2015 (the “PATH”) was signed into law. One of the provisions of PATH was the permanent extension of Internal Revenue Code section 41 research and development tax credit. As of December 31, 2015 a benefit was recognized for this tax credit and is included in the 2015 tax provision.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. LEASES
The Company leases certain equipment and facilities under operating leases. As of December 31, 2015, minimum future rental payments under operating leases for each of the next five years are as follows:

(In thousands)
Year ending December 31:
2016	$888
2017	625
2018	294
2019	84
2020	39
Thereafter	—
Total	$1,930
Rent expense related to all operating leases recognized as a component of selling, general and administrative expenses was as follows:

		Year ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Rent expense	$1,113	$676	$424
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
N-Spine, Synthes and Depuy Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, allege that we infringe one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. N-Spine and Synthes USA sought injunctive relief and an unspecified amount in damages. This matter was one of the four patent

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes settled on January 13, 2016 for $7.9 million.
In a related matter, on January 8, 2014, Depuy Synthes Products, LLC (“Depuy Synthes”) filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Depuy Synthes alleges that we infringe one or more claims of the asserted patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. Depuy Synthes seeks injunctive relief and an unspecified amount in damages. This matter was one of the four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes settled on January 13, 2016 for $7.9 million.
Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC Litigation
In July 2011, Synthes USA, LLC, Synthes USA Products, LLC and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Synthes USA LLC, the patent owner, Synthes USA Products, LLC, a licensee to manufacture products of the subject patents, and Synthes USA Sales LLC, a licensee to sell products of the subject patents, allege that we infringe one or more claims of three patents by making, using, offering for sale or selling our COALITION®, INDEPENDENCE® and INTERCONTINENTAL® products. This matter was one of the four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes settled on January 13, 2016 for $7.9 million.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Company contributions to these retirement plans were as follows:

	Year ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
401(k) and other retirement plan contributions	$2,303	$2,185	$2,106
NOTE 16. RELATED-PARTY TRANSACTIONS
Prior to March 11, 2015, we had contracted with BMG, which at the time was a third-party manufacturer in which certain of our senior management and significant stockholders had ownership interests and leadership positions.
We have purchased the following amounts of products and services from BMG:

	Period Ended	Year Ended
(In thousands)	March 11, 2015	December 31, 2014	December 31, 2013
Purchases from related-party supplier	$5,304	$21,948	$20,039
On March 11, 2015, BMG was acquired by Globus, and therefore, as of the acquisition date, there were no further purchases from nor amounts due to BMG. The amount payable to BMG on the date of acquisition of $5.2 million was settled in connection with the acquisition.
As of December 31, 2014, we had $5.4 million of accounts payable due to the BMG.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States.
The following table represents total sales by geographic area, based on the location of the customer:

	Year Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
United States	$498,191	$427,091	$396,615
International	46,562	47,280	37,844
Total sales	$544,753	$474,371	$434,459

We classify our products into two categories: Innovative Fusion products and Disruptive Technology products. The following table represents total sales by product category:

	Year Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Innovative Fusion	$288,062	$270,852	$254,033
Disruptive Technology	256,691	203,519	180,426
Total sales	$544,753	$474,371	$434,459
NOTE 18. QUARTERLY FINANCIAL DATA (unaudited)

	(unaudited)
(In thousands, except per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Sales	$131,604	$133,570	$136,992	$142,587
Gross profit	99,497	100,991	103,940	107,522
Net income	24,648	24,054	26,481	37,601
Net earnings per common share - basic	0.26	0.25	0.28	0.39
Net earnings per common share - diluted	0.26	0.25	0.28	0.39

	(unaudited)
(In thousands, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Sales	$114,210	$113,573	$117,787	$128,801
Gross profit	88,898	86,990	90,101	97,525
Net income	21,139	20,647	23,061	27,638
Net earnings per common share - basic	0.23	0.22	0.24	0.29
Net earnings per common share - diluted	0.22	0.22	0.24	0.29
NOTE 19. SUBSEQUENT EVENT
On January 13, 2016, we entered into an agreement providing for the settlement of four patent infringement lawsuits concerning spinal implant technologies (the “Settlement Agreement”) between Globus Medical, Inc., DePuy Synthes Products, Inc. and DePuy Synthes Sales, Inc. (together with DePuy Synthes

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Products, Inc., “Depuy Synthes”). Pursuant to the terms of the Settlement Agreement, we are required to make a $7.9 million payment to Depuy Synthes. The Settlement Agreement also contains covenants not to sue relating to certain of the products sold by each of the parties and cross-licenses of all of the patents asserted in each of the Settled Lawsuits and each of the patents in those respective patent families. The Company does not expect the Settlement Agreement to impact its ability to conduct its business or have any impact on its future revenues.
The settlement resulted in one-time financial benefits reflecting the difference from previously established provisions and the final settlement amount through a one-time net income benefit of approximately $7.6 million, recognized during the fourth quarter of 2015, and a one-time transfer of approximately $8.4 million from restricted cash account into the cash account, which will be recognized during the first quarter of 2016.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
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
Management evaluated the internal control over financial reporting of Globus as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm
Grant Thornton LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in its report that is included in Item 8 of this Form 10-K.
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
Item 9B. Other Information
Mr. David Davidar, who has been a member of our Board of Directors and our management team since our company was founded in 2003, announced on February 24, 2016 that he intends to retire as Senior Vice President, Operations of our company effective March 15, 2016. Mr. Davidar will remain a member of our Board of Directors through the remainder of his existing term, which expires in 2018. He will also be available as needed through the end of 2016 to assist with transition of his operational responsibilities.

PART III
Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2016 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.
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
The other information required by this Item 10 will be set forth in the Company's proxy statement for its 2016 annual meeting of stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Company's proxy statement for its 2016 annual meeting of stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth in the Company's proxy statement for its 2016 annual meeting of stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Company's proxy statement for its 2016 annual meeting of stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Company's proxy statement for its 2016 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
(a) (2) Financial Statement Schedules
SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2013	$961	$693	$(73)	$1,581
Year ended December 31, 2014	1,581	318	(252)	1,647
Year ended December 31, 2015	$1,647	$1,455	$(589)	$2,513
Deferred tax valuation allowance:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2013	$533	$—	$(206)	$327
Year ended December 31, 2014	327	—	(282)	45
Year ended December 31, 2015	$45	$—	$(2)	$43

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item

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

3.4*	Amended and Restated Bylaws of Globus Medical, Inc.
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
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

10.18
Agreement and Plan of Merger, dated as of February 24, 2015, by and among Branch Medical Group, Inc., Globus Medical, Inc., BM Acquisition, Inc. and Spine Therapy Technologies, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 2, 2015).

10.19	Executive Employment Agreement, dated June 26, 2014, by and between Globus Medical, Inc. and Anthony L. Williams (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 5, 2015).
10.20
Fourth Amendment to Credit Agreement, dated May 4, 2015, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 31, 2015).

10.21
Employment Agreement, dated September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2015).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm - Grant Thornton LLP.
23.2*	Consent of independent registered public accounting firm - KPMG LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	February 29, 2016	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 29, 2016	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 29, 2016	/s/ STEVEN M. PAYNE

Steven M. Payne
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David C. Paul	Chief Executive Officer and Director	February 29, 2016
David C. Paul	(Principal Executive Officer)

/s/ Daniel T. Scavilla	Senior Vice President	February 29, 2016
Daniel T. Scavilla	and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven M. Payne	Chief Accounting Officer	February 29, 2016
Steven M. Payne	(Principal Accounting Officer)

/s/ David D. Davidar	Senior Vice President, Operations	February 29, 2016
David D. Davidar	and Director

/s/ David M. Demski	Group President, Emerging Technologies	February 29, 2016
David M. Demski	and Director

/s/ Kurt C. Wheeler	Director	February 29, 2016
Kurt C. Wheeler

/s/ Robert W. Liptak	Director	February 29, 2016
Robert W. Liptak

/s/ Daniel T. Lemaitre	Director	February 29, 2016
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	February 29, 2016
Ann D. Rhoads

/s/ James R. Tobin	Director	February 29, 2016
James R. Tobin

EXHIBIT INDEX

Exhibit No.	Item

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

3.4*	Amended and Restated Bylaws of Globus Medical, Inc.
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
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

10.18
Agreement and Plan of Merger, dated as of February 24, 2015, by and among Branch Medical Group, Inc., Globus Medical, Inc., BM Acquisition, Inc. and Spine Therapy Technologies, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 2, 2015).

10.19	Executive Employment Agreement, dated June 26, 2014, by and between Globus Medical, Inc. and Anthony L. Williams (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 5, 2015).
10.20
Fourth Amendment to Credit Agreement, dated May 4, 2015, by and between Globus Medical, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 31, 2015).

10.21
Employment Agreement, dated September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2015).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm - Grant Thornton LLP.
23.2*	Consent of independent registered public accounting firm - KPMG LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.