Form 10-Q
period 2016-03-31
GLOBUS MEDICAL INC
filed 2016-05-04
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of April 25, 2016 was 95,510,383 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$81,275	$60,152
Restricted cash	10,451	26,119
Short-term marketable securities	236,856	220,877
Accounts receivable, net of allowances of $2,563 and $2,513, respectively	75,527	77,681
Inventories	105,147	105,260
Prepaid expenses and other current assets	5,961	7,351
Income taxes receivable	281	8,672
Deferred income taxes	—	38,687
Total current assets	515,498	544,799
Property and equipment, net of accumulated depreciation of $145,642 and $139,114, respectively	115,105	114,743
Long-term marketable securities	58,943	48,762
Intangible assets, net	32,849	33,242
Goodwill	91,964	91,964
Other assets	306	590
Deferred income taxes	25,323	—
Total assets	$839,988	$834,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,124	$15,971
Accrued expenses	42,190	53,769
Income taxes payable	6,390	763
Business acquisition liabilities, current	11,633	12,188
Total current liabilities	72,337	82,691
Business acquisition liabilities, net of current portion	17,056	21,126
Deferred income taxes	—	13,260
Other liabilities	1,710	1,699
Total liabilities	91,103	118,776
Commitments and contingencies (Note 12)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 71,620 and 71,442 shares at March 31, 2016 and December 31, 2015, respectively	71	71
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at March 31, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	197,875	192,629
Accumulated other comprehensive loss	(1,653)	(1,958)
Retained earnings	552,568	524,558
Total equity	748,885	715,324
Total liabilities and equity	$839,988	$834,100
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2016	March 31, 2015
Sales	$139,264	$131,604
Cost of goods sold	31,644	32,107
Gross profit	107,620	99,497

Operating expenses:
Research and development	10,199	8,656
Selling, general and administrative	54,570	52,289
Provision for litigation	—	32
Total operating expenses	64,769	60,977

Operating income	42,851	38,520

Other income/(expense), net
Interest income, net	496	278
Foreign currency transaction gain/(loss)	108	(677)
Other income	156	52
Total other income/(expense), net	760	(347)

Income before income taxes	43,611	38,173
Income tax provision	15,601	13,525

Net income	$28,010	$24,648

Earnings per share:
Basic	$0.29	$0.26
Diluted	$0.29	$0.26
Weighted average shares outstanding:
Basic	95,398	94,788
Dilutive stock options	895	1,117
Diluted	96,293	95,905

Anti-dilutive stock options excluded from weighted average calculation	5,208	2,721

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Net income	$28,010	$24,648
Other comprehensive income/(loss):
Unrealized gain on marketable securities, net of tax	224	65
Foreign currency translation gain/(loss)	81	(243)
Total other comprehensive gain/(loss)	305	(178)
Comprehensive income	$28,315	$24,470

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$28,010	$24,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,676	5,674
Amortization of premium on marketable securities	953	640
Write-down for excess and obsolete inventories	2,225	2,529
Stock-based compensation expense	2,770	2,131
Excess tax benefit related to nonqualified stock options	(510)	(684)
Allowance for doubtful accounts	88	47
Change in deferred income taxes	391	(2,217)
(Increase)/decrease in:
Restricted cash	15,668	—
Accounts receivable	2,201	1,888
Inventories	(2,252)	(7,361)
Prepaid expenses and other assets	1,209	896
Increase/(decrease) in:
Accounts payable	(1,238)	835
Accounts payable to related-party	—	(5,359)
Accrued expenses and other liabilities	(15,661)	(3,904)
Income taxes payable/receivable	14,517	14,907
Net cash provided by operating activities	55,047	34,670

Cash flows from investing activities:
Purchases of marketable securities	(104,208)	(72,874)
Maturities of marketable securities	69,656	64,574
Sales of marketable securities	7,798	19,764
Purchases of property and equipment	(9,366)	(7,228)
Acquisition of businesses, net of cash acquired	—	(48,015)
Net cash used in investing activities	(36,120)	(43,779)

Cash flows from financing activities:
Payment of business acquisition liabilities	(300)	(300)
Proceeds from exercise of stock options	1,895	1,425
Excess tax benefit related to nonqualified stock options	510	684
Net cash provided by financing activities	2,105	1,809

Effect of foreign exchange rate on cash	91	41

Net increase/(decrease) in cash and cash equivalents	21,123	(7,259)
Cash and cash equivalents, beginning of period	60,152	82,265
Cash and cash equivalents, end of period	$81,275	$75,006

Supplemental disclosures of cash flow information:
Interest paid	1	—
Income taxes paid	$774	$509
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We have also recently begun to develop a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas, although those development efforts are still ongoing and we currently have no robotic or orthopedic trauma products that are cleared by the U.S. Food and Drug Administration for sale. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 160 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
(b) Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three month periods presented. The results of operations for any interim period are not indicative of results for the full year. Certain reclassifications have been made to prior period statements to conform to the current year presentation.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(e) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the DePuy Synthes and Bianco litigation. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. On January 13, 2016, we settled our litigation with DePuy Synthes and made a payment of $7.9 million and recovered approximately $8.4 million related to that settlement shortly thereafter. As of March 31, 2016, we have $10.5 million of restricted cash remaining related to the Bianco matter. See “Note 12. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of March 31, 2016. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred income taxes are classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 also aligns the presentation of deferred taxes with that of International Financial Reporting Standards. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. We adopted ASU 2015-17 prospectively effective March 31, 2016, therefore prior periods were not adjusted.
In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. We are currently evaluating the impact of this new accounting standard on our financial position, results of operations, and disclosures.
In March 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which will simplify the income tax consequences, accounting for forfeitures, and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted, and will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We are currently evaluating the impact of this new accounting standard on our financial position, results of operations, and disclosures.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended
(pro forma, unaudited, in thousands, except per share amounts)	March 31, 2015

Net sales	$131,584
Net income	25,173

Earnings per share:
Basic	$0.27
Diluted	$0.26

NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		March 31, 2016
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(567)	3,433
Customer relationships & other intangibles	7.3	5,525	(2,639)	2,886
Patents	17.0	2,495	(525)	1,970
Total intangible assets		$36,580	$(3,731)	$32,849

		December 31, 2015
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(467)	3,533
Customer relationships & other intangibles	7.3	5,525	(2,384)	3,141
Patents	17.0	2,495	(487)	2,008
Total intangible assets		$36,580	$(3,338)	$33,242

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		March 31, 2016
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$118,977	$35	$(19)	$118,993
Corporate debt securities	Less than 1	64,639	34	(6)	64,667
Commercial paper	Less than 1	41,515	19	—	41,534
Securities of U.S. government-sponsored agencies	Less than 1	9,511	5	—	9,516
Asset-backed securities	Less than 1	2,147	—	(1)	2,146
Total short-term marketable securities		$236,789	$93	$(26)	$236,856

Long-term:
Municipal bonds	1-2	$14,594	$9	$(4)	$14,599
Corporate debt securities	1-2	20,660	90	—	20,750
Asset-backed securities	1-2	23,590	12	(8)	23,594
Total long-term marketable securities		$58,844	$111	$(12)	$58,943

		December 31, 2015
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$108,402	$15	$(81)	$108,336
Corporate debt securities	Less than 1	53,759	2	(57)	53,704
Commercial paper	Less than 1	42,149	3	(1)	42,151
Securities of U.S. government-sponsored agencies	Less than 1	14,511	4	(4)	14,511
Asset-backed securities	Less than 1	2,175	—	—	2,175
Total short-term marketable securities		$220,996	$24	$(143)	$220,877

Long-term:
Municipal bonds	1-2	$18,508	$—	$(25)	$18,483
Corporate debt securities	1-2	12,033	—	(25)	12,008
Asset-backed securities	1-2	18,294	—	(23)	18,271
Total long-term marketable securities		$48,835	$—	$(73)	$48,762
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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	March 31, 2016	Level 1	Level 2	Level 3
Assets
Cash equivalents	$17,176	$478	$16,698	$—
Municipal bonds	133,592	—	133,592	—
Corporate debt securities	85,417	—	85,417	—
Commercial paper	41,534	—	41,534	—
Asset-backed securities	25,740	—	25,740	—
Securities of U.S. government-sponsored agencies	9,516	—	9,516	—

Liabilities
Contingent consideration	22,260	—	—	22,260

	Balance at
(In thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents	$12,700	$1,701	$10,999	$—
Municipal bonds	126,819	—	126,819	—
Corporate debt securities	65,712	—	65,712	—
Commercial paper	42,151	—	42,151	—
Asset-backed securities	20,446	—	20,446	—
Securities of U.S. government-sponsored agencies	14,511	—	14,511	—

Liabilities
Contingent consideration	26,617	—	—	26,617

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
NOTE 6. INVENTORIES

(In thousands)	March 31, 2016	December 31, 2015
Raw materials	$12,575	$12,308
Work in process	6,672	7,091
Finished goods	85,900	85,861
Total inventories	$105,147	$105,260
NOTE 7. ACCRUED EXPENSES

(In thousands)	March 31, 2016	December 31, 2015
Compensation and other employee-related costs	$16,432	$21,151
Legal and other settlements and expenses	6,393	13,617
Accrued non-income taxes	7,165	6,808
Royalties	6,874	6,787
Other	5,326	5,406
Total accrued expenses	$42,190	$53,769
NOTE 8. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2016, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
Subsequent to March 31, 2016, we amended the above credit agreement with Wells Fargo Bank to

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

extend the term of the revolving credit facility from May 2016 to May 2017.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
March 31, 2016	71,620,035	23,877,556	95,497,591
December 31, 2015	71,442,166	23,877,556	95,319,722
The following table summarizes changes in total equity:

Three Months Ended
(In thousands)	March 31, 2016
Total equity, beginning of period	$715,324
Net income	28,010
Stock-based compensation cost	2,841
Exercise of stock options	1,895
Excess tax benefit of nonqualified stock options	510
Other comprehensive loss	305
Total equity, end of period	$748,885
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2015	$(119)	$(1,839)	$(1,958)
Other comprehensive income before reclassifications	224	81	305
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax	224	81	305
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2016	$105	$(1,758)	$(1,653)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2014	$(64)	$(1,593)	$(1,657)
Other comprehensive income/(loss) before reclassifications	64	(243)	(179)
Amounts reclassified from accumulated other comprehensive income, net of tax	1	—	1
Other comprehensive income/(loss), net of tax	65	(243)	(178)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2015	$1	$(1,836)	$(1,835)
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
As of March 31, 2016, pursuant to the 2012 Plan, there were 12,003,652 shares of Class A Common stock reserved and 5,292,834 shares of Class A Common stock available for future grants.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Weighted average grant date per share fair value	$7.81	$9.42

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity during the three months ended March 31, 2016 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2015	6,677	$19.14
Granted	1,280	24.93
Exercised	(178)	10.65
Forfeited	(167)	22.81
Outstanding at March 31, 2016	7,612	$20.23	7.8	$31,834
Exercisable at March 31, 2016	3,042	$14.63	6.0	$28,456
Expected to vest at March 31, 2016	4,570	$23.96	9.0	$3,378
The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Intrinsic value of stock options exercised	$2,731	$3,260

Stock-based compensation expense	$2,770	$2,131
Net stock-based compensation capitalized into inventory	71	—
Total stock-based compensation cost	$2,841	$2,131
As of March 31, 2016, there was $33.5 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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
The following table provides a summary of our effective tax rate:

	Three Months Ended
	March 31, 2016	March 31, 2015
Effective income tax rate	35.8%	35.4%
The change in the effective income tax rate between the current year and prior year periods is due primarily to the one-time impact to deferred tax assets as it relates to the reorganization of our domestic legal structure to better align our business operations. This is partially offset by the research and experimentation credit, which was unable to be included for the period ending March 31, 2015.

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
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. On March 17, 2014, the court denied Bianco’s claim for permanent injunctive relief. On July 2, 2014, the court awarded Bianco an ongoing royalty of 5% of the net sales of the CALIBER®, CALIBER®-L, and RISE® products, or products that are not colorably different from those products, for a fifteen year period on sales starting on January 18, 2014. The court entered final judgment on the jury verdict on July 17, 2014. On October 19, 2015, the United States Federal Circuit Court of Appeals affirmed the judgment without opinion. On March 22, 2016, we filed a Petition for a Writ of Certiorari with the United States Supreme Court.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Flexuspine, Inc. Litigation
On March 11, 2015, Flexuspine, Inc. filed suit against us in the U.S. District Court for the Eastern District of Texas for patent infringement. Flexuspine, Inc. alleges that Globus willfully infringes one or more claims of five patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, and ALTERA® products. Flexuspine seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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
NOTE 13. RELATED-PARTY TRANSACTIONS
Prior to March 11, 2015, we had contracted with BMG, which at the time was a related-party manufacturer. On March 11, 2015, BMG was acquired by Globus, and therefore as of March 31, 2015, there were no further purchases from nor amounts payable to BMG. For the period of January 1, 2015 through March 11, 2015, we purchased $5.3 million from the related-party supplier. The amount payable to BMG on the date of acquisition of $5.2 million was settled in connection with the acquisition.

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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
United States	$127,560	$119,983
International	11,704	11,621
Total sales	$139,264	$131,604

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Innovative Fusion	$70,046	$70,370
Disruptive Technology	69,218	61,234
Total sales	$139,264	$131,604

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
Overview
We are a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 160 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches. We have also recently begun to develop a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas, although those development efforts are still ongoing and we currently have no robotic or orthopedic trauma products that are cleared by the U.S. Food and Drug Administration for sale.
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
During the three months ended March 31, 2016, our international sales accounted for approximately 8% of our total sales. We sell our products in 35 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

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
The settlement resulted in one-time financial benefits reflecting the difference from previously established provisions and the final settlement amount through a one-time net income benefit of approximately $7.6 million, recognized during the fourth quarter of 2015, and a one-time transfer of approximately $8.4 million from restricted cash account into the cash account, which we recognized during the first quarter of 2016.
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, includes a two-year suspension on the medical device excise tax, effective January 1, 2016. The 2.3% tax on sales in the United States of certain medical devices by a manufacturer, producer or importer was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013. Without further legislative action, the tax will be automatically reinstated for certain medical device sales in the United States starting on January 1, 2018. We incurred $1.8 million for this medical device excise tax for the three months ended March 31, 2015. We plan to redirect approximately 40% of this benefit into increased job creation initiatives in research and development and manufacturing in 2016.

Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	$	%
Innovative Fusion	$70,046	$70,370	$(324)	(0.5)%
Disruptive Technology	69,218	61,234	7,984	13.0%
Total sales	$139,264	$131,604	$7,660	5.8%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $8.0 million was due primarily to sales of regenerative biologics, expandable interbody products, and minimally invasive products launched during the past three years. Innovative Fusion sales decreased by $0.3 million as a result of U.S. sales force recruitment timing and onboarding.

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	$	%
United States	$127,560	$119,983	$7,577	6.3%
International	11,704	11,621	83	0.7%
Total sales	$139,264	$131,604	$7,660	5.8%
In the United States, the increase in sales of $7.6 million was due primarily to increased penetration in existing territories. We saw higher sales in Disruptive Technology and certain Innovative Fusion products, led by sales of expandable interbody products, regenerative biologics and pedicle screw systems.
Internationally, the increase in sales of $0.1 million was negatively impacted due to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $0.6 million, or by 5.3%, due to expansion into new international territories and higher sales in our expandable interbody products. Our worldwide sales increased 6.2% on a constant currency basis.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	$	%
Cost of goods sold	$31,644	$32,107	$(463)	(1.4)%
Percentage of sales	22.7%	24.4%
The decrease in cost of goods sold was due primarily to the two year moratorium on the medical device excise tax (“MDET”) which began on January 1, 2016. In the period ended March 31, 2015, we recognized $1.8 million of MDET. In addition to the absence of MDET in the period ended March 31, 2016, we recognized approximately $0.8 million in savings due to the impact of Branch Medical Group (“BMG”). These variances were offset partially by increased sales volume and mix of approximately $2.0 million.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	$	%
Research and development	$10,199	$8,656	$1,543	17.8%
Percentage of sales	7.3%	6.6%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group, for furthering research activities and developing new innovative products. A portion of this increase was funded by the suspension of MDET.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	$	%
Selling, general and administrative	$54,570	$52,289	$2,281	4.4%
Percentage of sales	39.2%	39.7%

The increase in selling, general and administrative expenses resulted primarily from an increase of $2.3 million related to increased compensation and other costs to support increased sales volume and company growth.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	$	%
Provision for litigation	$—	$32	$(32)	(100.0)%
Percentage of sales	—%	—%
The provision for litigation, which includes settlement and verdict costs, was nominal in the current and prior quarters.
Other Income/(Expense), Net

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	$	%
Other income/(expense), net	$760	$(347)	$1,107	(319.0)%
Percentage of sales	0.5%	(0.3)%
The change in other income/(expense), net is due primarily to decreases in foreign exchange transaction losses, along with increases in interest income.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	$	%
Income tax provision	$15,601	$13,525	$2,076	15.3%
Effective income tax rate	35.8%	35.4%
The change in the effective income tax rate between the current year and prior year periods is due primarily to the one-time impact to deferred tax assets as it relates to the reorganization of our domestic legal structure to better align our business operations. This is partially offset by the research and experimentation credit, which was unable to be included for the period ending March 31, 2015.
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

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(In thousands, except percentages)	March 31, 2016	March 31, 2015
Net Income	$28,010	$24,648
Interest income, net	(496)	(278)
Provision for income taxes	15,601	13,525
Depreciation and amortization	6,676	5,674
EBITDA	49,791	43,569
Stock-based compensation expense	2,770	2,131
Provision for litigation	—	32
Change in fair value of contingent consideration and other acquisition related costs	674	584
Adjusted EBITDA	$53,235	$46,316
Adjusted EBITDA as a percentage of sales	38.2%	35.2%
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

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Net cash provided by operating activities	$55,047	$34,670
Adjustment for impact of restricted cash	(15,668)	—
Purchases of property and equipment	(9,366)	(7,228)
Free cash flow	$30,013	$27,442
The adjustment for the impact of restricted cash is primarily related to the DePuy Synthes settlement on January 13, 2016, where we paid $7.9 million and recovered approximately $8.4 million previously set aside for the DePuy Synthes litigation obligation.
Furthermore, we define the non-GAAP measure of sales on a constant currency basis as the current and prior period sales and net income translated at the same predetermined exchange rate. We believe sales on a constant currency basis provides insight to the comparative increase or decrease in period sales, in dollar and percentage terms, excluding the effects of fluctuations in foreign currency exchange rates. Below is a table of the percentage change in sales on a constant currency basis compared to the percentage change in sales as reported in accordance with U.S. GAAP for the periods presented.

	Three Months Ended		Percent Change
(In thousands, except percentages)	March 31, 2016	March 31, 2015	Reported	Constant Currency
United States	$127,560	$119,983	6.3%	6.3%
International	11,704	11,621	0.7%	5.3%
Total sales	$139,264	$131,604	5.8%	6.2%

Adjusted EBITDA, Free Cash Flow and sales on a constant currency basis are not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of Adjusted EBITDA, Free Cash Flow and sales on a constant currency basis may differ from that of other companies and therefore may not be comparable.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		Change
(In thousands)	March 31, 2016	March 31, 2015	$
Net cash provided by operating activities	$55,047	$34,670	$20,377
Net cash used in investing activities	(36,120)	(43,779)	7,659
Net cash provided by financing activities	2,105	1,809	296
Effect of foreign exchange rate changes on cash	91	41	50
Increase/(decrease) in cash and cash equivalents	$21,123	$(7,259)	$28,382
Cash Provided by Operating Activities
The increase in net cash provided by operating activities was due primarily to the recovery of a portion of our restricted cash related to the DePuy Synthes settlement on January 13, 2016 and lower inventory purchases. Additionally, in the prior year period, we paid the related-party payable as part of the BMG acquisition.
Cash Used in Investing Activities
The decrease in net cash used in investing activities was due primarily to the prior year period BMG acquisition, offset partially by current year period increases in net cash invested in marketable securities.
Cash Provided by Financing Activities
The increase in cash provided by financing activities was due primarily to the increase in the proceeds from the exercise of stock options.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$81,275	$60,152
Short-term marketable securities	236,856	220,877
Long-term marketable securities	58,943	48,762
Total cash, cash equivalents and marketable securities	$377,074	$329,791

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$443,161	$462,108
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2016, we were in compliance with all covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
Subsequent to March 31, 2016, we amended the above credit agreement with Wells Fargo Bank to extend the term of the revolving credit facility from May 2016 to May 2017.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of March 31, 2016. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

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
In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred income taxes are classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 also aligns the presentation of deferred taxes with that of International Financial Reporting Standards. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. We adopted ASU 2015-17 prospectively effective March 31, 2016, therefore prior periods were not adjusted.
In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. We are currently evaluating the impact of this new accounting standard on our financial position, results of operations, and disclosures.
In March 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which will simplify the income tax consequences, accounting for forfeitures, and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted, and will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We are currently evaluating the impact of this new accounting standard on our financial position, results of operations, and disclosures.
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), particularly those set forth under “Item 1A, Risk Factors” of the Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 3, 2016, we entered into an executive employment agreement with Daniel T. Scavilla, our Senior Vice President and Chief Financial Officer. Mr. Scavilla’s employment is “at will,” meaning that his employment may be terminated by either party for any or no reason at any time. The agreement provides for a monthly car allowance. Mr. Scavilla is eligible to earn a salary and also a non-equity cash incentive award by meeting certain company and individual performance targets. For 2016, Mr. Scavilla’s base salary is $334,750, and his target non-equity cash incentive award is $250,000. Both the base salary and non-equity incentive award are subject to adjustment from time to time in the sole discretion of the Company.
Mr. Scavilla is entitled to receive his base salary for 12 months and continued coverage under the Company’s group health, dental and vision plans for a period of 12 months in the event we terminate his employment without cause or in connection with a change of control or if he resigns for good reason. All severance payments are conditioned on Mr. Scavilla signing a general release of claims against the Company. Under Mr. Scavilla’s employment agreement, “good reason” is defined as (i) a materially adverse change or material diminution in the office, title, duties, powers, authority or responsibilities of Mr. Scavilla, (ii) our failure to pay his base salary or a bonus that has become due and payable, (iii) a material reduction in his base salary, (iv) a relocation of Mr. Scavilla’s principal worksite of more than 25 miles unless such relocation reduces his commute to such worksite, or (v) a material breach of the employment agreement by the Company; provided in each case that the Company did not correct such reason during a specified cure period.
Item 6. Exhibits
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item

10.1*	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	May 4, 2016	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2016	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

10.1*	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.