Form 10-Q
period 2016-06-30
GLOBUS MEDICAL INC
filed 2016-07-27
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of July 22, 2016 was 95,654,764 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$95,342	$60,152
Restricted cash	11,235	26,119
Short-term marketable securities	229,170	220,877
Accounts receivable, net of allowances of $2,338 and $2,513, respectively	74,713	77,681
Inventories	104,417	105,260
Prepaid expenses and other current assets	5,420	7,351
Income taxes receivable	15,132	8,672
Deferred income taxes	—	38,687
Total current assets	535,429	544,799
Property and equipment, net of accumulated depreciation of $151,752 and $139,114, respectively	119,077	114,743
Long-term marketable securities	65,625	48,762
Intangible assets, net	32,993	33,242
Goodwill	91,964	91,964
Other assets	302	590
Deferred income taxes	24,086	—
Total assets	$869,476	$834,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,628	$15,971
Accrued expenses	47,887	53,769
Income taxes payable	664	763
Business acquisition liabilities, current	10,101	12,188
Total current liabilities	70,280	82,691
Business acquisition liabilities, net of current portion	17,950	21,126
Deferred income taxes	—	13,260
Other liabilities	1,715	1,699
Total liabilities	89,945	118,776
Commitments and contingencies (Note 12)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 71,772 and 71,442 shares at June 30, 2016 and December 31, 2015, respectively	72	71
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at June 30, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	202,797	192,629
Accumulated other comprehensive loss	(1,736)	(1,958)
Retained earnings	578,374	524,558
Total equity	779,531	715,324
Total liabilities and equity	$869,476	$834,100
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales	$137,489	$133,570	$276,753	$265,174
Cost of goods sold	32,856	32,579	64,500	64,686
Gross profit	104,633	100,991	212,253	200,488

Operating expenses:
Research and development	11,251	9,081	21,450	17,737
Selling, general and administrative	52,408	54,506	106,978	106,795
Provision for litigation	3,056	374	3,056	406
Total operating expenses	66,715	63,961	131,484	124,938

Operating income	37,918	37,030	80,769	75,550

Other income, net
Interest income, net	602	278	1,098	556
Foreign currency transaction gain/(loss)	(309)	13	(201)	(664)
Other income	125	150	281	202
Total other income, net	418	441	1,178	94

Income before income taxes	38,336	37,471	81,947	75,644
Income tax provision	12,530	13,417	28,131	26,942

Net income	$25,806	$24,054	$53,816	$48,702

Earnings per share:
Basic	$0.27	$0.25	$0.56	$0.51
Diluted	$0.27	$0.25	$0.56	$0.51
Weighted average shares outstanding:
Basic	95,585	94,979	95,491	94,884
Dilutive stock options	841	1,070	868	1,093
Diluted	96,426	96,049	96,359	95,977

Anti-dilutive stock options excluded from weighted average calculation	5,469	3,398	5,338	3,059

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$25,806	$24,054	$53,816	$48,702
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	60	(37)	284	28
Foreign currency translation gain/(loss)	(143)	183	(62)	(60)
Total other comprehensive income/(loss)	(83)	146	222	(32)
Comprehensive income	$25,723	$24,200	$54,038	$48,670

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$53,816	$48,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,698	11,579
Amortization of premium on marketable securities	2,085	1,370
Write-down for excess and obsolete inventories	4,536	4,730
Stock-based compensation expense	5,690	4,669
Excess tax benefit related to nonqualified stock options	(764)	(1,317)
Allowance for doubtful accounts	148	717
Change in deferred income taxes	1,625	(5,047)
(Increase)/decrease in:
Restricted cash	14,884	(1,312)
Accounts receivable	2,624	1,591
Inventories	(3,812)	(11,651)
Prepaid expenses and other assets	1,114	(897)
Increase/(decrease) in:
Accounts payable	(1,707)	(66)
Accounts payable to related-party	—	(5,359)
Accrued expenses and other liabilities	(10,078)	(65)
Income taxes payable/receivable	(5,796)	187
Net cash provided by operating activities	78,063	47,831

Cash flows from investing activities:
Purchases of marketable securities	(172,886)	(143,691)
Maturities of marketable securities	129,495	85,444
Sales of marketable securities	16,602	39,085
Purchases of property and equipment	(20,142)	(25,126)
Acquisition of businesses, net of cash acquired	—	(48,016)
Net cash used in investing activities	(46,931)	(92,304)

Cash flows from financing activities:
Payment of business acquisition liabilities	(400)	(600)
Proceeds from exercise of stock options	3,575	3,015
Excess tax benefit related to nonqualified stock options	764	1,317
Net cash provided by financing activities	3,939	3,732

Effect of foreign exchange rate on cash	119	35

Net increase/(decrease) in cash and cash equivalents	35,190	(40,706)
Cash and cash equivalents, beginning of period	60,152	82,265
Cash and cash equivalents, end of period	$95,342	$41,559

Supplemental disclosures of cash flow information:
Interest paid	2	9
Income taxes paid	$32,214	$31,880
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
(b) Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three- and six- month periods presented. The results of operations for any interim period are not indicative of results for the full year. Certain reclassifications have been made to prior period statements to conform to the current year presentation.
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
(e) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the DePuy Synthes and Bianco litigation. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. On January 13, 2016, we settled our litigation with DePuy Synthes and made a payment of $7.9 million and recovered approximately $8.4 million related to that settlement shortly thereafter. As of June 30, 2016, we have $11.2 million of restricted cash remaining related to the Bianco matter. See “Note 12. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of June 30, 2016. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
(i) Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance in former Topic 605, Revenue Recognition, and most other existing revenue guidances in US GAAP. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted prior to the first quarter of 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations, and disclosures.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 2. ACQUISITIONS
Branch Medical Group, Inc.
On February 25, 2015, we entered into an agreement to acquire Branch Medical Group, Inc. (“BMG”), a related-party manufacturer of high precision medical devices located in Audubon, PA. We closed this acquisition on March 11, 2015, for $57.0 million in cash, $5.3 million in deferred consideration, and $0.9 million of closing working capital adjustments. The amount payable to BMG on the date of acquisition of $5.2 million was also settled in connection with the acquisition. The deferred consideration was a holdback of a portion of the sale price, to allow time to properly account for all working capital adjustments in the event of an unfavorable adjustment to the sellers. The full holdback amount of $5.3 million was paid in cash in July 2016.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

products and services from BMG pursuant to a standard Supplier Quality Agreement entered into in September 2010.
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded goodwill of $39.0 million. We recorded the deferred consideration as a component of business acquisition liabilities, current, in our balance sheet. The results of operations of BMG have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on purchase price allocations and on certain management judgments. These allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. We completed our final purchase price allocations during September 2015. The goodwill from this acquisition is not deductible for tax purposes.
NOTE 3. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		June 30, 2016
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(667)	3,333
Customer relationships & other intangibles	7.3	5,525	(2,895)	2,630
Patents	16.1	3,035	(565)	2,470
Total intangible assets		$37,120	$(4,127)	$32,993

		December 31, 2015
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(467)	3,533
Customer relationships & other intangibles	7.3	5,525	(2,384)	3,141
Patents	17.0	2,495	(487)	2,008
Total intangible assets		$36,580	$(3,338)	$33,242

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		June 30, 2016
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$139,367	$41	$(7)	$139,401
Corporate debt securities	Less than 1	50,225	24	(1)	50,248
Commercial paper	Less than 1	33,053	15	—	33,068
Securities of U.S. government-sponsored agencies	Less than 1	5,512	3	—	5,515
Asset-backed securities	Less than 1	938	—	—	938
Total short-term marketable securities		$229,095	$83	$(8)	$229,170

Long-term:
Municipal bonds	1-2	$19,530	$22	$—	$19,552
Corporate debt securities	1-2	27,079	142	—	27,221
Asset-backed securities	1-2	18,830	22	—	18,852
Total long-term marketable securities		$65,439	$186	$—	$65,625

		December 31, 2015
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$108,402	$15	$(81)	$108,336
Corporate debt securities	Less than 1	53,759	2	(57)	53,704
Commercial paper	Less than 1	42,149	3	(1)	42,151
Securities of U.S. government-sponsored agencies	Less than 1	14,511	4	(4)	14,511
Asset-backed securities	Less than 1	2,175	—	—	2,175
Total short-term marketable securities		$220,996	$24	$(143)	$220,877

Long-term:
Municipal bonds	1-2	$18,508	$—	$(25)	$18,483
Corporate debt securities	1-2	12,033	—	(25)	12,008
Asset-backed securities	1-2	18,294	—	(23)	18,271
Total long-term marketable securities		$48,835	$—	$(73)	$48,762
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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	June 30, 2016	Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,774	$7,285	$11,489	$—
Municipal bonds	158,953	—	158,953	—
Corporate debt securities	77,469	—	77,469	—
Commercial paper	33,068	—	33,068	—
Asset-backed securities	19,790	—	19,790	—
Securities of U.S. government-sponsored agencies	5,515	—	5,515	—

Liabilities
Contingent consideration	22,531	—	—	22,531

	Balance at
(In thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents	$12,700	$1,701	$10,999	$—
Municipal bonds	126,819	—	126,819	—
Corporate debt securities	65,712	—	65,712	—
Commercial paper	42,151	—	42,151	—
Asset-backed securities	20,446	—	20,446	—
Securities of U.S. government-sponsored agencies	14,511	—	14,511	—

Liabilities
Contingent consideration	26,617	—	—	26,617
Our marketable securities are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.
Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within business acquisition liabilities on our consolidated balance sheets, and the changes in the fair value of contingent consideration are recognized within research and development and selling, general and administrative expenses in the consolidated statements of income.
The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at
(In thousands)	June 30, 2016	Valuation technique	Unobservable input	Range
			Discount rate	3.1%	-	8.5%
Revenue-based payments	$14,787	Discounted cash flow	Probability of payment	87.0%	-	97.5%
			Projected year of payment	2017	-	2029

					-
			Discount rate	5.3%	-	13.5%
Milestone-based payments	$7,744	Discounted cash flow	Probability of payment	80.0%	-	100.0%
			Projected year of payment	2016	-	2020
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance	$22,260	$24,831	$26,617	$24,335
Contingent payments	(1)	(2)	(5,001)	(3)
Non-cash settlement of certain contingent consideration	(1,522)	—	(1,522)	—
Changes in fair value of contingent consideration	1,794	705	2,437	1,202
Ending balance	$22,531	$25,534	$22,531	$25,534

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6. INVENTORIES

(In thousands)	June 30, 2016	December 31, 2015
Raw materials	$13,993	$12,308
Work in process	7,078	7,091
Finished goods	83,346	85,861
Total inventories	$104,417	$105,260
NOTE 7. ACCRUED EXPENSES

(In thousands)	June 30, 2016	December 31, 2015
Compensation and other employee-related costs	$16,916	$21,151
Legal and other settlements and expenses	9,652	13,617
Accrued non-income taxes	7,473	6,808
Royalties	7,719	6,787
Other	6,127	5,406
Total accrued expenses	$47,887	$53,769
NOTE 8. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2017. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2016, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
June 30, 2016	71,772,100	23,877,556	95,649,656
December 31, 2015	71,442,166	23,877,556	95,319,722

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes changes in total equity:

Six Months Ended
(In thousands)	June 30, 2016
Total equity, beginning of period	$715,324
Net income	53,816
Stock-based compensation cost	5,830
Exercise of stock options	3,575
Excess tax benefit of nonqualified stock options	764
Other comprehensive income	222
Total equity, end of period	$779,531
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2015	$(119)	$(1,839)	$(1,958)
Other comprehensive income before reclassifications	284	(62)	222
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax	284	(62)	222
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2016	$165	$(1,901)	$(1,736)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2014	$(64)	$(1,593)	$(1,657)
Other comprehensive income/(loss) before reclassifications	26	(60)	(34)
Amounts reclassified from accumulated other comprehensive income, net of tax	2	—	2
Other comprehensive income/(loss), net of tax	28	(60)	(32)
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2015	$(36)	$(1,653)	$(1,689)
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
As of June 30, 2016, pursuant to the 2012 Plan, there were 12,003,652 shares of Class A Common stock reserved and 5,030,269 shares of Class A Common stock available for future grants.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted average grant date per share fair value	$7.76	$8.11	$7.80	$8.91
Stock option activity during the six months ended June 30, 2016 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2015	6,677	$19.14
Granted	1,628	24.89
Exercised	(330)	10.83
Forfeited	(256)	22.71
Outstanding at June 30, 2016	7,719	$20.59	7.7	$29,965
Exercisable at June 30, 2016	3,230	$15.60	6.0	$27,477
Expected to vest at June 30, 2016	4,489	$24.17	8.9	$2,488

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Intrinsic value of stock options exercised	$1,895	$2,679	$4,626	$5,939

Stock-based compensation expense	$2,920	$2,538	$5,690	$4,669
Net stock-based compensation capitalized into inventory	69	—	140	—
Total stock-based compensation cost	$2,989	$2,538	$5,830	$4,669
As of June 30, 2016, there was $32.7 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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
The following table provides a summary of our effective tax rate:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Effective income tax rate	32.7%	35.8%	34.3%	35.6%
The period over period change in the effective income tax rate for the three months and six months ended is due primarily to ongoing benefits related to the reorganization of our domestic legal structure to better align our business operations, along with benefits obtained through the research and experimentation credit and jobs credit, neither of which were included for the period ended June 30, 2015. Additionally, for the six months ended June 30, 2016, these benefits are partially offset by a one-time impact to deferred tax assets as it relates to the domestic reorganization.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret. We accrued the verdict amount of $4.3 million as of December 31, 2013. The jury found against Bianco on the claims of breach of contract and disgorgement of profits. The court granted our motion for judgment as a matter of law and dismissed Bianco’s claims for unfair competition, fraud, and exemplary damages, and Bianco abandoned the claim of misappropriation of confidential information. Bianco’s claims of correction of inventorship, unjust enrichment, and permanent injunctive relief were not submitted to the jury. On March 7, 2014, the court denied Bianco’s claim for correction of inventorship and ruled he is not entitled to be named as a co-inventor on any of the patents at issue, and also denied his claim for unjust enrichment. On March 17, 2014, the court denied Bianco’s claim for permanent injunctive relief. On July 2, 2014, the court awarded Bianco an ongoing royalty of 5% of the net sales of the CALIBER®, CALIBER®-L, and RISE® products, or products that are not colorably different from those products, for a fifteen year period on sales starting on January 18, 2014. The court entered final judgment on the jury verdict on July 17, 2014. On October 19, 2015, the United States Federal Circuit Court of Appeals affirmed the judgment without opinion. On March 22, 2016, we filed a Petition for a Writ of Certiorari with the United States Supreme Court and on June 20, 2016 the Writ was denied.
We do not expect the judgment to impact our ability to conduct our business or to have any material impact on our future revenues.
Bonutti Skeletal Innovations, LLC Litigation
On November 19, 2014, Bonutti Skeletal Innovations, LLC (“Bonutti Skeletal”) filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. Bonutti Skeletal, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, COALITION®, CONTINENTAL®, FORGE®, FORTIFY®, INDEPENDENCE®, INTERCONTINENTAL®, MONUMENT®, NIKO®, RISE®, SIGNATURE®, SUSTAIN®, and TRANSCONTINENTAL® products. Bonutti Skeletal sought an unspecified amount in damages and injunctive relief. This matter was stayed on June 26, 2015 pending the resolution of inter partes reviews on the asserted patents by the USPTO. Globus Medical, Inc. and Bonutti Skeletal settled this matter on June 9, 2016.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
United States	$124,716	$121,487	$252,276	$241,470
International	12,773	12,083	24,477	23,704
Total sales	$137,489	$133,570	$276,753	$265,174

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Innovative Fusion	$69,442	$71,571	$139,488	$141,941
Disruptive Technology	68,047	61,999	137,265	123,233
Total sales	$137,489	$133,570	$276,753	$265,174

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 15. SUBSEQUENT EVENT
On July 25, 2016, we entered into an agreement to acquire the international operations and distribution channel of Alphatec Holdings, Inc., a publicly traded orthopedic company (Nasdaq: ATEC) for $80.0 million in cash, subject to certain closing adjustments. The parties expect the closing of the acquisition to occur by October 2016 following satisfaction of the applicable closing conditions.

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
During the six months ended June 30, 2016, our international sales accounted for approximately 9% of our total sales. We sell our products in 35 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Recent Developments
On July 25, 2016, we entered into an agreement to acquire the international operations and distribution channel of Alphatec Holdings, Inc., a publicly traded orthopedic company (Nasdaq: ATEC) for $80.0 million in cash, subject to certain closing adjustments. The parties expect the closing of the acquisition to occur by October 2016 following satisfaction of the applicable closing conditions.
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
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, includes a two-year suspension on the medical device excise tax, effective January 1, 2016. The 2.3% tax on sales in the United States of certain medical devices by a manufacturer, producer or importer was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013. Without further legislative action, the tax will be automatically reinstated for certain medical device sales in the United States starting on January 1, 2018. We incurred $3.8 million for this medical device excise tax for the six months ended June 30, 2015. We plan to redirect approximately 40% of this benefit into increased job creation initiatives in research and development and manufacturing in 2016.
Results of Operations
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Innovative Fusion	$69,442	$71,571	$(2,129)	(3.0)%
Disruptive Technology	68,047	61,999	6,048	9.8%
Total sales	$137,489	$133,570	$3,919	2.9%

Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $6.0 million was due primarily to sales of regenerative biologics, expandable interbody products, and minimally invasive products launched during the past three years. Innovative Fusion sales decreased by $2.1 million as a result of U.S. sales force recruitment timing and onboarding.

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
United States	$124,716	$121,487	$3,229	2.7%
International	12,773	12,083	690	5.7%
Total sales	$137,489	$133,570	$3,919	2.9%
In the United States, the increase in sales of $3.2 million was due primarily to increased penetration in existing territories. We saw higher sales in Disruptive Technology and certain Innovative Fusion products, led by sales of expandable interbody products, regenerative biologics and pedicle screw systems.
Internationally, the increase in sales of $0.7 million was negatively impacted due to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $1.0 million, or by 8.1%, due to expansion into new international territories and higher sales of our expandable interbody products. Our worldwide sales increased 3.1% on a constant currency basis.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Cost of goods sold	$32,856	$32,579	$277	0.9%
Percentage of sales	23.9%	24.4%
The increase in cost of goods sold was due primarily to increased inventory reserves and write offs of $2.0 million, and increased sales volume, mix and other charges of approximately $1.5 million. These variances were offset partially by the two year moratorium on the medical device excise tax (“MDET”), which began on January 1, 2016. The savings impact of MDET moratorium for the quarter was $2.1 million. In addition, we recognized approximately $1.0 million in savings due to the impact of Branch Medical Group (“BMG”).
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Research and development	$11,251	$9,081	$2,170	23.9%
Percentage of sales	8.2%	6.8%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group, and acquisition-related costs, for furthering research activities and developing new innovative products. A portion of this increase was funded by the suspension of MDET.

Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Selling, general and administrative	$52,408	$54,506	$(2,098)	(3.8)%
Percentage of sales	38.1%	40.8%
The decrease in selling, general and administrative expenses resulted primarily from a $1.9 million credit from the non-cash settlement of certain business acquisition liabilities.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Provision for litigation	$3,056	$374	$2,682	717.1%
Percentage of sales	2.2%	0.3%
The increase in the provision for litigation, which includes settlement and verdict costs, was due to the settlements of the Bonutti and other litigations during the current quarter.
Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Other income, net	$418	$441	$(23)	(5.2)%
Percentage of sales	0.3%	0.3%
Other income, net, which includes interest income, foreign exchange transaction gains/losses, and other non-operating income/expense, was nominal in the current and prior quarters.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Income tax provision	$12,530	$13,417	$(887)	(6.6)%
Effective income tax rate	32.7%	35.8%
The change in the effective income tax rate between the current year and prior year periods is due primarily to ongoing benefits related to the reorganization of our domestic legal structure to better align our business operations, along with benefits obtained through the research and experimentation credit and jobs credit, neither of which were included for the period ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Innovative Fusion	$139,488	$141,941	$(2,453)	(1.7)%
Disruptive Technology	137,265	123,233	14,032	11.4%
Total sales	$276,753	$265,174	$11,579	4.4%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $14.0 million was due primarily to sales of regenerative biologics, expandable interbody products, and minimally invasive products launched during the past three years. Innovative Fusion sales decreased by $2.5 million as a result of U.S. sales force recruitment timing and onboarding.

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
United States	$252,276	$241,470	$10,806	4.5%
International	24,477	23,704	773	3.3%
Total sales	$276,753	$265,174	$11,579	4.4%
In the United States, the increase in sales of $10.8 million was due primarily to increased penetration in existing territories. We saw higher sales in Disruptive Technology and certain Innovative Fusion products, led by sales of expandable interbody products, regenerative biologics and pedicle screw systems.
Internationally, the increase in sales of $0.8 million was negatively impacted due to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $1.6 million, or by 6.7%, due to expansion into new international territories and higher sales of our expandable interbody products. Our worldwide sales increased 4.7% on a constant currency basis.
Cost of Goods Sold

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Cost of goods sold	$64,500	$64,686	$(186)	(0.3)%
Percentage of sales	23.3%	24.4%
The decrease in cost of goods sold was due primarily to the two year moratorium on the MDET which began on January 1, 2016. The savings impact of MDET moratorium for the six months ended June 30, 2016 was approximately $4.0 million. In addition, we recognized approximately $1.8 million in savings due to the impact of BMG. These variances were offset partially by increased sales volume and mix of approximately $3.0 million and increased inventory reserves and write offs of $2.2 million.
Research and Development Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Research and development	$21,450	$17,737	$3,713	20.9%
Percentage of sales	7.8%	6.7%

The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group, supplies, and acquisition-related costs, for furthering research activities and developing new innovative products. A portion of this increase was funded by the suspension of MDET.
Selling, General and Administrative Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Selling, general and administrative	$106,978	$106,795	$183	0.2%
Percentage of sales	38.7%	40.3%
The nominal increase in selling, general and administrative expenses resulted primarily from an increase of $2.3 million related to increased compensation and other costs to support increased sales volume and company growth. This increase was partially offset by a $1.9 million credit from the non-cash settlement of certain business acquisition liabilities.
Provision for Litigation

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Provision for litigation	$3,056	$406	$2,650	652.7%
Percentage of sales	1.1%	0.2%
The increase in the provision for litigation, which includes settlement and verdict costs, was due to the settlements of the Bonutti and other litigations during the six months ended June 30, 2016.
Other Income, Net

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Other income, net	$1,178	$94	$1,084	1,153.2%
Percentage of sales	0.4%	—%
The increase in other income, net is due primarily to increases in interest income, along with decreases in foreign exchange transaction losses.
Income Tax Provision

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2016	June 30, 2015	$	%
Income tax provision	$28,131	$26,942	$1,189	4.4%
Effective income tax rate	34.3%	35.6%
The change in the effective income tax rate between the current year and prior year periods is due primarily to ongoing benefits related to the reorganization of our domestic legal structure to better align our business operations and the research and experimentation credit and jobs credit, neither of which were included for the period ended June 30, 2015. These benefits for the period ending June 30, 2016 are partially offset by a one-time impact to deferred tax assets as it relates to the domestic reorganization.

Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, and acquisition related items, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related items represents the change in fair value of business acquisition related contingent consideration; costs related to integrating recently acquired businesses including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition related professional fees.
The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income	$25,806	$24,054	$53,816	$48,702
Interest income, net	(602)	(278)	(1,098)	(556)
Provision for income taxes	12,530	13,417	28,131	26,942
Depreciation and amortization	7,022	5,905	13,698	11,579
EBITDA	44,756	43,098	94,547	86,667
Stock-based compensation expense	2,920	2,538	5,690	4,669
Provision for litigation	3,056	374	3,056	406
Acquisition related items	(519)	730	155	1,314
Adjusted EBITDA	$50,213	$46,740	$103,448	$93,056

Net income as a percentage of sales	18.8%	18.0%	19.4%	18.4%
Adjusted EBITDA as a percentage of sales	36.5%	35.0%	37.4%	35.1%
In addition, for the period ended June 30, 2016 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, acquisition related items, and adjusted for the tax effects of such adjustments. We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, acquisition related items, and adjusted for the tax effects of such adjustments, which we believe is not reflective of underlying business trends.

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$25,806	$24,054	$53,816	$48,702
Provision for litigation	3,056	374	3,056	406
Acquisition related items	(519)	730	155	1,314
Tax effect of adjusting items	(847)	(398)	(1,072)	(614)
Non-GAAP net income	$27,496	$24,760	$55,955	$49,808
The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Six Months Ended
(Per share amounts)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Diluted earnings per share, as reported	$0.27	$0.25	$0.56	$0.51
Provision for litigation	0.03	—	0.03	—
Acquisition related items	(0.01)	0.01	—	0.01
Tax effect of adjusting items	(0.01)	—	(0.01)	(0.01)
Non-GAAP diluted earnings per share*	$0.29	$0.26	$0.58	$0.52
* amounts might not add due to rounding
We also define the non-GAAP measure of Free Cash Flow as the net cash provided by operating activities, adjusted for the impact of restricted cash, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall financial performance for comparative periods as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions.
Below is a reconciliation of net cash provided by operating activities as computed in accordance with U.S. GAAP to Free Cash Flow for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net cash provided by operating activities	$23,016	$13,161	$78,063	$47,831
Adjustment for impact of restricted cash	784	1,312	(14,884)	1,312
Purchases of property and equipment	(10,776)	(17,898)	(20,142)	(25,126)
Free cash flow	$13,024	$(3,425)	$43,037	$24,017
The adjustment for the impact of restricted cash is primarily related to the DePuy Synthes settlement on January 13, 2016, where we paid $7.9 million and recovered approximately $8.4 million previously set aside for the DePuy Synthes litigation obligation.
Furthermore, the non-GAAP measure of constant currency sales growth is calculated by translating current year sales at the same average exchange rates in effect during the applicable prior year period. We believe constant currency sales growth provides insight to the comparative increase or decrease in period sales, in dollar and percentage terms, excluding the effects of fluctuations in foreign currency exchange rates.

Below is a reconciliation of sales growth as reported in accordance with U.S. GAAP compared to constant currency sales growth for the periods presented.

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	June 30, 2016	June 30, 2015
United States	$124,716	$121,487	2.7%	—	2.7%
International	12,773	12,083	5.7%	$(287)	8.1%
Total sales	$137,489	$133,570	2.9%	$(287)	3.1%

	Six Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	June 30, 2016	June 30, 2015
United States	$252,276	$241,470	4.5%	—	4.5%
International	24,477	23,704	3.3%	$(823)	6.7%
Total sales	$276,753	$265,174	4.4%	$(823)	4.7%
Non-GAAP Adjusted EBITDA, non-GAAP net income, non-GAAP Diluted Earnings Per Share, Free Cash Flow and constant currency sales growth are not calculated in conformity with U.S. GAAP within the meaning of Item 10 of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of non-GAAP Adjusted EBITDA, non-GAAP net income, non-GAAP Diluted Earnings Per Share, Free Cash Flow and constant currency sales growth may differ from that of other companies and therefore may not be comparable. Additionally, we have recast prior periods for non-GAAP net income and non-GAAP Diluted Earnings Per Share.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		Change
(In thousands)	June 30, 2016	June 30, 2015	$
Net cash provided by operating activities	$78,063	$47,831	$30,232
Net cash used in investing activities	(46,931)	(92,304)	45,373
Net cash provided by financing activities	3,939	3,732	207
Effect of foreign exchange rate changes on cash	119	35	84
Increase/(decrease) in cash and cash equivalents	$35,190	$(40,706)	$75,896
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

Cash Provided by Financing Activities
The increase in cash provided by financing activities was due primarily to the increase in the proceeds from the exercise of stock options.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$95,342	$60,152
Short-term marketable securities	229,170	220,877
Long-term marketable securities	65,625	48,762
Total cash, cash equivalents and marketable securities	$390,137	$329,791

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$465,149	$462,108
On July 25, 2016, we entered into an agreement to acquire the international operations and distribution channel of Alphatec Holdings, Inc., a publicly traded orthopedic company (Nasdaq: ATEC) for $80.0 million in cash, subject to certain closing adjustments. The parties expect the closing of the acquisition to occur by October 2016 following satisfaction of the applicable closing conditions.
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2017. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2016, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of June 30, 2016. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
Contractual Obligations and Commitments
Our contractual obligations reflected in Part II, Item 7 of our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have materially changed as a result of a service agreement executed during the six months ended June 30, 2016. The additional undiscounted payment commitments under the service agreement are as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Additional purchase obligations	$11,100	$500	$3,600	$2,400	$4,600

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

Recently Issued Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (i) Recently Issued Accounting Pronouncements” above.
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to successfully integrate the international operations acquired from Alphatec, both in general and on our anticipated timeline, our ability to transition Alphatec’s international customers to Globus Medical products, our ability to realize the expected benefits to our results from the Alphatec acquisition, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), particularly those set forth under “Item 1A, Risk Factors” of the Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit No.	Item

10.1*	Credit Agreement, dated May 3, 2016, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	July 27, 2016	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 27, 2016	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

10.1*	Credit Agreement, dated May 3, 2016, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.