Form 10-Q
period 2016-09-30
GLOBUS MEDICAL INC
filed 2016-11-09
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of October 31, 2016 was 95,825,128 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$90,192	$60,152
Restricted cash	477	26,119
Short-term marketable securities	167,727	220,877
Accounts receivable, net of allowances of $2,694 and $2,513, respectively	86,708	77,681
Inventories	115,606	105,260
Prepaid expenses and other current assets	11,605	7,351
Income taxes receivable	5,895	8,672
Deferred income taxes	—	38,687
Total current assets	478,210	544,799
Property and equipment, net of accumulated depreciation of $159,314 and $139,114, respectively	127,084	114,743
Long-term marketable securities	64,451	48,762
Note receivable	25,000	—
Intangible assets, net	67,438	33,242
Goodwill	110,250	91,964
Other assets	1,015	590
Deferred income taxes	28,295	—
Total assets	$901,743	$834,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,936	$15,971
Accrued expenses	43,287	53,769
Income taxes payable	3,696	763
Business acquisition liabilities, current	4,888	12,188
Total current liabilities	65,807	82,691
Business acquisition liabilities, net of current portion	15,020	21,126
Deferred income taxes	9,013	13,260
Other liabilities	1,784	1,699
Total liabilities	91,624	118,776
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 71,928 and 71,442 shares at September 30, 2016 and December 31, 2015, respectively	72	71
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at September 30, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	207,182	192,629
Accumulated other comprehensive loss	(1,760)	(1,958)
Retained earnings	604,601	524,558
Total equity	810,119	715,324
Total liabilities and equity	$901,743	$834,100
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Sales	$135,651	$136,992	$412,404	$402,166
Cost of goods sold	31,453	32,927	95,703	97,393
Gross profit	104,198	104,065	316,701	304,773

Operating expenses:
Research and development	10,265	9,250	30,889	26,640
Selling, general and administrative	54,207	52,170	161,317	157,439
Provision for litigation	—	27	3,056	433
Amortization of intangibles	884	393	1,673	1,172
Acquisition related costs	1,192	1,550	1,347	2,864
Total operating expenses	66,548	63,390	198,282	188,548

Operating income	37,650	40,675	118,419	116,225

Other income, net
Interest income, net	795	342	1,893	898
Foreign currency transaction gain/(loss)	284	(205)	83	(869)
Other income	126	116	407	318
Total other income, net	1,205	253	2,383	347

Income before income taxes	38,855	40,928	120,802	116,572
Income tax provision	12,628	14,447	40,759	41,389

Net income	$26,227	$26,481	$80,043	$75,183

Earnings per share:
Basic	$0.27	$0.28	$0.84	$0.79
Diluted	$0.27	$0.28	$0.83	$0.78
Weighted average shares outstanding:
Basic	95,739	95,138	95,575	94,970
Dilutive stock options	753	981	829	1,056
Diluted	96,492	96,119	96,404	96,026

Anti-dilutive stock options excluded from weighted average calculation	5,457	3,234	5,378	3,118

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$26,227	$26,481	$80,043	$75,183
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(165)	75	119	103
Foreign currency translation gain/(loss)	141	(124)	79	(184)
Total other comprehensive income/(loss)	(24)	(49)	198	(81)
Comprehensive income	$26,203	$26,432	$80,241	$75,102

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$80,043	$75,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,536	17,669
Amortization of premium on marketable securities	3,067	2,352
Write-down for excess and obsolete inventories	6,919	7,122
Stock-based compensation expense	8,437	6,935
Excess tax benefit related to nonqualified stock options	(1,484)	(1,973)
Allowance for doubtful accounts	320	957
Change in deferred income taxes	(1,356)	(4,115)
(Increase)/decrease in:
Restricted cash	25,642	(2,015)
Accounts receivable	3,111	(3,468)
Inventories	(6,609)	(16,998)
Prepaid expenses and other assets	7,332	(1,368)
Increase/(decrease) in:
Accounts payable	(3,426)	(2,812)
Accounts payable to related-party	—	(5,359)
Accrued expenses and other liabilities	(30,178)	6,042
Income taxes payable/receivable	6,643	(275)
Net cash provided by operating activities	119,997	77,877

Cash flows from investing activities:
Purchases of marketable securities	(223,623)	(207,407)
Maturities of marketable securities	211,138	131,318
Sales of marketable securities	47,109	46,064
Purchases of property and equipment	(26,701)	(36,606)
Issuance of note receivable	(25,000)	—
Acquisition of businesses, net of cash acquired	(76,068)	(48,513)
Net cash used in investing activities	(93,145)	(115,144)

Cash flows from financing activities:
Payment of business acquisition liabilities	(400)	(900)
Proceeds from exercise of stock options	4,428	4,313
Excess tax benefit related to nonqualified stock options	1,484	1,973
Net cash provided by financing activities	5,512	5,386

Effect of foreign exchange rate on cash	(2,324)	117

Net increase/(decrease) in cash and cash equivalents	30,040	(31,764)
Cash and cash equivalents, beginning of period	60,152	82,265
Cash and cash equivalents, end of period	$90,192	$50,501

Supplemental disclosures of cash flow information:
Interest paid	23	9
Income taxes paid	$37,009	$45,955
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
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three- and nine- month periods presented. The results of operations for any interim period are not indicative of results for the full year. Certain reclassifications have been made to prior period statements to conform to the current year presentation.
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
(e) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the DePuy Synthes and Bianco litigation. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. On January 13, 2016, we settled our litigation with DePuy Synthes and made a payment of $7.9 million and recovered approximately $8.4 million related to that settlement shortly thereafter. As of September 30, 2016, we have $0.5 million of restricted cash remaining related to the Bianco matter. See “Note 13. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of September 30, 2016. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
NOTE 2. ACQUISITIONS
Alphatec International
On September 1, 2016 (the “Closing Date”), Globus Medical Ireland, Ltd. (“Globus Ireland”), a private limited company existing under the laws of Ireland and an indirect wholly-owned subsidiary of Globus, acquired from Alphatec Holdings, Inc., a Delaware corporation (“Alphatec”) (i) substantially all of the assets and certain liabilities of Alphatec’s subsidiaries in the United Kingdom, Italy, the Netherlands, Germany and Hong Kong and (ii) all of the outstanding equity interests of Alphatec’s subsidiaries in Japan, Brazil, China, Singapore and Australia (“Alphatec International”) pursuant to a Purchase and Sale Agreement entered into on July 25, 2016 (the “Purchase Agreement” and the “Acquisition”). The aggregate consideration for the transaction was approximately $80.1 million in cash, subject to customary adjustment after closing for certain working capital items as provided in the Purchase Agreement.
In addition, in connection with the Acquisition, Globus Ireland entered into a supply agreement with Alphatec, pursuant to which Alphatec will supply products to Globus Ireland and its newly-acquired subsidiaries for up to five years after the Closing Date.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We accounted for the acquisition under the purchase method of accounting, and as a result, recorded preliminary goodwill of approximately $18.3 million. The results of operations of Alphatec International have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on preliminary purchase price allocations and on certain management judgments. These preliminary allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. The final purchase price allocations will be completed after we finalize our third-party appraisal, review all available data, and complete our own internal assessments. We expect to complete our final purchase price allocations in early 2017. Any additional adjustments resulting from finalization of the purchase price allocations for Alphatec International will affect the amount assigned to goodwill. Based on our preliminary purchase price allocations, we estimate that $2.4 million of the goodwill from this acquisition is deductible for tax purposes.
As of September 30, 2016, we recorded the following preliminary purchase price allocation for the identifiable tangible and intangible assets and liabilities of Alphatec International:

(In thousands)
Consideration:
Cash paid at closing	$80,000
Preliminary working capital adjustment	78
Fair value of consideration	$80,078

Identifiable assets acquired and liabilities assumed:
Cash acquired	$4,010
Accounts receivable	12,402
Inventory	10,839
Customer relationships	38,800
Property and equipment	5,848
Deferred tax assets	1,193
Other assets	6,620
Accounts payable and accrued expenses	(8,907)
Deferred tax liabilities	(9,013)
Total identifiable net assets	61,792

Goodwill	18,286
Total allocated purchase price	$80,078
The following unaudited pro forma information is based on our historical data and our assumptions for consolidated results of operations, and gives effect to our acquisition of Alphatec International as if the acquisition had occurred on January 1, 2015. These unaudited pro forma results include adjustments having a continuing impact on our consolidated statements of income. These adjustments primarily consist of: adjustments to the fair value of inventory, adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangibles, interest income and adjustments to tax expense based on consolidated pro forma results. These results have been prepared using assumptions our management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2015, and are not necessarily indicative of the results that may be

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

achieved in the future, including but not limited to operating synergies that we may realize as a result of the acquisition.

	Three Months Ended		Nine Months Ended
(pro forma, in thousands, except per share amounts)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net sales	$143,577	$150,400	$444,109	$442,391
Net income	27,393	26,613	84,101	77,448

Earnings per share:
Basic	$0.29	$0.28	$0.89	$0.82
Diluted	$0.28	$0.28	$0.88	$0.81
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
NOTE 3. NOTE RECEIVABLE
On September 1, 2016, in connection with the Acquisition, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Alphatec and Alphatec Spine, Inc. (“Alphatec Spine” and together with Alphatec, the “Alphatec Borrowers”), pursuant to which we made available to the Alphatec Borrowers a senior secured term loan facility in an amount not to exceed $30.0 million. On the Closing Date, we made an initial loan of $25.0 million and the Alphatec Borrowers issued a note for such amount to us.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Credit Agreement contains customary operational and financial covenants, including a fixed charge coverage ratio to be maintained by the Alphatec Borrowers, and provides us with a security interest in all of the assets of the Alphatec Borrowers. The Credit Agreement has a scheduled maturity date five years from the Closing Date. The term loan interest rate for the first two years following the Closing Date will be priced at the London Interbank Offered Rate (“LIBOR”) plus 8.0%, subject to a 9.5% floor. The term loan interest rate thereafter will be LIBOR plus 13.0%.
Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest payments will not be collected according to the note agreement. As of September 30, 2016, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.
NOTE 4. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		September 30, 2016
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$21,089	$—	$21,089
Supplier network	10.0	4,000	(767)	3,233
Customer relationships & other intangibles	6.8	44,325	(3,633)	40,692
Patents	16.1	3,035	(611)	2,424
Total intangible assets		$72,449	$(5,011)	$67,438

		December 31, 2015
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(467)	3,533
Customer relationships & other intangibles	7.3	5,525	(2,384)	3,141
Patents	17.0	2,495	(487)	2,008
Total intangible assets		$36,580	$(3,338)	$33,242

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		September 30, 2016
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$109,539	$3	$(56)	$109,486
Corporate debt securities	Less than 1	44,222	15	(5)	44,232
Commercial paper	Less than 1	13,465	2	(1)	13,466
Asset-backed securities	Less than 1	543	—	—	543
Total short-term marketable securities		$167,769	$20	$(62)	$167,727

Long-term:
Municipal bonds	1-2	$24,174	$6	$(36)	$24,144
Corporate debt securities	1-2	20,938	61	—	20,999
Asset-backed securities	1-2	14,294	16	—	14,310
Securities of U.S. government-sponsored agencies	1-2	5,002	—	(4)	4,998
Total long-term marketable securities		$64,408	$83	$(40)	$64,451

		December 31, 2015
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$108,402	$15	$(81)	$108,336
Corporate debt securities	Less than 1	53,759	2	(57)	53,704
Commercial paper	Less than 1	42,149	3	(1)	42,151
Securities of U.S. government-sponsored agencies	Less than 1	14,511	4	(4)	14,511
Asset-backed securities	Less than 1	2,175	—	—	2,175
Total short-term marketable securities		$220,996	$24	$(143)	$220,877

Long-term:
Municipal bonds	1-2	$18,508	$—	$(25)	$18,483
Corporate debt securities	1-2	12,033	—	(25)	12,008
Asset-backed securities	1-2	18,294	—	(23)	18,271
Total long-term marketable securities		$48,835	$—	$(73)	$48,762
NOTE 6. FAIR VALUE MEASUREMENTS
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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	September 30, 2016	Level 1	Level 2	Level 3
Assets
Cash equivalents	$11,947	$4,247	$7,700	$—
Municipal bonds	133,630	—	133,630	—
Corporate debt securities	65,231	—	65,231	—
Commercial paper	13,466	—	13,466	—
Asset-backed securities	14,853	—	14,853	—
Securities of U.S. government-sponsored agencies	4,998	—	4,998	—

Liabilities
Contingent consideration	19,678	—	—	19,678

	Balance at
(In thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents	$12,700	$1,701	$10,999	$—
Municipal bonds	126,819	—	126,819	—
Corporate debt securities	65,712	—	65,712	—
Commercial paper	42,151	—	42,151	—
Asset-backed securities	20,446	—	20,446	—
Securities of U.S. government-sponsored agencies	14,511	—	14,511	—

Liabilities
Contingent consideration	26,617	—	—	26,617
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
The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at
(In thousands)	September 30, 2016	Valuation technique	Unobservable input	Range
			Discount rate	3.1%	-	8.5%
Revenue-based payments	$15,047	Discounted cash flow	Probability of payment	87.0%	-	97.5%
			Projected year of payment	2017	-	2029

			Discount rate	5.3%	-	13.5%
Milestone-based payments	$4,631	Discounted cash flow	Probability of payment	80.0%	-	100.0%
			Projected year of payment	2016	-	2020
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance	$22,531	$25,534	$26,617	$24,335
Contingent payments	(2)	—	(5,003)	(3)
Non-cash settlement of certain contingent consideration	(3,110)	—	(4,632)	—
Changes in fair value of contingent consideration	259	1,422	2,696	2,624
Ending balance	$19,678	$26,956	$19,678	$26,956

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7. INVENTORIES

(In thousands)	September 30, 2016	December 31, 2015
Raw materials	$14,593	$12,308
Work in process	9,224	7,091
Finished goods	91,789	85,861
Total inventories	$115,606	$105,260
NOTE 8. ACCRUED EXPENSES

(In thousands)	September 30, 2016	December 31, 2015
Compensation and other employee-related costs	$21,429	$21,151
Legal and other settlements and expenses	1,927	13,617
Accrued non-income taxes	7,338	6,808
Royalties	4,099	6,787
Other	8,494	5,406
Total accrued expenses	$43,287	$53,769
NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2017. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2016, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
September 30, 2016	71,928,115	23,877,556	95,805,671
December 31, 2015	71,442,166	23,877,556	95,319,722
The following table summarizes changes in total equity:

Nine Months Ended
(In thousands)	September 30, 2016
Total equity, beginning of period	$715,324
Net income	80,043
Stock-based compensation cost	8,642
Exercise of stock options	4,428
Excess tax benefit of nonqualified stock options	1,484
Other comprehensive income	198
Total equity, end of period	$810,119
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2015	$(119)	$(1,839)	$(1,958)
Other comprehensive income before reclassifications	95	79	174
Amounts reclassified from accumulated other comprehensive income, net of tax	24	—	24
Other comprehensive income, net of tax	119	79	198
Accumulated other comprehensive loss, net of tax, at September 30, 2016	$—	$(1,760)	$(1,760)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2014	$(64)	$(1,593)	$(1,657)
Other comprehensive income/(loss) before reclassifications	100	(184)	(84)
Amounts reclassified from accumulated other comprehensive income, net of tax	3	—	3
Other comprehensive income/(loss), net of tax	103	(184)	(81)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2015	$39	$(1,777)	$(1,738)
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
As of September 30, 2016, pursuant to the 2012 Plan, there were 12,008,266 shares of Class A Common stock reserved and 5,057,807 shares of Class A Common stock available for future grants.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted average grant date per share fair value	$7.40	$8.23	$7.76	$8.73

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity during the nine months ended September 30, 2016 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2015	6,677	$19.14
Granted	1,822	24.80
Exercised	(486)	9.19
Forfeited	(484)	22.79
Outstanding at September 30, 2016	7,529	$20.92	7.6	$23,516
Exercisable at September 30, 2016	3,398	$16.79	6.2	$22,398
Expected to vest at September 30, 2016	4,131	$24.31	8.8	$1,118
The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Intrinsic value of stock options exercised	$2,760	$2,757	$7,386	$8,696

Stock-based compensation expense	$2,747	$2,266	$8,437	$6,935
Net stock-based compensation capitalized into inventory	65	140	205	140
Total stock-based compensation cost	$2,812	$2,406	$8,642	$7,075
As of September 30, 2016, there was $29.5 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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
The following table provides a summary of our effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Effective income tax rate	32.5%	35.3%	33.7%	35.5%
The period over period change in the effective income tax rate for the three months and nine months ended is due primarily to ongoing benefits related to the reorganization of our domestic legal structure to better align our business operations. Additionally, for the nine months ended September 30, 2016, these

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

benefits are partially offset by a one-time impact to deferred tax assets as it relates to the domestic reorganization.
NOTE 13. COMMITMENTS AND CONTINGENCIES
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Flexuspine, Inc. Litigation
On March 11, 2015, Flexuspine, Inc. filed suit against us in the U.S. District Court for the Eastern District of Texas for patent infringement. Flexuspine, Inc. alleged that Globus willfully infringed one or more claims of five patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, and ALTERA® products. Flexuspine sought an unspecified amount in damages and injunctive relief. On August 19, 2016, the jury returned a verdict in our favor finding no infringement of the asserted patents by the CALIBER®, CALIBER®-L, and ALTERA® products. On November 1, 2016, plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.
Stern Litigation
On February 17, 2016, Joseph D. Stern filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Stern alleges that Globus willfully infringes one or more claims of three patents by making, using, offering for sale or selling the Xtend® products. On October 10, 2016, Stern amended the accused products to further include our Providence®, VIP®, Unify®, and Assure® products. Stern seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Silverstein Litigation
On September 28, 2015, a putative securities class action lawsuit was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. Plaintiff in the lawsuit purported to represent a class of our stockholders who purchased shares between February 26, 2014 and August 5, 2014. The complaint purported to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and sought damages in an unspecified amount, attorney’s fees and other relief. This matter was dismissed with prejudice on August 26, 2016. On September 9, 2016, plaintiff’s motion for reconsideration was denied, and on September 13, 2016 plaintiff filed an appeal in the United States Court of Appeals for the Third Circuit.
In addition, we are subject to legal proceedings arising in the ordinary course of business.
NOTE 14. RELATED-PARTY TRANSACTIONS
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
United States	$120,473	$125,670	$372,749	$367,140
International	15,178	11,322	39,655	35,026
Total sales	$135,651	$136,992	$412,404	$402,166

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Innovative Fusion	$68,498	$72,490	$207,985	$214,431
Disruptive Technology	67,153	64,502	204,419	187,735
Total sales	$135,651	$136,992	$412,404	$402,166
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
During the nine months ended September 30, 2016, (which includes the results since the acquisition date of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec International,” see Recent Developments below)), our international sales accounted for approximately 10% of our total sales. We sell our products in 43 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Recent Developments
On September 1, 2016, we acquired the international operations and distribution channel of Alphatec Holdings, Inc., a publicly traded orthopedic company (Nasdaq: ATEC) for $80.1 million in cash, subject to certain closing adjustments (see “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 2. Acquisitions”).
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
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, includes a two-year suspension on the medical device excise tax, effective January 1, 2016. The 2.3% tax on sales in the United States of certain medical devices by a manufacturer, producer or importer was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013. Without further legislative action, the tax will be automatically reinstated for certain medical device sales in the United States starting on January 1, 2018. We incurred $6.0 million for this medical device excise tax for the nine months ended September 30, 2015. We plan to redirect approximately 40% of this benefit into increased job creation initiatives in research and development and manufacturing in 2016.
Results of Operations
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Innovative Fusion	$68,498	$72,490	$(3,992)	(5.5)%
Disruptive Technology	67,153	64,502	2,651	4.1%
Total sales	$135,651	$136,992	$(1,341)	(1.0)%
The growth in Disruptive Technology of $2.7 million was due primarily to sales of expandable interbody products, minimally invasive and regenerative biologics products launched during the past three years. Innovative Fusion sales decreased by $4.0 million as a result of U.S. sales force recruitment timing and onboarding as well as pricing pressure.

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
United States	$120,473	$125,670	$(5,197)	(4.1)%
International	15,178	11,322	3,856	34.1%
Total sales	$135,651	$136,992	$(1,341)	(1.0)%
In the United States, the decrease in sales of $5.2 million was due primarily to sales force recruitment timing and onboarding as well as pricing pressure.
Internationally, the increase in sales of $3.9 million was due primarily to Alphatec International sales. On a constant currency basis, our international sales grew $4.3 million, or by 38.0%, due to expansion into new international territories and higher sales of our expandable interbody products. Our worldwide sales decreased 0.7% on a constant currency basis.

Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Cost of goods sold	$31,453	$32,927	$(1,474)	(4.5)%
Percentage of sales	23.2%	24.0%
The decrease in cost of goods sold was due primarily to the two year moratorium on the medical device excise tax (“MDET”), which began on January 1, 2016. The savings impact of MDET moratorium for the quarter was $2.5 million. In addition, lower manufacturing costs were due to approximately $1.1 million in savings realized from the impact of Branch Medical Group (“BMG”).
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Research and development	$10,265	$9,250	$1,015	11.0%
Percentage of sales	7.6%	6.8%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group, for furthering research activities and developing new innovative products. A portion of this increase was funded by the suspension of MDET.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Selling, general and administrative	$54,207	$52,170	$2,037	3.9%
Percentage of sales	40.0%	38.1%
The increase in selling, general and administrative expenses is due to increases related to the additional volume from Alphatec International acquisition along with increases in legal expenses, depreciation and other costs.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Provision for litigation	$—	$27	$(27)	(100.0)%
Percentage of sales	—%	—%
The decrease in the provision for litigation, which includes settlement and verdict costs, was nominal during the current quarter.

Amortization of Intangibles

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Amortization of intangibles	$884	$393	$491	124.9%
Percentage of sales	0.7%	0.3%
The increase in the amortization of intangibles is due to primarily due to the customer relationships acquired as part of the Alphatec International acquisition.
Acquisition Related Costs

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Acquisition related costs	$1,192	$1,550	$(358)	(23.1)%
Percentage of sales	0.9%	1.1%
The decrease in acquisition related costs is due primarily to the avoidance of current year quarter costs resulting from the non-cash settlement of certain business acquisition liabilities during the second quarter of this year.
Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Other income, net	$1,205	$253	$952	376.3%
Percentage of sales	0.9%	0.2%
The increase in other income, net, was due to increases in interest income along with decreases in foreign exchange transaction losses during the current quarter.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Income tax provision	$12,628	$14,447	$(1,819)	(12.6)%
Effective income tax rate	32.5%	35.3%
The change in the effective income tax rate between the current year and prior year periods is due primarily to ongoing benefits related to the reorganization of our domestic legal structure to better align our business operations.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Innovative Fusion	$207,985	$214,431	$(6,446)	(3.0)%
Disruptive Technology	204,419	187,735	16,684	8.9%
Total sales	$412,404	$402,166	$10,238	2.5%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $16.7 million was due primarily to sales of expandable interbody products, minimally invasive and regenerative biologics products launched during the past three years. Innovative Fusion sales decreased by $6.4 million as a result of U.S. sales force recruitment timing and onboarding and pricing pressure.

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
United States	$372,749	$367,140	$5,609	1.5%
International	39,655	35,026	4,629	13.2%
Total sales	$412,404	$402,166	$10,238	2.5%
In the United States, the increase in sales of $5.6 million was due primarily to increased penetration in existing territories. We saw higher sales in Disruptive Technology and certain Innovative Fusion products, led by sales of expandable interbody products, regenerative biologics and pedicle screw systems.
Internationally, the increase in sales of $4.6 million was due primarily to Alphatec International sales. On a constant currency basis, our international sales grew $5.9 million, or by 16.8%. Our worldwide sales increased 2.9% on a constant currency basis.
Cost of Goods Sold

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Cost of goods sold	$95,703	$97,393	$(1,690)	(1.7)%
Percentage of sales	23.2%	24.2%
The decrease in cost of goods sold was due primarily to the two year moratorium on the MDET which began on January 1, 2016. The savings impact of MDET moratorium for the nine months ended September 30, 2016 was approximately $6.5 million. In addition, we recognized approximately $3.0 million in savings due to the impact of BMG. These variances were offset partially by increased sales volume and mix of approximately $2.8 million and increased inventory reserves and write offs of $2.2 million.
Research and Development Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Research and development	$30,889	$26,640	$4,249	15.9%
Percentage of sales	7.5%	6.6%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group and other costs,

for furthering research activities and developing new innovative products. A portion of this increase was funded by the suspension of MDET.
Selling, General and Administrative Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Selling, general and administrative	$161,317	$157,439	$3,878	2.5%
Percentage of sales	39.1%	39.1%
The increase in selling, general and administrative expenses resulted primarily from an increase of $2.4 million related to increased compensation and other costs to support increased sales volume and company growth, including the Alphatec International acquisition, along with an increase in depreciation of $0.8 million.
Provision for Litigation

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Provision for litigation	$3,056	$433	$2,623	605.8%
Percentage of sales	0.7%	0.1%
The increase in the provision for litigation, which includes settlement and verdict costs, was due to the settlements of the Bonutti and other litigations during the nine months ended September 30, 2016.
Amortization of Intangibles

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Amortization of intangibles	$1,673	$1,172	$501	42.7%
Percentage of sales	0.4%	0.3%
The increase in the amortization of intangibles is due to primarily due to the customer relationships acquired as part of the Alphatec International acquisition.
Acquisition Related Costs

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Acquisition related costs	$1,347	$2,864	$(1,517)	(53.0)%
Percentage of sales	0.3%	0.7%
The decrease in acquisition related costs is due primarily to the non-cash settlement of certain business acquision liabilities during the second quarter of this year.

Other Income, Net

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Other income, net	$2,383	$347	$2,036	586.7%
Percentage of sales	0.6%	0.1%
The increase in other income, net is due primarily to increases in interest income, along with decreases in foreign exchange transaction losses.
Income Tax Provision

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2016	September 30, 2015	$	%
Income tax provision	$40,759	$41,389	$(630)	(1.5)%
Effective income tax rate	33.7%	35.5%
The change in the effective income tax rate between the current year and prior year periods is due primarily to ongoing benefits related to the reorganization of our domestic legal structure to better align our business operations. These benefits for the period ending June 30, 2016 are partially offset by a one-time impact to deferred tax assets as it relates to the domestic reorganization.
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, and acquisition related costs, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related costs represents the change in fair value of business acquisition related contingent consideration; costs related to integrating recently acquired businesses including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition related professional fees.

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income	$26,227	$26,481	$80,043	$75,183
Interest income, net	(795)	(342)	(1,893)	(898)
Provision for income taxes	12,628	14,447	40,759	41,389
Depreciation and amortization	7,838	6,090	21,536	17,669
EBITDA	45,898	46,676	140,445	133,343
Stock-based compensation expense	2,747	2,266	8,437	6,935
Provision for litigation	—	27	3,056	433
Acquisition related costs, COGS	304	—	304	225
Acquisition related costs	1,192	1,550	1,347	2,864
Adjusted EBITDA	$50,141	$50,519	$153,589	$143,800

Net income as a percentage of sales	19.3%	19.3%	19.4%	18.7%
Adjusted EBITDA as a percentage of sales	37.0%	36.9%	37.2%	35.8%
In addition, for the period ended September 30, 2016 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs, and adjusted for the tax effects of such adjustments. We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs, and the tax effects of such adjustments, which we believe is not reflective of underlying business trends.
The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$26,227	$26,481	$80,043	$75,183
Provision for litigation	—	27	3,056	433
Amortization of intangibles	884	393	1,673	1,172
Acquisition related costs	1,496	1,550	1,651	3,089
Tax effect of adjusting items	(776)	(784)	(2,112)	(1,676)
Non-GAAP net income	$27,831	$27,667	$84,311	$78,201

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Nine Months Ended
(Per share amounts)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Diluted earnings per share, as reported	$0.27	$0.28	$0.83	$0.78
Provision for litigation	—	—	0.03	—
Amortization of intangibles	0.01	—	0.02	0.01
Acquisition related costs	0.02	0.02	0.02	0.03
Tax effect of adjusting items	(0.01)	(0.01)	(0.02)	(0.02)
Non-GAAP diluted earnings per share*	$0.29	$0.29	$0.87	$0.81
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$41,934	$30,046	$119,997	$77,877
Adjustment for impact of restricted cash	(10,758)	703	(25,642)	2,015
Purchases of property and equipment	(6,559)	(11,480)	(26,701)	(36,606)
Free cash flow	$24,617	$19,269	$67,654	$43,286
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

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	September 30, 2016	September 30, 2015
United States	$120,473	$125,670	(4.1)%	—	(4.1)%
International	15,178	11,322	34.1%	$(445)	38.0%
Total sales	$135,651	$136,992	(1.0)%	$(445)	(0.7)%

	Nine Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	September 30, 2016	September 30, 2015
United States	$372,749	$367,140	1.5%	—	1.5%
International	39,655	35,026	13.2%	$(1,268)	16.8%
Total sales	$412,404	$402,166	2.5%	$(1,268)	2.9%
Non-GAAP Adjusted EBITDA, non-GAAP net income, non-GAAP Diluted Earnings Per Share, Free Cash Flow and constant currency sales growth are not calculated in conformity with U.S. GAAP within the meaning of Item 10(e) of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of non-GAAP Adjusted EBITDA, non-GAAP net income, non-GAAP Diluted Earnings Per Share, Free Cash Flow and constant currency sales growth may differ from that of other companies and therefore may not be comparable. Additionally, we have recast prior periods for non-GAAP net income and non-GAAP Diluted Earnings Per Share to conform with current period presentation.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		Change
(In thousands)	September 30, 2016	September 30, 2015	$
Net cash provided by operating activities	$119,997	$77,877	$42,120
Net cash used in investing activities	(93,145)	(115,144)	21,999
Net cash provided by financing activities	5,512	5,386	126
Effect of foreign exchange rate changes on cash	(2,324)	117	(2,441)
Increase/(decrease) in cash and cash equivalents	$30,040	$(31,764)	$61,804
Cash Provided by Operating Activities
The increase in net cash provided by operating activities was due primarily to the recovery of a portion of our restricted cash related to the DePuy Synthes settlement on January 13, 2016 and lower inventory purchases. Additionally, in the prior year period, we paid the related-party payable as part of the BMG acquisition.
Cash Used in Investing Activities
The decrease in net cash used in investing activities was due primarily to the current year period decreases in net cash invested in marketable securities, offset partially by the current year period issuance of the note receivable and the year over year increase in amounts paid for acquisition of businesses.
Cash Provided by Financing Activities
The increase in cash provided by financing activities was nominal when compared to the prior year period.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$90,192	$60,152
Short-term marketable securities	167,727	220,877
Long-term marketable securities	64,451	48,762
Total cash, cash equivalents and marketable securities	$322,370	$329,791

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$412,403	$462,108
On September 1, 2016, we acquired the international operations and distribution channel of Alphatec Holdings, Inc., a publicly traded orthopedic company (Nasdaq: ATEC) for $80.1 million in cash, subject to certain closing adjustments.
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2017. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2016, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of September 30, 2016. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Contractual Obligations and Commitments
Our contractual obligations reflected in Part II, Item 7 of our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have materially changed as a result of Alphatec International acquisition. The additional undiscounted payment commitments are as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Additional purchase obligations	$2,213	$2,213	$—	$—	$—
Additional lease obligations	$2,228	$882	$880	$334	$132
Total additional obligations	$4,441	$3,095	$880	$334	$132

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of proceedings, legal actions and claims.  Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 13. Commitments and Contingencies” above.
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

2.1
Purchase and Sale Agreement, dated as of July 25, 2016, by and among Globus Medical Ireland, Ltd., and Alphatec Holdings, Inc.  (incorporated by reference to Exhibit 2.1 of Globus Medical Inc.’s Current Report on Form 8-K filed on July 27, 2016)

2.2
First Amendment to Purchase and Sale Agreement, dated as of September 1, 2016, by and among Globus Medical Ireland, Ltd. and Alphatec Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Globus Medical Inc.’s Current Report on Form 8-K filed on September 2, 2016)

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

GLOBUS MEDICAL, INC.

Dated:	November 9, 2016	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2016	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

2.1
Purchase and Sale Agreement, dated as of July 25, 2016, by and among Globus Medical Ireland, Ltd., and Alphatec Holdings, Inc.  (incorporated by reference to Exhibit 2.1 of Globus Medical Inc.’s Current Report on Form 8-K filed on July 27, 2016)

2.2
First Amendment to Purchase and Sale Agreement, dated as of September 1, 2016, by and among Globus Medical Ireland, Ltd. and Alphatec Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Globus Medical Inc.’s Current Report on Form 8-K filed on September 2, 2016)

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