Form 10-K
period 2016-12-31
GLOBUS MEDICAL INC
filed 2017-03-16
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

 Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2016, as reported on the New York Stock Exchange, was approximately $1.7 billion.

The number of shares outstanding of the registrant’s common stock (par value $0.001 per share) as of February 28, 2017 was 95,972,637 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2016, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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
Item 1. Business
Overview
Globus Medical, Inc. (“Globus,” “we,” “us” or “our”) is a medical device company focused on developing products that promote healing in patients with musculoskeletal disorders. We are currently focused on products to treat patients with spine disorders. We have also developed a robotic surgical navigation device as well as products to treat patients who have experienced orthopedic trauma and expect to begin selling these products in 2017, but development efforts for these products are still ongoing and we currently have no robotic or orthopedic trauma products cleared for sale by the U.S. Food and Drug Administration (“FDA”).
We are an engineering-driven company with a history of rapidly developing and commercializing innovative products and procedures to assist surgeons in effectively treating their patients. Since our inception in 2003, we have launched over 170 products and offer a comprehensive portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.

We continue to devote significant efforts to the development of new and innovative technologies for the treatment of patients with spine disorders. In 2016, those efforts resulted in the launch of seventeen new products.
All of our current products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products comprise fusion products designed to treat a wide variety of spinal disorders for the entire spine and can be used in a variety of surgical approaches. We believe our Innovative Fusion products have features and characteristics that provide advantages for surgeons and potentially contribute to better outcomes for patients as compared to competing traditional fusion products.
We define Disruptive Technologies as those that represent a significant shift in the treatment of spinal disorders by allowing for novel surgical procedures, improvements to existing surgical procedures and/or the treatment of spinal disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help patients avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives, including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products; regenerative biologics technologies; and interventional pain management solutions, including treatments for vertebral compression fractures.
While we group our products into two categories, our products are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer spine surgeons a complete suite of products they can use to most effectively treat their patients, based on the patient’s specific anatomy and condition and the surgeon’s particular training and surgical preference.
On September 1, 2016, we acquired the international operations and distribution channels of Alphatec Holdings, Inc. (“Alphatec”), a publicly traded medical devices company, for $80.1 million in cash, subject to certain closing adjustments (the “Alphatec International Transaction”). This acquisition provides us immediate access to Japan and increased presence and penetration in other key geographies, roughly doubling our international sales. We also acquired a talent pool of international sales professionals as well as an extensive network of international distributors.
We also agreed to extend a 5-year senior secured credit facility of up to $30.0 million to Alphatec to support their working capital needs. Globus intends to offer its own products through the sales channels acquired from Alphatec, but for some period of time we will continue to sell Alphatec products. The Alphatec International transaction included a supply agreement through which Alphatec will supply its products to Globus Medical for up to five years as we seek to transition those customers to Globus products.
Strategy
Our goal is to become the leader in providing innovative solutions to promote healing in patients with musculoskeletal disorders. To achieve this goal, we are employing the following business strategies:

•
Leverage our integrated product development engine. We plan to continue developing new spine products as well as additional robotic and trauma products using our product development engine. We believe our team-oriented approach, active surgeon input and demonstrated product development capabilities position us to maintain a rapid rate of new product launches. We launched seventeen new products in 2016, have over 30 potential new products in various stages of development, and expect to launch approximately five to ten new products in each of the next three years.

•
Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our exclusive U.S. sales force. We expect to continue to increase the number of our direct and distributor sales representatives in the United States to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity. In addition, we have begun to build exclusive sales forces in the U.S. and internationally to support the anticipated launch of our robotics and trauma products.

•
Continue to expand into international markets. In 2016, we significantly increased our international presence through the acquisition of the international operations and distribution channels of Alphatec Holdings, Inc. As of December 31, 2016, we had an existing direct or distributor sales presence in 49 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional products, including our robotics and trauma products, and through the expansion of our international sales force.

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

•
Disruptive Technologies driving earlier interventions and creating an expanded patient base. Newer technology products and procedures are gaining increasing acceptance among patients and surgeons because they allow for novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care, all of which may result in better outcomes for patients. As a result, we expect Disruptive Technologies to drive accelerated growth and increase the size of the addressable patient population for spine surgery.

•
Continued growth of spine procedures worldwide. While the United States comprises approximately 4% of the worldwide population, we believe that approximately one-half of all spine surgeries occur in the United States. We believe that improvements to the standard of care outside of the United States will increase the international demand for spine products.

The Globus Solution
We currently offer over 170 products for the treatment of spine disorders.
Innovative Fusion Products
Our Innovative Fusion products include a range of implant and surgical approach options to treat degenerative, deformity, tumor, and trauma conditions along the entire spine, from the occiput to the sacrum. We believe our products provide advantages over traditional fusion products that may help improve surgical techniques, and may contribute to better outcomes for patients. For example, in 2016 we launched QUARTEX®, our Occipito-Cervico-Thoracic (“OCT”) stabilization system. QUARTEX® was designed to address a number of challenges associated with posterior OCT fusion to aid in easier construct assembly. QUARTEX® features a threading locking cap to enable quick and efficient low-torque single step locking and high angle screw heads that accommodate rods of different diameters. The QUARTEX® system also includes a comprehensive range of instruments, including threaded drivers and streamlined reduction tools. Our Innovative Fusion products also include the Alphatec products we began distributing following the Alphatec International Transaction.
We also launched new additions to the CREO® platform in 2016, including the CREO® 4.75 System, designed to address deformity correction via a minimally invasive thoracoscopic or mini-open anterior approach. The CREO® 4.75 System features streamlined instruments, a unique non-threaded locking cap designed specifically for deformity correction, and an extensive selection of hydroxyapatite coated screws to aid in obtaining bicortical purchase and enhanced fixation.
Disruptive Technologies Products
We believe we are well positioned to capitalize on this higher-growth segment of the spine market given our multiple existing commercialized products and several products in various stages of development. We have a broad, comprehensive product portfolio and pipeline of Disruptive Technologies, including our expandable cages, MIS, motion preservation, and regenerative biologics technologies, as well as interventional pain management solutions.
Globus markets an innovative line of expandable interbody fusion devices designed to be inserted at a minimized height and then expanded during surgery to obtain optimal fit between vertebral bodies. This expandability feature allows for restoration of height following disc removal while easing insertion into the disc space, helping to reduce trauma to the vertebral endplates as well as the surrounding tissue.
Our MIS products enable a surgeon to perform a procedure less invasively to minimize tissue disruption and maximize native anatomy, which may lead to better patient recovery and fewer approach-related complications. For example, COALITION MIS™, a 2016 addition to our COALITION® line of cervical interbody fusion devices, is an integrated plate-spacer designed to deliver fixation in fewer procedural steps through a less invasive surgical corridor than traditional integrated spacers. COALITION MIS™ is compatible with both anchors and screws, providing multiple intraoperative options for securing the spacer to the vertebral bodies. In addition, the innovative instrumentation for COALITION MIS™ allows the introduction of both the spacer and the screws or anchors into the disc space through an access window approximately the same size as the spacer itself. INDEPENDENCE MIS™, also introduced in 2016, is an integrated plate-spacer similar to COALITION MIS™ but designed for the lumbar spine. We offer a variety of additional innovative fixation options including plates and pedicle screw systems designed for minimally invasive insertion.
Similarly, other Disruptive Technology products include our motion preservation offerings, such as SECURE®-C, SECURE®-CR and SECURE®-C3, which are next-generation cervical arthroplasty devices that allow segmental motion, are semi-constrained, and provide alternatives to fusion in the treatment of degenerative conditions.
Regenerative biologics products, including bioactive glass-based KINEX® and SIGNIFY™ bone void fillers and CONDUCT® ceramic-collagen, are well suited for pelvic/extremity and posterolateral spinal fusion procedures. ViaSorb™ Cubes and Strips, launched in 2016, are demineralized cancellous sponges that provide a natural osteoconductive scaffold with unique compressive capabilities that facilitate packing into bony voids and within allograft spacers. The porous structure of ViaSorb™ Sponges allows for adsorption of osteogenic cells from autologous bone marrow aspirate.
Emerging Technologies Products
In January 2017 we announced our European Conformity mark (“CE mark”) of Excelsius GPS™, a system providing robotic trajectory guidance and navigation. The Excelsius GPS™ technology supports both minimally invasive and open orthopedic and neurosurgical procedures, with applications ranging from the cervical spine to the sacroilium, long bones and cranium. Excelsius GPS™ integrates with Globus implants and instruments and is compatible with pre-operative CT, intra-operative CT and fluoroscopic imaging modalities. The system is designed to minimize radiation exposure, streamline workflow, and reproducibly assist in implant placement. Excelsius GPS™ is currently not cleared for sale in the United States.

We have also developed products to treat patients who have experienced orthopedic trauma and expect to begin selling these products in 2017, although development efforts for these products are still ongoing and we currently have no orthopedic trauma products with CE marking or cleared for sale by the FDA.

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
The markets in which we operate are subject to rapid technological advancements. We must constantly improve existing products and introduce new products in order to continue to succeed. Accordingly, we have made significant investments in our product development and research capabilities. For the years ended December 31, 2016, 2015 and 2014, we spent $44.5 million, $36.3 million and $31.2 million, respectively, including costs from our Emerging Technologies group, on research and development.
Sales and Marketing
We market and sell our products through our exclusive global sales force. As of December 31, 2016, we had a direct or distributor sales presence in the United States and in 49 countries outside the United States. We expect to continue to increase the number of our direct and distributor sales representatives, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.
Our sales representatives are present in the operating room during most surgeries in the United States and in many, but not all, of the other countries in which our products are sold. These representatives have the responsibility to confirm that all of the items needed in the surgery are available and are provided sterile or are capable of being sterilized at the hospital. Various sizes and quantities of implants are made available to be able to satisfy varying surgical requirements and patient anatomy, along with numerous surgical instruments and cases needed to safely perform the surgery and implantation. As products are used in surgeries, replacement items are shipped to our sales representatives and hospitals to replenish their supply.
All of our independent distributors are compensated solely on commission. Most of our new direct sales representatives start with a compensation arrangement that is largely based on salary. Our goal is to have members of our direct sales force move toward a compensation model based solely on commission as they become familiar with our products and drive higher sales.
We are in the process of building exclusive sales forces for our robotic surgical navigation and orthopedic trauma businesses and expect to expand those teams in the U.S. and internationally in 2017 as we grow closer to commercializing products in these areas.

Advancement of Spine Care
We are committed to the advancement of spine care through our support of numerous educational and research programs geared towards spine surgeons, such as:

•	national and regional educational courses;

•	intensive hands-on cadaveric training on new products and new techniques;

•	research collaboration and support;

•	educational support; and

•	fellowship support.
Globus devotes significant resources to training and educating surgeons in the safe and effective use of our products and techniques. To that end, we have made significant investments in the creation, staffing and program offerings of our Musculoskeletal Education and Research Center (“MERC”). Through MERC, educational and training programs are offered at our modern bioskills laboratory and 100 person lecture facility, and through regionally-based didactic education and cadaveric bioskills training programs at off-site facilities.
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
Globus has a strong commitment to research performed in conjunction with surgeons from around the world as well as research opportunities in collaboration with leading academic institutions. Supported by a large, focused research team, these efforts range from basic biomechanical testing conducted internally with our six degrees of freedom machine to support of major clinical outcomes studies. We are committed to providing the spine surgeon community with high quality research to support the new surgical techniques and novel product designs that we develop.
Competition
We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive. Alphatec Spine, Orthofix International, Zimmer Biomet, K2M and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain regulatory clearance or approvals for competing products more rapidly than we can.
We compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business.

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. The markets we compete in are intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully depends on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement, and are safer, less invasive and more effective than alternatives available for similar purposes. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.
Manufacturing and Supply
We have greatly expanded our dedicated in-house implant manufacturing capabilities. A significant portion of our implant products is manufactured in our facilities in Eagleville, Pennsylvania. Most of our regenerative biologics products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania.
However, most of our products are generally manufactured through a network of over 100 third-party suppliers. Our suppliers utilize high precision, computer-aided manufacturing equipment to manufacture our products. We have focused on developing a strong supplier base as part of our manufacturing strategy. Our relationship with our suppliers enables significant interaction between our design engineers and project managers and the suppliers’ engineers and schedulers to work through issues arising during the entire product development cycle. Many of our suppliers are domestic, which affords our engineers and other members of our product development team the opportunity to work closely with them to commercialize our products.
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
As of December 31, 2016, we owned 548 issued U.S. patents (533 utility patents; 15 design patents) and had applications pending for 443 U.S. patents (442 utility patents; 1 design patent), and we owned 140 issued foreign patents and had applications pending for 220 foreign patents. Our issued patents expire between November 2019 and July 2035.
Our trademark portfolio contains 180 registered trademarks and 53 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.
Third-Party Coverage and Reimbursement
We expect that, in the future, sales volumes and prices of our spinal implant and orthopedic trauma products may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as state and federal programs including Medicare, Medicaid and Worker’s Compensation as well as private insurance plans including Blue Cross Blue Shield plans and commercial insurers. Reimbursement is dynamic and is contingent on coding for given services or procedures, coverage by third-party payors, and adequate payment for the services or procedures.
Physicians use Current Procedural Terminology (“CPT®”) codes to bill for services and procedures, which are established by the American Medical Association (“AMA”). Specialty societies such as the North American Spine Society, the American Association of Neurological Surgeons, and the American Academy of Orthopaedic Surgeons provide advice to the AMA CPT® Editorial Panel for developing codes. The availability of existing codes to bill for services and procedures may impact the adoption of technology. For example, the deletion of the CPT® code to report spine cages and subsequent addition of three new CPT® codes, two of which include integral anterior instrumentation, may impact the type of devices used by physicians to perform spine procedures.
The Centers for Medicare and Medicaid Services (“CMS”) and the National Center for Health Statistics are jointly responsible for overseeing changes and modifications to International Classification of Diseases, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”) procedure codes used by physicians for reporting diagnosis(es) and hospitals for reporting inpatient procedures. ICD-10-CM/PCS was implemented in the U.S. on October 1, 2015. This represents the first major coding change for ICD coding in over 30 years. The granularity and specificity of the new ICD-10-CM/PCS coding system may impact reimbursement in the future, particularly hospital inpatient reimbursement. Physician and hospital coding is subject to change, which could impact coverage and reimbursement and thus potentially impact physician practice behavior.
Independent of coding status, third-party payors may deny coverage based on their own criteria. Payor medical policies continue to become more restrictive. Payors may deem the clinical efficacy of a device or procedure to be experimental or investigational, not the most cost-effective treatment available, or used for an unapproved indication. For example, Aetna’s Clinical Policy Bulletin for invasive back pain procedures includes an Appendix which lists covered and non-covered spine devices by brand name and manufacturer. Aetna continues to revise its policy to include devices as covered and non-covered. Aetna considers “expandable” cages to be covered for only limited indications (e.g., L5-S1 fusions). Additionally, many private payors use coverage decisions and payment amounts established by CMS for the Medicare program as guidelines in setting their coverage and reimbursement policies. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and local coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. We will continue to provide the appropriate resources to patients, physicians, hospitals, and insurers in order to promote the best patient care, provide clarity regarding coverage and reimbursement policies, and work to reverse any non-coverage policies.
For federal/state programs, such as Medicaid, coverage and reimbursement differ from state to state. Some state Medicaid programs may not reimburse an adequate amount for the procedures performed with our products, if any payment is made at all. In addition, state-level worker’s compensation coverage and reimbursement vary from state to state. Payment by Medicare and other third-party payors may not be adequate to cover the cost of medical devices used in spine procedures. Additionally, more spine procedures are being performed in the hospital outpatient and ambulatory surgery center settings, in part due to innovation. Reimbursement levels in these settings are typically lower than for the hospital inpatient setting and may not be adequate to cover the cost of innovative and novel medical devices.
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
We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party coverage and reimbursement will be available or adequate, or that future legislation, regulation, coding or coverage and reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis.
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
FDA’s Pre-Market Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the United States requires either 510(k) clearance, clearance of a de novo classification petition, or a pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low or moderate risk are placed in either Class I or II. Unless classified as exempt from pre-market notification, Class I and II devices generally require the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, which typically requires approval of a PMA application. For certain Class III devices that present low to moderate risk, a risk-based classification determination can be requested in accordance with the de novo petition process, under which the FDA may determine that the product can be appropriately regulated as a Class I or II device. Both 510(k) pre-market notification and PMAs are subject to the payment of user fees, paid at the time of submission for FDA review. Future legislation may impose user fees for the submission of de novo classification petitions. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
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
FDA Enforcement
The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	untitled letters or warning letters;

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) or de novo clearance or PMA of new products;

•	withdrawing 510(k) clearance or PMAs that are already granted;

•	refusal to grant export approval of our products; and

•	criminal prosecution.
We are subject to unannounced device inspections by the FDA, the Office of Compliance, the Center for Devices and Radiological Health, and the Center for Biologics Evaluation and Research, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal tissue licensing regulations. These inspections may include our suppliers’ facilities.
International
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area (“EEA”) requires a CE mark in order to market medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval. Other countries, such as Brazil, Canada and Japan, require separate regulatory filings.
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
Employees
As of December 31, 2016, we had over 1,400 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. Our employees are not subject to a collective bargaining agreement except in a single market outside the U.S., and we consider our relationship with our employees to be good.
Properties
Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research and manufacturing facilities in Texas and also own a distribution center in Heerlen, Netherlands to support our international operations. We maintain sales and administrative offices in twenty-five additional countries, all of which are leased.
Financial Information
For financial information about our business segment and the geographic areas in which we derive revenues, see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 18. Segment and Geographic Information” below.

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
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. Hospitals, however, are increasingly involved in the evaluation of products and product purchasing decisions. In order for us to sell our products, we must convince spine surgeons and hospitals that our products are attractive alternatives to competing products for use in spine procedures. Acceptance of our products depends on educating spine surgeons and hospitals as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training spine surgeons in the proper application of our products. If we are not successful in convincing spine surgeons and hospitals of the merit of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or profitability.

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
We cannot be certain that under current and future payment systems, such as those utilized by Medicare and in many private managed care systems, the cost of our products will be adequately incorporated into the overall cost of the procedure. Therefore, we cannot be certain that the procedures performed with our products will be reimbursed at a sufficiently profitable level, or at all.
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
The spine industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive. Alphatec Spine, Orthofix International, Zimmer Biomet, K2M and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.
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
Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, product seizures, suspension or withdrawal of FDA clearance or approval, and significant legal liability or harm to our business reputation.
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
In the near future we expect to introduce a robotic surgical navigation device as well as products to treat patients who have experienced orthopedic traumas.  We have no prior experience marketing these new products, and we will need to convince a new audience of surgeons and hospital personnel that these products are attractive alternatives to competing products for use in applicable procedures. If we are unable to launch these new products, either in a timely fashion or at all, or we are not successful in convincing surgeons and hospitals of the merit of these products or educating them on their use, our sales and operating results may be negatively affected and we may not grow as quickly as we anticipate.
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
Our international sales account for approximately 11% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in the Euro zone, United Kingdom, Switzerland and Australia.  As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations.  We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
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
The regulations to which we are subject are complex and have tended to become more stringent over time; see “Item 1. Business; Government Regulation” above for a summary of certain regulations to which we are subject. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
The processes by which 510(k) clearance, grant of a de novo classification request, or PMA approval is obtained can be expensive and lengthy and require the payment of significant fees. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The FDA’s goal is to review de novo classification requests within 120 to 150 days, but presently, less than 50 percent of the requests are reviewed in this time period and it often takes much longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances through the 510(k) process, de novo classification, or approvals through the PMA process to market a medical device in the United States or internationally can be costly and time-consuming, and we may not be able to obtain these clearances, grants of de novo classification, or approvals on a timely basis, if at all.
In the United States, all of our currently commercialized medical device products, other than SECURE®-C have either received pre-market clearance under Section 510(k) of the FDCA or are exempt from pre-market review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline and potentially harm our ability to compete. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k), de novo, or PMA and may require us to cease distribution of the product and/or recall the product unless and until we obtain 510(k) or de novo clearance or PMA. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) or de novo clearances with respect to those products. The FDA may also reclassify devices currently on the market from Class II to Class III, which could result in additional regulatory burden requiring submission and approval of a PMA prior to marketing, or could result in FDA rescinding a 510(k) for a previously cleared device.
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
Similarly, we must comply with numerous international laws and regulations in order to market our products outside of the United States; see “Item 1. Business; Government Regulation; International” above for a summary of certain international laws and regulations to which we are subject. As is the case in the United States, the applicable regulatory body may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Conducting clinical studies to obtain clinical data that might be required as part of the clinical evaluation process can be expensive and time-consuming. Additionally, the regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect the perceived safety and efficacy of our products and our reputation.
Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties;

•	termination of distribution;

•	recalls or seizures of products;

•	delays in the introduction of products into the market;

•	total or partial suspension of production;

•	refusal of the FDA or other regulator to grant future clearances or approvals;

•	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products;

•	refusal to grant export approvals; and/or

•	in the most serious cases, criminal penalties.
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
Modifications to our products may require new 510(k) or de novo clearances, PMAs or PMA supplements, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, a de novo petition or approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k)-cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or PMAs are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo petitions, PMAs or PMA supplements for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
Our HCT/P products are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer.
In the United States, we are marketing our human tissue products as Section 361 HCT/Ps, which are not subject to FDA premarket clearance or approval requirements. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a biological license application approval or medical devices requiring 510(k) or de novo clearance or PMA approval. FDA may then require that we cease marketing our human tissue products and/or recall the products unless and until we receive the appropriate clearance or approval from FDA.
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
The FDA audits compliance with the QSR and CGTP requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) or de novo clearance or PMA of new products or modified products;

•	withdrawing 510(k) or de novo clearances or PMAs that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. Even if voluntary, the FDA requires that a medical device manufacturer report to the FDA any corrective action or removal of a device initiated to reduce a risk to health posed by the device. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.
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
We depend on a limited number of sources of human tissue for use in some of our regenerative biologics products and a limited number of entities to process the human tissue for use in those regenerative biologics products, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to effectively meet demand for our regenerative biologics products incorporating human tissue. Less than five third-party suppliers currently supply all of our needs for allograft implants and products, other than those implants and products that we process ourselves. The processing of human tissue into our regenerative biologics products is very labor-

intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used in our regenerative biologics products are at times in particularly short supply. We cannot be certain that our current supply of human tissue and allograft implants, plus any additional source that we identify in the future, will be sufficient to meet our needs. Our dependence on a small number of third-party suppliers and the challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our and our third-party suppliers’ ability to manufacture our regenerative biologics products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
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
We have experienced rapid growth since our inception and have increased our revenues to $564.0 million in 2016. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.
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
We have self-identified a material weakness in our internal controls. If we fail to maintain an effective system of internal controls over financial reporting there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in “Part II; Item 9A. Controls and Procedures” below, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2016, we self-identified a material weakness in our internal control over financial reporting related to the computation of non-cash activities in depreciation and scrap expense of instruments and cases. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Although we have developed and are implementing a plan to remediate this material weakness and believe, based on our evaluation to date, that this material weakness will be remediated during 2017, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. The occurrence of or failure to remediate the material weakness may result in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and may adversely affect our reputation and business and the market price of our common stock.
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
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. We are currently subject to lawsuits, and have received other written allegations, claiming that we have infringed certain patents of others in the spine industry. A summary of these cases is provided under “Item 3. Legal Proceedings” below. Any lawsuits resulting from such allegations could subject us to significant liability for damages, and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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
Further, in the course of our regular review of pending legal matters, we determine whether it is probable that a potential loss relating to a legal proceeding may have a material impact on our business, financial performance or cash position.  However, estimates of probable losses are inherently uncertain, and even if we determine that a loss is probable, in accordance with authoritative accounting guidance, if we are unable to estimate the possible loss or range of loss, we do not record an accrual related to such litigation.  As a result of this accounting policy, we may experience variability in our results of operations if damages for which we are found liable exceed the amounts we have accrued. For example, on January 17, 2014, the jury in a misappropriation of trade secret suit filed against us in the Federal District Court for the Eastern District of Texas by Sabatino Bianco returned a verdict in favor of Bianco. In prior periods, we were unable to determine the probable outcome in that case or estimate the potential loss. As a result of that verdict, we incurred $4.3 million in damages, which reduced our 2013 U.S. GAAP diluted earnings per share by approximately $0.03. See further discussion under “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Non-GAAP Financial Measures” below.
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
Because of their significant stock ownership, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 95,929,916 shares of our Class A and Class B common stock outstanding as of December 31, 2016, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 76.2% of the voting power of our outstanding capital stock. In particular, as of December 31, 2016, David C. Paul, our CEO and his family members, controlled approximately 25.6% of our Class A and Class B common stock, representing approximately 75.8% of the voting power of our outstanding capital stock as of that date.
As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2016, we had 192,602,551 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research and manufacturing facilities in Texas and also own a distribution center in Heerlen, Netherlands to support our international operations. We maintain sales and administrative offices in twenty-five additional countries all of which are leased.
Item 3. Legal Proceedings
We are involved in a number of proceedings, legal actions and claims.  Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 15. Commitments and Contingencies” below.
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
Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” The following table sets forth the high and low sales prices per share for our Class A common stock for the periods indicated, as reported by New York Stock Exchange:

Year Ended December 31, 2016:	High	Low
1st Quarter	$27.64	$21.56
2nd Quarter	25.99	21.90
3rd Quarter	26.46	22.00
4th Quarter	25.00	19.25

Year Ended December 31, 2015:	High	Low
1st Quarter	$26.00	$23.04
2nd Quarter	26.30	23.15
3rd Quarter	28.99	20.63
4th Quarter	28.60	20.48
We had approximately 67 stockholders of record as of February 28, 2017. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from August 3, 2012 (which is the date our Class A common stock first began trading on The New York Stock Exchange) through December 31, 2016 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on August 3, 2012, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 52 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2016
$250
$200
$150
$100
$50
$0
8/3/2012
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
Globus Medical, Inc.
S&P 500 Index - Total Returns
S&P 500 Health Care Equipment Index

Company/Index	August 3, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Globus Medical, Inc.	$100	$78	$149	$176	$206	$184
S&P 500 Index	$100	$104	$137	$156	$158	$177
S&P 500 Health Care Equipment	$100	$106	$135	$170	$181	$192
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

Statement of Income Data:	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Sales	$563,994	$544,753	$474,371	$434,459	$385,994
Cost of goods sold	134,705	132,333	110,769	100,343	75,199
Gross profit	429,289	412,420	363,602	334,116	310,795
Operating expenses:
Research and development	44,532	36,312	31,166	26,389	27,802
Selling, general and administrative	222,156	210,241	188,632	182,348	168,420
Provision for litigation	3,156	(11,268)	5,667	23,055	(786)
Amortization of intangibles	3,478	1,561	712	531	447
Acquisition related costs	1,826	3,352	(937)	120	119
Total operating expenses	275,148	240,198	225,240	232,443	196,002
Operating income	154,141	172,222	138,362	101,673	114,793
Other income/(expense), net	3,138	583	280	328	(140)
Income before income taxes	157,279	172,805	138,642	102,001	114,653
Income tax provision	52,938	60,021	46,157	33,389	40,822
Net income	$104,341	$112,784	$92,485	$68,612	$73,831
Net income per common share:
Basic	$1.09	$1.19	$0.98	$0.74	$0.82
Diluted	$1.08	$1.17	$0.97	$0.73	$0.80
Weighted average number of common shares:
Basic	95,647	95,046	94,227	92,647	89,608
Diluted	96,432	96,073	95,457	94,192	92,208

Balance Sheet Data:	As of December 31,
(In thousands)	2016	2015	2014	2013	2012
Cash, cash equivalents and marketable securities	$350,756	$329,791	$304,051	$275,452	$212,400
Working capital	433,874	462,108	380,613	348,866	320,602
Total assets	927,637	834,100	703,547	566,304	447,133
Business acquisition liabilities, including current portion (1)	20,080	33,314	26,276	17,258	11,344
Stockholders’ equity	$832,078	$715,324	$585,454	$472,360	$386,502

(1)
In connection with certain acquisitions completed in 2016 through 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable were $29.1 million, $35.9 million, $38.9 million, $23.9 million and $9.9 million as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

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
Overview
We are a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 170 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches. We have also recently begun to develop a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas, although those development efforts are still ongoing and we currently have no robotic or orthopedic trauma products that are cleared by the FDA for sale.
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
During the year ended December 31, 2016, (which includes the results since the acquisition date of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec International,”

see Recent Developments below)), our international sales accounted for approximately 11% of our total sales. We sell our products in 49 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Recent Developments
On September 1, 2016, we acquired the international operations and distribution channel of Alphatec Holdings, Inc., a publicly traded orthopedic company (Nasdaq: ATEC) for $80.1 million in cash, subject to certain closing adjustments (see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Acquisitions”).
On January 13, 2016, we entered into a settlement agreement providing for the settlement of four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, we were required to make a $7.9 million payment to Depuy Synthes. The Settlement Agreement also provides for covenants not to sue relating to certain of the products sold by each of the parties and cross-licenses of all of the patents asserted in each of the Settled Lawsuits and each of the patents in those respective patent families. The Company does not expect the Settlement Agreement to impact its ability to conduct its business or have any impact on its future revenues.
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
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, includes a two-year suspension on the medical device excise tax, effective January 1, 2016. The 2.3% tax on sales in the United States of certain medical devices by a manufacturer, producer or importer was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013. Without further legislative action, the tax will be automatically reinstated for certain medical device sales in the United States starting on January 1, 2018. We incurred $8.1 million and $7.1 million for this medical device excise tax for the years ended December 31, 2015 and 2014, respectively. In 2016, we redirected the medical device excise tax savings into research and development as well as expanded our in-house manufacturing capabilities.
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
Amortization of Intangibles
We amortize finite lived intangible assets over the period of estimated benefit using the straight-line method and estimated lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
Acquisition Related Costs
Acquisition related costs represent: the change in fair value of business-acquisition-related contingent consideration; costs related to integrating recently acquired businesses, including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition related professional fees.
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
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to inventories, recoverability of long-lived assets and the fair value of our common stock. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. While our significant accounting policies are more fully described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies” below in this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies with the audit committee of our Board.
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
Excess and Obsolete Inventory. We state inventories at the lower of cost or market. We determine cost on a first-in, first-out basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $12.8 million, $9.9 million and $7.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The need to maintain substantial levels of inventory impacts the risk of carrying excess inventory. Many of our products come in sets which feature components in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our products effectively, we must often maintain and provide surgeons and hospitals with consignment implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may be considered excess inventory since they are not likely to be used. One of our primary business goals is to focus on continual product innovation. Though we believe this provides us with a competitive advantage, it also increases the risk that our products will become excess or obsolete inventory prior to sale or prior to the end of their anticipated useful lives. When we introduce new products or next-

generation products, we may be required to take charges for excess and obsolete inventory that have a significant impact on the value of our inventory or on our operating results.
Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. We acquired goodwill in connection with the various acquisitions completed. Goodwill is tested for impairment at a minimum on an annual basis. The fair value is estimated using an income and discounted cash flow approach. We performed our qualitative goodwill and indefinite-lived intangible assets impairment tests in the fourth quarter of 2016 and determined that there were no material impairments.
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
IPR&D has an indefinite life and is not amortized until completion and development of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. During 2016, we recorded an impairment charge of $3.5 million as a component of acquistion related costs.
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
Legal Proceedings. We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost sales. In accordance with authoritative guidance, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for these matters, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.
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
Results of Operations
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Innovative Fusion	$287,594	$288,062	$(468)	(0.2)%
Disruptive Technology	276,400	256,691	19,709	7.7%
Total sales	$563,994	$544,753	$19,241	3.5%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. The growth in Disruptive Technology of $19.7 million was due primarily to sales of regenerative biologics, expandable interbody and minimally invasive products launched during the past three years, including sales from TTOT since the acquisition in late 2014. Innovative Fusion sales decreased by $0.5 million due to sales declines of pedicle screw systems, which were partially offset by increases from Alphatec International sales.

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
United States	$500,226	$498,191	$2,035	0.4%
International	63,768	46,562	17,206	37.0%
Total sales	$563,994	$544,753	$19,241	3.5%
In the United States, the increase in sales of $2.0 million was due primarily to expansion into new territories and increased penetration in existing territories. The region experienced strong sales in Disruptive Technology products, led by sales of expandable interbody products and regenerative biologics, which were partially offset by declines in Innovative Fusion products, primarily pedicle screw systems.
Internationally, the increase in sales of $17.2 million was primarily due to incremental sales from the Alphatec International acquisition. On a constant currency basis, our international sales grew $18.8 million, or by 40.4%, due to expansion into new international territories. Our worldwide sales increased 3.8% on a constant currency basis. For additional information regarding the Alphatec International acquisition, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Acquisitions” and for additional information regarding constant currency, please refer to “Non-GAAP Financial Measures” below.

Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Cost of goods sold	$134,705	$132,333	$2,372	1.8%
Percentage of sales	23.9%	24.3%
The increase in cost of goods sold was primarily due to increases from higher volumes, product mix, inventory write offs and increases in depreciation and other operational costs. Included in these increases was a prior period adjustment of $1.8 million. Partially offsetting these increases was $9.0 million in savings related to the two year moratorium on the medical device excise tax (“MDET”), which began January 1, 2016. Savings of $5.0 million were realized in the year from the impact of lower manufacturing costs from Branch Medical Group (“BMG”) as well as a $3.4 million decrease in freight costs.
For additional information regarding the prior period adjustment, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (b) Basis of Presentation.”
Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Research and development	$44,532	$36,312	$8,220	22.6%
Percentage of sales	7.9%	6.7%
The increase in research and development expenses was due primarily to $4.0 million of one-time licensing costs, increases in employee-related expenses of $3.4 million from additional headcount related to continued investment in robotics and orthopedic trauma groups,and increases in supplies and other research costs of $0.8 million.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Selling, general and administrative	$222,156	$210,241	$11,915	5.7%
Percentage of sales	39.4%	38.6%
The increase in selling, general and administrative expenses was due primarily to an increase of $5.8 million of costs to support sales volume and company growth, including the Alphatec International acquisition, and increases of $3.3 million in depreciation expense and $2.8 million in other general and administrative expenses.

Provision for Litigation

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Provision for litigation	$3,156	$(11,268)	$14,424	(128.0)%
Percentage of sales	0.6%	(2.1)%
The current year provision for litigation, which includes settlement and verdict costs, was due primarily to the settlements of the Bonutti and other litigation matters. In the prior year period, we recognized a benefit due to the recognition of the Depuy Synthes Settlement Agreement.
For additional information regarding litigation, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 15. Commitments and Contingencies.”
Amortization of Intangibles

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Amortization of intangibles	$3,478	$1,561	$1,917	122.8%
Percentage of sales	0.6%	0.3%
The increase in the amortization of intangibles is primarily due to the customer relationship intangibles acquired in connection with the Alphatec International acquisition.
Acquisition Related Costs

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Acquisition related costs	$1,826	$3,352	$(1,526)	(45.5)%
Percentage of sales	0.3%	0.6%
The decrease in acquisition related costs is due primarily to $5.0 million related to non-cash settlements of certain business acquisition liabilities during 2016, which were offset partially by a $3.5 million impairment of one of our IPR&D projects.
Other Income, Net

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Other income, net	$3,138	$583	$2,555	438.3%
Percentage of sales	0.6%	0.1%
The increase in other income, net is due primarily to increases in interest income from increased average investment balances and the note receivable with Alphatec Spine Inc., coupled with decreases in foreign exchange transaction losses. For additional information regarding the note receivable with Alphatec Spine Inc., please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 3. Note Receivable.”

Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2016	December 31, 2015	$	%
Income tax provision	$52,938	$60,021	$(7,083)	(11.8)%
Effective income tax rate	33.7%	34.7%
Our tax provision and effective tax rate for the year ended December 31, 2016 was lower than the prior year due primarily to ongoing benefits related to the reorganization of our domestic legal structure to better align our business operations. These benefits were partially offset by a one-time impact to deferred tax assets as it relates to the domestic reorganization.
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
Internationally, the decrease in sales of $0.7 million was due primarily to changes in foreign currency exchange rates. On a constant currency basis, our international sales grew $4.8 million, or by 10.2%, due to increased penetration in existing international territories and strong sales in our regenerative biologics and expandable interbody products. Our worldwide sales increased 16.0% on a constant currency basis. For additional information regarding constant currency, please refer to “Non-GAAP Financial Measures” below.
Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Cost of goods sold	$132,333	$110,769	$21,564	19.5%
Percentage of sales	24.3%	23.4%
The increase in cost of goods sold was due primarily to and increase of $20.1 million from increased sales volume, including impacts from pricing pressure, TTOT and foreign currency, and an increase of $1.4 million for inventory reserves and write-offs.
Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Research and development	$36,312	$31,166	$5,146	16.5%
Percentage of sales	6.7%	6.6%
The increase in research and development expenses was due primarily to an increase of $3.7 million in employee compensation from additional headcount for furthering research activities and developing new innovative products, an increase of $1.5 million in supplies and other costs, and an increase of $1.3 million related to our robotics initiative, offset by a decrease of $1.3 million of clinical trial and other consulting costs.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Selling, general and administrative	$210,241	$188,632	$21,609	11.5%
Percentage of sales	38.6%	39.8%
The increase in selling, general and administrative expenses was due primarily to an increase of $19.3 million of costs to support sales volume and company growth, including TTOT and BMG, and an increase of $2.1 million in legal expenses, bad debt expense and other selling, general and administrative costs.
Provision for Litigation

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Provision for litigation	$(11,268)	$5,667	$(16,935)	(298.8)%
Percentage of sales	(2.1)%	1.2%

The provision for litigation for the year ended December 31, 2015, which includes settlement and verdict costs, was due primarily to the recognition of the Depuy Synthes Settlement Agreement. In the year ended December 31, 2014, we recognized provisions for the Bianco verdict and other litigation matters.
For additional information regarding litigation, please refer to “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 15. Commitments and Contingencies.”
Amortization of Intangibles

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Amortization of intangibles	$1,561	$712	$849	119.2%
Percentage of sales	0.3%	0.2%
The increase in the amortization of intangibles is due primarily to the full year of amortization of the supplier network and customer relationships acquired as part of the TTOT acquisition.
Acquisition Related Costs

	Year Ended		Change
(In thousands, except percentages)	December 31, 2015	December 31, 2014	$	%
Acquisition related costs	$3,352	$(937)	$4,289	(457.7)%
Percentage of sales	0.6%	(0.2)%
The increase in acquisition related costs is due primarily to the achievement of a portion of the TTOT contingent consideration and the increase in the probability of achievement of the Excelsius milestone contingent consideration for the year ended December 31, 2015, while the resulting credit for the year ended December 31, 2014 was due primarily to the reductions to a contingent royalty accrual, offset partially by increases in other royalty and milestone accruals.
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
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, acquisition related costs/licensing and prior period adjustment excluding depreciation, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related costs/licensing represents the change in fair value of business-acquisition-related contingent consideration; costs related to integrating recently acquired businesses, including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition related professional fees, as well as one-time licensing fees. Prior period adjustment excluding depreciation represents the cumulative impact of prior year adjustments primarily related to a decrease in scrap adjustments of instruments and cases, none of which were individually material to the related year’s financial position or results of operations.
For additional information regarding the prior period adjustment, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (b) Basis of Presentation.”

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Year Ended
(In thousands, except percentages)	December 31, 2016		December 31, 2015	December 31, 2014
Net income	$104,341		$112,784	$92,485
Interest income, net	(3,057)		(1,304)	(805)
Provision for income taxes	52,938		60,021	46,157
Depreciation and amortization	38,771	*	24,084	21,754
EBITDA	192,993		195,585	159,591
Stock-based compensation expense	11,382		9,639	7,111
Provision for litigation	3,156		(11,268)	5,667
Acquisition related costs/licensing	6,931		3,577	(937)
Prior period adjustment, excluding depreciation	(3,697)		—	—
Adjusted EBITDA	$210,765		$197,533	$171,432

Net income as a percentage of sales	18.5%		20.7%	19.5%
Adjusted EBITDA as a percentage of sales	37.4%		36.3%	36.1%
______________

*	Included in this amount for the year ended December 31, 2016 is $5.5 million related to depreciation amounts recognized in the current year related to the prior period adjustment.
In addition, for the year ended December 31, 2016 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, prior period adjustment and the tax effects of all of the foregoing adjustments. We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs/licensing, and the tax effects of all of the foregoing adjustments, which we believe are not reflective of underlying business trends.
The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$104,341	$112,784	$92,485
Provision for litigation	3,156	(11,268)	5,667
Amortization of intangibles	3,478	1,561	712
Acquisition related costs/licensing	6,931	3,577	(937)
Prior period adjustment	1,765	—	—
Tax effect of adjusting items	(5,166)	2,127	(1,812)
Non-GAAP net income	$114,505	$108,781	$96,115

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Year Ended
(Per share amounts)	December 31, 2016	December 31, 2015	December 31, 2014
Diluted earnings per share, as reported	$1.08	$1.17	$0.97
Provision for litigation	0.03	(0.12)	0.06
Amortization of intangibles	0.04	0.02	0.01
Acquisition related costs/licensing	0.07	0.04	(0.01)
Prior period adjustment	0.02	—	—
Tax effect of adjusting items	(0.05)	0.02	(0.02)
Non-GAAP diluted earnings per share	$1.19	$1.13	$1.01
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

	Year Ended
(Per share amounts)	December 31, 2016	December 31, 2015	December 31, 2014
Net cash provided by operating activities	$171,893	$121,957	$79,172
Adjustment for impact of restricted cash	(25,641)	2,749	23,370
Purchases of property and equipment	(40,909)	(50,760)	(24,754)
Free cash flow	$105,343	$73,946	$77,788
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

	Year Ended		Reported Sales Growth	Currency Impact on 2016 Sales	Constant Currency Sales Growth
(In thousands, except percentages)	December 31, 2016	December 31, 2015
United States	$500,226	$498,191	0.4%	—	0.4%
International	63,768	46,562	37.0%	$(1,594)	40.4%
Total sales	$563,994	$544,753	3.5%	$(1,594)	3.8%

	Year Ended		Reported Sales Growth	Currency Impact on 2015 Sales	Constant Currency Sales Growth
(In thousands, except percentages)	December 31, 2015	December 31, 2014
United States	$498,191	$427,091	16.6%	—	16.6%
International	46,562	47,280	(1.5%)	$(5,544)	10.2%
Total sales	$544,753	$474,371	14.8%	$(5,544)	16.0%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2016 - 2015 Change	2015 - 2014 Change
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014	$	$
Net cash provided by operating activities	$171,893	$121,957	$79,172	$49,936	$42,785
Net cash used in investing activities	(99,553)	(150,550)	(100,000)	50,997	(50,550)
Net cash provided by financing activities	2,041	6,327	12,946	(4,286)	(6,619)
Effect of foreign exchange rate changes on cash	(1,894)	153	185	(2,047)	(32)
Increase/(decrease) in cash and cash equivalents	$72,487	$(22,113)	$(7,697)	$94,600	$(14,416)
Our cash, cash equivalents and marketable securities at December 31, 2016 and 2015 were $350.8 million and $329.8 million, respectively. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities, whereby our principal source of liquidity is operating cash flows. Excess operating cash is primarily used to fund acquisitions to advance the strategic growth of the Company, as well as continue our cash management program to generate returns on our cash and cash equivalents through investing in marketable securities, which include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities. Our overall cash position reflects our strong business results and a cash management strategy that takes into account liquidity, economic factors and tax considerations . We believe our future operating cash flows will be sufficient to meet our future operating cash needs. See “Liquidity and Capital Resources” below for further discussion of cash flow results.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities for the year ended December 31, 2016 was due primarily to the recovery of the restricted cash related to the DePuy Synthes settlement, coupled with lower working capital and lower year-over-year income tax payments.
The increase in net cash provided by operating activities for the year ended December 31, 2015 was due primarily to the increase in net income and the decrease in the change for restricted cash, which were partially offset by the net decrease in the change in accounts payable and accounts payable to related parties and the increase in tax payments.
Cash Used in Investing Activities
The decrease in net cash used in investing activities for the year ended December 31, 2016 was due primarily to lower investment in marketable securities and decreased purchases of property and equipment, partially offset by the issuance of a note receivable, and an increase in cash used for the acquisition of businesses.
The increase in net cash used in investing activities for the year ended December 31, 2015 was due primarily to the additional acquisitions of property and equipment to support our continued investment in regenerative biologics, robotics and in-house manufacturing, the increase in the amount of cash invested in marketable securities and the increase in cash used for acquisitions.

Cash Provided by Financing Activities
The increase in cash provided by financing activities for the year ended December 31, 2016 was due primarily to to higher payments of business acquisition liabilities.
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
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$132,639	$60,152
Short-term marketable securities	157,673	220,877
Long-term marketable securities	60,444	48,762
Total cash, cash equivalents and marketable securities	$350,756	$329,791

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$433,874	$462,108
During the year ended December 31, 2016, our total cash, cash equivalents and marketable securities increased $21.0 million, primarily as a result of our cash provided by operating activities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2016.
On September 1, 2016, we acquired the international operations and distribution channel of Alphatec Holdings, Inc., a publicly traded orthopedic company (Nasdaq: ATEC) for $80.1 million in cash, subject to certain closing adjustments (see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Acquisitions.”)
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility extends to May 2017. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2016, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2016. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2016. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$3,396	$1,412	$1,903	$81	$—
Purchase obligations(1)	14,234	4,078	2,556	2,400	5,200
Total(2)	$17,630	$5,490	$4,459	$2,481	$5,200
______________

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts as well as costs related to service agreements.

(2)
In connection with certain acquisitions completed in 2011 through 2014, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $29.1 million.

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
For further description of our related-party transactions, see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Related-Party Transactions” and “Part III; Item 13. Certain Relationships and Related Transactions, and Director Independence; Related Person Transactions.”
Recently Issued Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (x) Recently Issued Accounting Pronouncements.”
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets. We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable debt securities. Except for the foreign exchange risk described below, we believe that there has been no material quantitative changes in our market risk exposure between December 31, 2016 and December 31, 2015.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities portfolio. At December 31, 2016, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.
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
We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2016, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.

Foreign Exchange Risk
We operate in countries other than the United States and, therefore, we are exposed to foreign currency risks. Most of our direct sales outside of the United States are billed in local currencies. We expect that the percentage of our sales and certain operating expenses denominated in foreign currencies will increase in the foreseeable future as we continue to expand into international markets. When our sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We do not currently hold derivatives to hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

Item 8. Financial Statements and Supplementary Data
GLOBUS MEDICAL, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Globus Medical, Inc.:
We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years ended December 31, 2016. Our audits of the basic consolidated financial statements included the related financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globus Medical, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the two years ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to these basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an adverse opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 16, 2017

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Globus Medical, Inc.:
We have audited the internal control over financial reporting of Globus Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
A material weakness has been identified and included in management’s assessment relating to inadequate policies and procedures for recording depreciation and scrap expenses for instruments and cases.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 16, 2017, which expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Globus Medical, Inc.:
We have audited the accompanying consolidated statements of income, comprehensive income, equity and cash flows of Globus Medical, Inc. and subsidiaries for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended December 31, 2014 in Item 15 (a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Globus Medical, Inc. and subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2015

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$132,639	$60,152
Restricted cash	477	26,119
Short-term marketable securities	157,673	220,877
Accounts receivable, net of allowances of $2,771 and $2,513, respectively	91,983	77,681
Inventories	112,692	105,260
Prepaid expenses and other current assets	14,502	7,351
Income taxes receivable	3,800	8,672
Deferred income taxes	—	38,687
Total current assets	513,766	544,799
Property and equipment, net of accumulated depreciation of $166,711 and $139,114, respectively	124,229	114,743
Long-term marketable securities	60,444	48,762
Note receivable	30,000	—
Intangible assets, net	61,706	33,242
Goodwill	105,926	91,964
Other assets	928	590
Deferred income taxes	30,638	—
Total assets	$927,637	$834,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,472	$15,971
Accrued expenses	46,401	53,769
Income taxes payable	1,911	763
Business acquisition liabilities, current	14,108	12,188
Total current liabilities	79,892	82,691
Business acquisition liabilities, net of current portion	5,972	21,126
Deferred income taxes	7,876	13,260
Other liabilities	1,819	1,699
Total liabilities	95,559	118,776
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 72,052 and 71,442 shares at December 31, 2016 and 2015, respectively	72	71
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 shares at December 31, 2016 and 2015, respectively	24	24
Additional paid-in capital	211,725	192,629
Accumulated other comprehensive loss	(8,642)	(1,958)
Retained earnings	628,899	524,558
Total equity	832,078	715,324
Total liabilities and equity	$927,637	$834,100
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	December 31, 2016	December 31, 2015	December 31, 2014
Sales	$563,994	$544,753	$474,371
Cost of goods sold	134,705	132,333	110,769
Gross profit	429,289	412,420	363,602

Operating expenses:
Research and development	44,532	36,312	31,166
Selling, general and administrative	222,156	210,241	188,632
Provision for litigation	3,156	(11,268)	5,667
Amortization of intangibles	3,478	1,561	712
Acquisition related costs	1,826	3,352	(937)
Total operating expenses	275,148	240,198	225,240

Operating income	154,141	172,222	138,362

Other income, net:
Interest income, net	3,057	1,304	805
Foreign currency transaction loss	(482)	(1,159)	(899)
Other income	563	438	374
Total other income, net	3,138	583	280

Income before income taxes	157,279	172,805	138,642
Income tax provision	52,938	60,021	46,157

Net income	$104,341	$112,784	$92,485

Earnings per share:
Basic	$1.09	$1.19	$0.98
Diluted	$1.08	$1.17	$0.97
Weighted average shares outstanding:
Basic	95,647	95,046	94,227
Dilutive stock options	785	1,027	1,230
Diluted	96,432	96,073	95,457

Anti-dilutive stock options excluded from weighted average calculation	5,481	3,348	1,666
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$104,341	$112,784	$92,485
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(48)	(55)	(96)
Foreign currency translation loss	(6,636)	(246)	(552)
Total other comprehensive loss	(6,684)	(301)	(648)
Comprehensive income	$97,657	$112,483	$91,837
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
(In thousands)	Shares	$	Shares	$				Total
Balance at December 31, 2013	66,065	$66	27,378	$27	$153,987	$(1,009)	$319,289	$472,360
Conversion to Class A	3,500	3	(3,500)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	7,111	—	—	7,111
Exercise of stock options	1,263	2	—	—	9,736	—	—	9,738
Tax benefit related to nonqualified stock options exercised	—	—	—	—	4,408	—	—	4,408
Comprehensive income	—	—	—	—	—	(648)	92,485	91,837
Balance at December 31, 2014	70,828	71	23,878	24	175,242	(1,657)	411,774	585,454
Stock-based compensation	—	—	—	—	9,860	—	—	9,860
Exercise of stock options	614	—	—	—	5,477	—	—	5,477
Tax benefit related to nonqualified stock options exercised	—	—	—	—	2,050	—	—	2,050
Comprehensive income	—	—	—	—	—	(301)	112,784	112,483
Balance at December 31, 2015	71,442	71	23,878	24	192,629	(1,958)	524,558	715,324
Stock-based compensation	—	—	—	—	11,652	—	—	11,652
Exercise of stock options	610	1	—	—	5,873	—	—	5,874
Tax benefit related to nonqualified stock options exercised	—	—	—	—	1,571	—	—	1,571
Comprehensive income	—	—	—	—	—	(6,684)	104,341	97,657
Balance at December 31, 2016	72,052	$72	23,878	$24	$211,725	$(8,642)	$628,899	$832,078
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income	$104,341	$112,784	$92,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,771	24,084	21,754
Amortization of premium on marketable securities	4,068	3,354	2,680
Write-down for excess and obsolete inventories	12,836	9,924	6,962
Stock-based compensation expense	11,382	9,639	7,111
Excess tax benefit related to nonqualified stock options	(1,571)	(2,050)	(4,408)
Allowance for doubtful accounts	685	1,465	318
Change in fair value of contingent consideration	2,866	3,118	(1,131)
Non-cash settlement of accrued expenses	(4,632)	(8,405)	—
Impairment of intangible assets	3,472	—	—
Change in deferred income taxes	(3,810)	6,235	(4,379)
(Increase)/decrease in:
Restricted cash	25,641	(2,749)	(23,370)
Accounts receivable	(4,668)	(4,193)	(12,667)
Inventories	(10,503)	(19,327)	(18,001)
Prepaid expenses and other assets	4,568	(1,203)	(249)
Increase/(decrease) in:
Accounts payable	(23)	(3,825)	4,628
Accounts payable to related party	—	(5,359)	2,703
Accrued expenses and other liabilities	(18,164)	(878)	5,149
Income taxes payable/receivable	6,634	(657)	(413)
Net cash provided by operating activities	171,893	121,957	79,172

Cash flows from investing activities:
Purchases of marketable securities	(287,263)	(297,707)	(251,422)
Maturities of marketable securities	281,885	188,702	184,567
Sales of marketable securities	52,802	57,728	27,737
Purchases of property and equipment	(40,909)	(50,760)	(24,754)
Issuance of note receivable	(30,000)	—	—
Acquisition of businesses, net of cash acquired	(76,068)	(48,513)	(36,128)
Net cash used in investing activities	(99,553)	(150,550)	(100,000)

Cash flows from financing activities:
Payment of business acquisition liabilities	(5,404)	(1,200)	(1,200)
Proceeds from exercise of stock options	5,874	5,477	9,738
Excess tax benefit related to nonqualified stock options	1,571	2,050	4,408
Net cash provided by financing activities	2,041	6,327	12,946

Effect of foreign exchange rate on cash	(1,894)	153	185

Net increase/(decrease) in cash and cash equivalents	72,487	(22,113)	(7,697)
Cash and cash equivalents, beginning of period	60,152	82,265	89,962
Cash and cash equivalents, end of period	$132,639	$60,152	$82,265

Supplemental disclosures of cash flow information:
Interest paid	35	9	32
Income taxes paid	$50,087	$57,100	$51,096
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We have also recently begun to develop a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas, although those development efforts are still ongoing and we currently have no robotic or orthopedic trauma products that are cleared by the U.S. Food and Drug Administration for sale. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 170 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
(b) Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).
Certain reclassifications have been made to prior period statements to conform to the current period presentation.
During the fourth quarter of 2016, we self-identified and recorded non-cash prior period adjustments primarily related to depreciation and scrap expense for our instruments and cases. This $1.8 million net cumulative adjustment related to the period beginning in 2013 and through 2015 and resulted in a $5.5 million pre-tax increase in depreciation and a $3.7 million pre-tax decrease in scrap and provision for excess and obsolete inventory, both of which are components of our cost of goods sold on our consolidated statement of income. We performed the analysis required by Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined that the effect of the adjustments was not material to the financial position, results of operations or cash flows of any prior fiscal year from both a quantitative and qualitative perspective and is not material to the full fiscal year 2016.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Globus and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Significant areas that require management’s estimates include intangible assets, contingent payment liabilities, allowance for doubtful accounts, stock-based compensation, write-down for excess and obsolete inventory, useful lives of assets, the outcome of litigation, recoverability of intangible assets and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.
(e) Foreign Currency Translation
The functional currency of our foreign subsidiaries is generally their local currency. Assets and liabilities of the foreign subsidiaries are translated at the period end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income. Gains and losses arising from intercompany foreign transactions are included in other income, net on the consolidated statement of income.
(f) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with a maturity of three months or less when purchased.
(g) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the DePuy Synthes and Bianco litigation. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. On January 13, 2016, we settled our litigation with DePuy Synthes and made a payment of $7.9 million and recovered approximately $8.4 million related to that settlement shortly thereafter. As of December 31, 2016, we have $0.5 million of restricted cash remaining related to the Bianco matter. See “Note 15. Commitments and Contingencies” below for more details regarding these litigations.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables are written off against the allowance when they are deemed uncollectible and have historically been immaterial.
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
There was no customer that accounted for 10% or more of sales for the years ended December 31, 2016, 2015, and 2014, respectively.
(j) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2016. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When assets are sold or otherwise disposed of, the related property, equipment, and accumulated depreciation amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of income.
(m) Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We annually perform a qualitative test for impairment as permitted under Financial Accounting Standards Board (“FASB”) authoritative guidance. During the years ended December 31, 2016, 2015 and 2014, we did not record any impairment charges related to goodwill.
Intangible assets consist of purchased in-process research and development (“IPR&D”), supplier network, patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. During the years ended December 31, 2016, 2015 and 2014, we did not record any impairment charges related to our finite-lived intangible assets.
IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. During 2016, we recorded an impairment charge of $3.5 million related to one of our IPR&D projects as a component of acquisition related costs. There were no impairments of IPR&D during the years ended December 31, 2015 or 2014.
(n) Impairment of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2016, 2015 and 2014, we did not record any impairment charges related to long-lived assets.
(o) Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. A significant portion of our

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(s) Fair Value of Financial Instruments
As of December 31, 2016, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short-term nature. We classify our financial assets and liabilities that are measured at fair value into one of the three categories based upon inputs used to determine fair value. See “Note 6. Fair Value Measurements” below for more details regarding inputs and classifications.
(t) Advertising Expense
We expense advertising costs as they are incurred. Advertising expense was $0.9 million, $0.4 million and $0.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively.
(u) Legal Costs
We expense legal costs related to loss contingencies as incurred.
(v) Acquisition Related Costs
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
(w) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposed a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. We account for the MDET as a component of our cost of goods sold. For the years ended December 31, 2015 and 2014, we recognized expenses of $8.1 million and $7.1 million, respectively.
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, includes a two-year suspension on the medical device excise tax, effective January 1, 2016. Without further legislative action, the tax will automatically be reinstated for certain medical device sales in the United States starting on January 1, 2018.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(x) Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance in former Topic 605, Revenue Recognition, and most other existing revenue guidances in US GAAP. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted prior to the first quarter of 2017. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application). This update will not have a material impact on our financial position, results of operations, and disclosures.
In July 2015, the FASB released ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB’s Simplification Initiative. This update is intended to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. Within the scope of the update, an entity is required to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonable and predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for all public entities for fiscal years beginning after December 15, 2016, including interim reporting periods within that period, and is required to be applied prospectively, with early adoption permitted. We adopted ASU 2015-11 on January 1, 2017. This update will not have a material impact on our financial position, results of operations, and disclosures.
In September 2015, the FASB released ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted ASU 2015-16 on January 1, 2016. This update did not have a material impact on our financial position, results of operations, and disclosures.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In March 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which will simplify the income tax consequences, accounting for forfeitures, and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted, and will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We believe that the impact of this update will not have a material impact on our financial position, results of operations, and disclosures. We adopted ASU 2016-09 on January 1, 2017.
In August 2016, the FASB released ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses whether to present certain specific cash flow items as operating, investing or financing activities. ASU 2016-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We will adopt ASU 2016-15 on January 1, 2018. We believe that the impact of this update will not have a material impact on our consolidated statements of cash flows.
In October 2016, the FASB released ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. This update is effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. We are currently evaluating the impact of this new accounting standard on our financial position, results of operations, and disclosures.
NOTE 2. ACQUISITIONS
Alphatec International
On September 1, 2016 (the “Closing Date”), Globus Medical Ireland, Ltd. (“Globus Ireland”), a private limited company existing under the laws of Ireland and an indirect wholly-owned subsidiary of Globus, acquired from Alphatec Holdings, Inc., a Delaware corporation (“Alphatec”) and a publicly traded medical devices company, (i) substantially all of the assets and certain liabilities of Alphatec’s subsidiaries in the United Kingdom, Italy, the Netherlands, Germany and Hong Kong and (ii) all of the outstanding equity interests of Alphatec’s subsidiaries in Japan, Brazil, China, Singapore and Australia (“Alphatec International”) pursuant to a Purchase and Sale Agreement entered into on July 25, 2016 (the “Purchase Agreement” and the “Acquisition”). The aggregate consideration for the transaction was approximately $77.8 million, subject to customary adjustment after closing for certain working capital items as provided in the Purchase Agreement. The Acquisition provides us immediate access to Japan and increased presence and penetration in other key geographies, roughly doubling our international sales. We also acquired a talent pool of international sales professionals as well as an extensive network of international distributors.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, in connection with the Acquisition, Globus Ireland entered into a supply agreement with Alphatec, pursuant to which Alphatec will supply products to Globus Ireland and its newly-acquired subsidiaries for up to five years after the Closing Date as we seek to transition those customers to Globus products.
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded preliminary goodwill of approximately $14.8 million. Amounts recognized for assets acquired and liabilities assumed are based on preliminary purchase price allocations and on certain management judgments. These preliminary allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. The final purchase price allocations will be completed after we finalize our third-party appraisal, review all available data, and complete our own internal assessments. We expect to complete our final purchase price allocations in mid-2017. Any additional adjustments resulting from finalization of the purchase price allocations for Alphatec International will affect the amount assigned to goodwill. Based on our preliminary purchase price allocations, we estimate that $9.1 million of the goodwill from this acquisition is deductible for tax purposes.
The results of operations of Alphatec International have been included in our results of operations from the date of acquisition. Net sales contributed by Alphatec International from the acquisition date through December 31, 2016 were $18.6 million while earnings were break-even, and the earnings reflect amortization of acquired intangible assets and acquisition related costs of $2.6 million and amortization of inventory step up of $1.1 million.
As of December 31, 2016, we recorded the following preliminary purchase price allocation for the identifiable tangible and intangible assets and liabilities of Alphatec International:

(In thousands)
Consideration:
Cash paid at closing	$80,000
Net working capital adjustment due	(2,217)
Fair value of consideration	$77,783

Identifiable assets acquired and liabilities assumed:
Cash acquired	$4,010
Accounts receivable	12,402
Inventory	10,579
Customer relationships	38,800
Property and equipment	4,800
Deferred tax assets	1,436
Other assets	8,092
Accounts payable and accrued expenses	(8,119)
Deferred tax liabilities	(9,002)
Total identifiable net assets	62,998

Goodwill	14,785
Total allocated purchase price	$77,783

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma information is based on our historical data and our assumptions for consolidated results of operations, and gives effect to our acquisition of Alphatec International as if the acquisition had occurred on January 1, 2015. These unaudited pro forma results include adjustments having a continuing impact on our consolidated statements of income. These adjustments primarily consist of: adjustments to the fair value of inventory, adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangibles, interest income and adjustments to tax expense based on consolidated pro forma results. These results have been prepared using assumptions our management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2015, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to operating synergies that we may realize as a result of the acquisition.

	Year Ended
(pro forma, unaudited, in thousands, except per share amounts)	December 31, 2016	December 31, 2015

Net sales	$595,698	$598,386
Net income	110,611	115,181

Earnings per share:
Basic	$1.16	$1.21
Diluted	$1.15	$1.20
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
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded goodwill of $39.0 million. The results of operations of BMG have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on purchase price allocations and on certain management judgments. These allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. We completed our final purchase price allocations during

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 2015 and the final purchase price adjustments were not material. The goodwill from this acquisition is not deductible for tax purposes.
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
Transplant Technologies of Texas, Ltd.
On October 23, 2014, we entered into an equity interest purchase agreement with Transplant Technologies of Texas, Ltd. (“TTOT”), an allograft tissue processor located in San Antonio, Texas, pursuant to which we acquired 100% of the equity interests for $36.1 million. In addition to the initial purchase price, we may be obligated to make milestone payments of up to $15.0 million over three years based primarily on sales thresholds from the product lines we acquired.
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

(1)
The contingent consideration relates to the achievement of certain sales milestones. As of December 31, 2014, the aggregate, undiscounted amount of contingent consideration that we could pay related to the acquisitions ranges from zero to $15.0 million (see “Note 6. Fair Value Measurements” below).

NOTE 3. NOTE RECEIVABLE
On September 1, 2016, in connection with the Alphatec International Acquisition, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Alphatec and Alphatec Spine, Inc. (“Alphatec Spine” and together with Alphatec, the “Alphatec Borrowers”), pursuant to which we made available to the Alphatec Borrowers a senior secured term loan facility in an amount not to exceed $30.0 million. On the Closing Date, we made an initial loan of $25.0 million and the Alphatec Borrowers issued a note for such amount to us. On December 20, 2016, the remaining $5.0 million was drawn by the Alphatec Borrowers and added to the note.
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
Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments will not be collected according to the note agreement. As of December 31, 2016, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.

NOTE 4. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		December 31, 2016
(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$20,460	$—	$20,460
Supplier network	10.0	4,000	(867)	3,133
Customer relationships & other intangibles	6.8	40,936	(5,201)	35,735
Patents	16.1	3,035	(657)	2,378
Total intangible assets		$68,431	$(6,725)	$61,706

		December 31, 2015
(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$24,560	$—	$24,560
Supplier network	10.0	4,000	(467)	3,533
Customer relationships & other intangibles	7.3	5,525	(2,384)	3,141
Patents	17.0	2,495	(487)	2,008
Total intangible assets		$36,580	$(3,338)	$33,242
During 2016, we recorded an impairment charge of $3.5 million related to one of our IPR&D projects as a component of acquisition related costs. We used a discounted future cash flow analysis to determine the fair value used to determine the impairment charge.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For intangible assets subject to amortization as of December 31, 2016, the following is the expected future amortization:

(In thousands)	Annual Amortization
Year ending December 31:
2017	$6,889
2018	6,338
2019	6,200
2020	5,934
2021	5,698
Thereafter	10,187
Total	$41,246
NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		December 31, 2016
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$114,826	$2	$(88)	$114,740
Corporate debt securities	Less than 1	36,020	21	(4)	36,037
Commercial paper	Less than 1	6,898	—	(2)	6,896
Total short-term marketable securities		$157,744	$23	$(94)	$157,673

Long-term:
Municipal bonds	1-2	$30,207	$—	$(137)	$30,070
Corporate debt securities	1-2	15,278	9	(40)	15,247
Asset backed securities	1-2	10,146	6	(1)	10,151
Securities of U.S. government-sponsored agencies	1-2	5,002	—	(26)	4,976
Total long-term marketable securities		$60,633	$15	$(204)	$60,444

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31, 2015
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$108,402	$15	$(81)	$108,336
Corporate debt securities	Less than 1	53,759	2	(57)	53,704
Commercial paper	Less than 1	42,149	3	(1)	42,151
Securities of U.S. government-sponsored agencies	Less than 1	14,511	4	(4)	14,511
Asset backed securities	Less than 1	2,175	—	—	2,175
Total short-term marketable securities		$220,996	$24	$(143)	$220,877

Long-term:
Municipal bonds	1-2	$18,508	$—	$(25)	$18,483
Corporate debt securities	1-2	12,033	—	(25)	12,008
Asset backed securities	1-2	18,294	—	(23)	18,271
Total long-term marketable securities		$48,835	$—	$(73)	$48,762
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2016	Level 1	Level 2	Level 3
Assets
Cash equivalents	$76,157	$957	$75,200	$—
Municipal bonds	144,810	—	144,810	—
Corporate debt securities	51,284	—	51,284	—
Commercial paper	6,896	—	6,896	—
Asset-backed securities	10,151	—	10,151	—
Securities of U.S. government-sponsored agencies	4,976	—	4,976	—

Liabilities
Contingent consideration	19,849	—	—	19,849

	Balance at
(In thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents	$12,700	$1,701	$10,999	$—
Municipal bonds	126,819	—	126,819	—
Corporate debt securities	65,712	—	65,712	—
Commercial paper	42,151	—	42,151	—
Asset-backed securities	20,446	—	20,446	—
Securities of U.S. government-sponsored agencies	14,511	—	14,511	—

Liabilities
Contingent consideration	26,617	—	—	26,617
Our marketable securities are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within business acquisition liabilities on our consolidated balance sheets, and the changes in the fair value of contingent consideration are recognized within acquisition related costs in the consolidated statements of income.
The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at
(In thousands)	December 31, 2016	Valuation technique	Unobservable input	Range
			Discount rate	3.1%	-	8.5%
Revenue-based payments	$15,218	Discounted cash flow	Probability of payment	87.0%	-	97.5%
			Projected year of payment	2017	-	2029

			Discount rate	5.3%	-	13.5%
Milestone-based payments	$4,631	Discounted cash flow	Probability of payment	80.0%	-	100.0%
			Projected year of payment	2016	-	2020
The following table provides a reconciliation of the beginning and ending balances of contingent payments associated with acquisitions during the years ended December 31, 2016 and December 31, 2015:

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015
Beginning balance	$26,617	$24,335
Purchase price contingent consideration	—	—
Contingent payments	(5,002)	(836)
Non-cash settlement of certain contingent consideration	(4,632)	—
Changes in fair value of contingent consideration	2,866	3,118
Ending balance	$19,849	$26,617
During 2016, we recorded non-cash settlements of certain business acquisition liabilities of $4.6 million related to two of our previous acquisitions as a component of acquisition related costs.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. INVENTORIES

(In thousands)	December 31, 2016	December 31, 2015
Raw materials	$13,257	$12,308
Work in process	10,747	7,091
Finished goods	88,688	85,861
Total	$112,692	$105,260
NOTE 8. PROPERTY AND EQUIPMENT

(In thousands)	Useful Life	December 31, 2016	December 31, 2015
Land	—	$8,271	$8,254
Buildings and improvements	30	22,225	19,809
Equipment	5-7	49,919	40,998
Instruments	3	173,668	147,961
Modules and cases	3	21,692	28,519
Other property and equipment	3-5	15,165	8,316
		290,940	253,857
Less: accumulated depreciation		(166,711)	(139,114)
Total		$124,229	$114,743
Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.
Depreciation expense related to property and equipment was as follows:

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Depreciation	$35,293	$22,522	$21,044
Included in the 2016 amount is $5.5 million related to amounts recognized in the current year related to the prior period adjustment. In addition, there was a $2.1 million impact to the current year activity due to the adjustment.  For additional information regarding the prior period adjustment, please see “Note 1. Background and Summary of Significant Accounting Policies; (b) Basis of Presentation” above.
NOTE 9. ACCRUED EXPENSES

(In thousands)	December 31, 2016	December 31, 2015
Compensation and other employee-related costs	$23,214	$21,151
Legal and other settlements and expenses	734	13,617
Accrued non-income taxes	6,946	6,808
Royalties	4,671	6,787
Other	10,836	5,406
Total accrued expenses	$46,401	$53,769
The current year accrual for legal and other settlements and expenses, which includes accruals for settlement and verdict costs, decreased due primarily to the recognition of the Depuy Synthes Settlement

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement. For additional information regarding litigation, please refer to “Note 15. Commitments and Contingencies” below.
NOTE 10. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility extends to May 2017. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2016, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
NOTE 11. EQUITY
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
December 31, 2016	72,052,360	23,877,556	95,929,916
December 31, 2015	71,442,166	23,877,556	95,319,722
The tables below present the changes in each component of accumulated other comprehensive loss, including current period other comprehensive loss and reclassifications out of accumulated other comprehensive loss:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2014	$(64)	$(1,593)	$(1,657)
Other comprehensive loss before reclassifications	(67)	(246)	(313)
Amounts reclassified from accumulated other comprehensive loss, net of tax	12	—	12
Other comprehensive loss, net of tax	(55)	(246)	(301)
Accumulated other comprehensive loss, net of tax, at December 31, 2015	(119)	(1,839)	(1,958)
Other comprehensive loss before reclassifications	(74)	(6,636)	(6,710)
Amounts reclassified from accumulated other comprehensive loss, net of tax	26	—	26
Other comprehensive loss, net of tax	(48)	(6,636)	(6,684)
Accumulated other comprehensive loss, net of tax, at December 31, 2016	$(167)	$(8,475)	$(8,642)
Amounts reclassified from accumulated other comprehensive loss, net of tax, related to unrealized gains/losses on marketable securities were released to other income, net in our consolidated statements of income.
The increase in foreign currency translation loss during the year ended December 31, 2016 is primarily due to the translation, since the acquisition date, of the net assets acquired in the Alphatec International acquisition for those entities whose functional currency and net assets are not denominated in U.S. dollars.
NOTE 12. STOCK-BASED COMPENSATION
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
As of December 31, 2016, pursuant to the 2012 Plan, there were 12,009,496 shares of Class A Common stock reserved and 4,721,737 shares of Class A Common stock available for future grants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Weighted average grant date per share fair value	$7.62	$8.63	$9.63
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
Risk-free interest rate	1.03%	-	2.01%	1.39%	-	2.11%	1.51%	-	1.95%
Expected term (years)	5.8	-	6.5	5.1	-	9.9	5.3	-	6.4
Expected volatility	28.0%	-	29.0%	29.0%	-	38.0%	35.0%	-	41.0%
Expected dividend yield	—%			—%			—%
Stock option activity during the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2013	4,886	$10.04
Granted	1,495	23.45
Exercised	(1,263)	7.71
Forfeited	(264)	15.33
Outstanding at December 31, 2014	4,854	14.50
Granted	2,828	24.69
Exercised	(614)	8.92
Forfeited	(391)	17.84
Outstanding at December 31, 2015	6,677	19.14
Granted	2,309	24.22
Exercised	(610)	9.63
Forfeited	(635)	23.10
Outstanding at December 31, 2016	7,741	21.08	7.6	$30,608
Exercisable at December 31, 2016	3,512	17.38	6.2	26,533
Expected to vest at December 31, 2016	4,229	$24.15	8.7	$4,074
We use the Black Scholes pricing model to determine the fair value of our stock options (see “Note 1. Background and Summary of Significant Accounting Policies, (q) Stock-Based Compensation” above).
Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Intrinsic value of stock options exercised	$8,824	$9,984	$20,216

Stock-based compensation expense	$11,382	$9,639	$7,111
Net stock-based compensation capitalized into inventory	270	221	—
Total stock-based compensation cost	$11,652	$9,860	$7,111
As of December 31, 2016, there was $28.4 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.
NOTE 13. INCOME TAXES
The components of income before income taxes are as follows:

		Year ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Domestic	$154,377	$171,278	$137,643
Foreign	2,902	1,527	999
Total	$157,279	$172,805	$138,642
The components of the provision for income taxes are as follows:

		Year ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Current:
Federal	$51,785	$45,813	$43,561
State	4,533	7,193	6,097
Foreign	748	673	519
	57,066	53,679	50,177
Deferred:
Federal	(4,527)	5,926	(3,630)
State	204	480	(357)
Foreign	195	(64)	(33)
	(4,128)	6,342	(4,020)
Total	$52,938	$60,021	$46,157

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	3.0	2.6
Domestic production activities deduction	(2.7)	(2.6)	(2.7)
Tax credits	(1.3)	(0.9)	(1.2)
Nondeductible expenses	0.5	0.3	0.7
Other	—	(0.1)	(1.1)
Effective tax rate	33.7%	34.7%	33.3%
Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

(In thousands)	December 31, 2016	December 31, 2015
Deferred tax assets:
Inventory reserve	$31,202	$26,741
Accruals, reserves, and other currently not deductible	13,269	13,333
Stock-based compensation	10,595	8,014
Foreign net operating loss carryforwards	227	329
Total deferred tax assets	55,293	48,417
Valuation allowance	(83)	(43)
Total deferred tax assets, net of valuation allowance	55,210	48,374
Deferred tax liabilities:
Depreciation and amortization	(32,448)	(22,666)
Total deferred tax liabilities	(32,448)	(22,666)
Net deferred tax assets	$22,762	$25,708
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2016. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Of the amounts presented above, $0.3 million of long-term deferred tax assets is included as a component of other assets on our consolidated balance sheet as of December 31, 2015.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Year ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Unrecognized tax benefits at the beginning of the year	$1,575	$3,228	$3,978
Additions related to current year tax positions	—	316	—
Additions related to prior year tax positions	287	261	614
Reductions related to prior year tax positions	—	(2,230)	(209)
Lapse of statute of limitations	—	—	(202)
Settlements	—	—	(953)
Unrecognized tax benefits at the end of the year	$1,862	$1,575	$3,228
The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$1,542	$1,335	$838
We have not recorded income taxes on the undistributed earnings of our foreign subsidiaries based upon our intention to indefinitely reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of our foreign subsidiaries as of December 31, 2016 are immaterial. In the event we are required to repatriate funds from outside of the United States, such repatriation may be subject to local laws, customs, and tax consequences.
Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was nominal for the years ended December 31, 2016, 2015 and 2014. Our uncertain tax benefits could increase in the next twelve months as we continue our current transfer pricing policies. We do not expect a significant change in our uncertain tax benefits in the next twelve months. In 2014, we settled the IRS audits of 2011 and 2012 tax years, resulting in no adjustments. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2011 as of December 31, 2016.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. LEASES
The Company leases certain equipment and facilities under operating leases. As of December 31, 2016, minimum future rental payments under operating leases for each of the next five years are as follows:

(In thousands)
Year ending December 31:
2017	$1,412
2018	795
2019	1,108
2020	74
2021	7
Thereafter	—
Total	$3,396
Rent expense related to all operating leases recognized as a component of selling, general and administrative expenses was as follows:

		Year ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Rent expense	$1,500	$1,113	$676
NOTE 15. COMMITMENTS AND CONTINGENCIES
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 16. RETIREMENT BENEFIT PLANS
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
Company contributions to these retirement plans were as follows:

	Year ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
401(k) and other retirement plan contributions	$2,772	$2,303	$2,185
NOTE 17. RELATED-PARTY TRANSACTIONS
Prior to March 11, 2015, we had contracted with BMG, which at the time was a third-party manufacturer in which certain of our senior management and significant stockholders had ownership interests and leadership positions. On March 11, 2015, BMG was acquired by Globus, and therefore, as of the acquisition date, there were no further purchases from nor amounts due to BMG. For the periods ended March 11, 2015 and December 31, 2014, we purchased $5.3 million and $21.9 million, respectively, from the related-party supplier. The amount payable to BMG on the date of acquisition of $5.2 million was settled in connection with the acquisition.

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
The following table represents total sales by geographic area, based on the location of the customer:

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
United States	$500,226	$498,191	$427,091
International	63,768	46,562	47,280
Total sales	$563,994	$544,753	$474,371

We classify our products into two categories: Innovative Fusion products and Disruptive Technology products. The following table represents total sales by product category:

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Innovative Fusion	$287,594	$288,062	$270,852
Disruptive Technology	276,400	256,691	203,519
Total sales	$563,994	$544,753	$474,371
NOTE 19. QUARTERLY FINANCIAL DATA (unaudited)
Reclassifications have been made to prior period reported gross profit amounts to conform to the current period presentation.

	(unaudited)
(In thousands, except per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Sales	$139,264	$137,489	$135,651	$151,590
Gross profit	107,745	104,758	104,198	112,588
Net income	28,010	25,806	26,227	24,298
Net earnings per common share - basic	0.29	0.27	0.27	0.25
Net earnings per common share - diluted	0.29	0.27	0.27	0.25

	(unaudited)
(In thousands, except per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Sales	$131,604	$133,570	$136,992	$142,587
Gross profit	99,592	101,116	104,065	107,647
Net income	24,648	24,054	26,481	37,601
Net earnings per common share - basic	0.26	0.25	0.28	0.39
Net earnings per common share - diluted	0.26	0.25	0.28	0.39
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date, due to a self-identified material weakness in our internal control over financial reporting related to the computation of non-cash activities in depreciation and scrap expense of instruments and cases.
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
Management evaluated the internal control over financial reporting of Globus as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).
During our evaluation for the year ended December 31, 2016, we self-identified a material weakness in the computation of non-cash activities in depreciation and scrap expenses of instruments and cases. Rule 12b-2 of the Exchange Act defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.”
As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective. Notwithstanding the material weakness described above, and after performing additional procedures, management has concluded that no material errors in the financial results or balances identified resulted from the material weakness, and no restatements of prior period financial statements or adjustments in previously released financial results were required as a result of this material weakness.

Remediation Efforts to Address Material Weakness
Management has implemented remediation efforts to address this material weakness. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall control environment. Our plan includes the following steps:

•	recorded an updated depreciation and scrap methodology for instruments and cases included in December 31, 2016 financial statements

•	reviewed results using the updated methodology to validate the prior period adjustment

•	implementation of the new methodology within the fixed asset sub-ledger

•	additional account detail within the general ledger to provide added visibility to monitor amounts scrapped.
The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2017.
Report of Independent Registered Public Accounting Firm
Grant Thornton LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in its report that is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.
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
The other information required by this Item 10 will be set forth in the Company's proxy statement for its 2017 annual meeting of stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Company's proxy statement for its 2017 annual meeting of stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth in the Company's proxy statement for its 2017 annual meeting of stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Company's proxy statement for its 2017 annual meeting of stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Company's proxy statement for its 2017 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
(a) (2) Financial Statement Schedules
SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2014	$1,581	$318	$(252)	$1,647
Year ended December 31, 2015	1,647	1,465	(599)	2,513
Year ended December 31, 2016	$2,513	$865	$(607)	$2,771
Deferred tax valuation allowance:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2014	$327	$—	$(282)	$45
Year ended December 31, 2015	45	—	(2)	43
Year ended December 31, 2016	$43	$40	$—	$83

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item

2.1
Purchase and Sale Agreement, dated as of July 25, 2016, by and among Globus Medical Ireland, Ltd., and Alphatec Holdings, Inc.  (incorporated by reference to Exhibit 2.1 of Globus Medical Inc.’s Current Report on Form 8-K filed on July 27, 2016).

2.2
First Amendment to Purchase and Sale Agreement, dated as of September 1, 2016, by and among Globus Medical Ireland, Ltd. and Alphatec Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Globus Medical Inc.’s Current Report on Form 8-K filed on September 2, 2016).

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

3.4	Amended and Restated Bylaws of Globus Medical, Inc. (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-K filed on February 29, 2016).
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
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

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.13	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.14
Agreement and Plan of Merger, dated as of February 24, 2015, by and among Branch Medical Group, Inc., Globus Medical, Inc., BM Acquisition, Inc. and Spine Therapy Technologies, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 2, 2015).

10.15	Executive Employment Agreement, dated June 26, 2014, by and between Globus Medical, Inc. and Anthony L. Williams (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 5, 2015).
10.16
Employment Agreement, dated September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2015).

10.17	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).
10.18
Credit Agreement, dated May 3, 2016, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 27, 2016).

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

GLOBUS MEDICAL, INC.

Dated:	March 16, 2017	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	March 16, 2017	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 16, 2017	/s/ STEVEN M. PAYNE

Steven M. Payne
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David C. Paul	Chief Executive Officer and Director	March 16, 2017
David C. Paul	(Principal Executive Officer)

/s/ Daniel T. Scavilla	Senior Vice President	March 16, 2017
Daniel T. Scavilla	and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven M. Payne	Chief Accounting Officer	March 16, 2017
Steven M. Payne	(Principal Accounting Officer)

/s/ David M. Demski	President, Emerging Technologies	March 16, 2017
David M. Demski	and Director

/s/ David D. Davidar	Director	March 16, 2017
David D. Davidar

/s/ Kurt C. Wheeler	Director	March 16, 2017
Kurt C. Wheeler

/s/ Robert W. Liptak	Director	March 16, 2017
Robert W. Liptak

/s/ Daniel T. Lemaitre	Director	March 16, 2017
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	March 16, 2017
Ann D. Rhoads

/s/ James R. Tobin	Director	March 16, 2017
James R. Tobin

EXHIBIT INDEX

Exhibit No.	Item

2.1
Purchase and Sale Agreement, dated as of July 25, 2016, by and among Globus Medical Ireland, Ltd., and Alphatec Holdings, Inc.  (incorporated by reference to Exhibit 2.1 of Globus Medical Inc.’s Current Report on Form 8-K filed on July 27, 2016).

2.2
First Amendment to Purchase and Sale Agreement, dated as of September 1, 2016, by and among Globus Medical Ireland, Ltd. and Alphatec Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Globus Medical Inc.’s Current Report on Form 8-K filed on September 2, 2016).

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

3.4	Amended and Restated Bylaws of Globus Medical, Inc. (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-K filed on February 29, 2016).
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
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

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.13	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.14
Agreement and Plan of Merger, dated as of February 24, 2015, by and among Branch Medical Group, Inc., Globus Medical, Inc., BM Acquisition, Inc. and Spine Therapy Technologies, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 2, 2015).

10.15	Executive Employment Agreement, dated June 26, 2014, by and between Globus Medical, Inc. and Anthony L. Williams (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 5, 2015).
10.16
Employment Agreement, dated September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2015).

10.17	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).
10.18
Credit Agreement, dated May 3, 2016, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 27, 2016).

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