Form 10-Q
period 2017-03-31
GLOBUS MEDICAL INC
filed 2017-05-04
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of April 28, 2017 was 96,085,636 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$182,435	$132,639
Restricted cash	477	477
Short-term marketable securities	143,663	157,673
Accounts receivable, net of allowances of $3,627 and $2,771, respectively	94,232	91,983
Inventories	113,037	112,692
Prepaid expenses and other current assets	7,008	14,502
Income taxes receivable	47	3,800
Total current assets	540,899	513,766
Property and equipment, net of accumulated depreciation of $173,890 and $166,711, respectively	124,840	124,229
Long-term marketable securities	63,066	60,444
Note receivable	30,000	30,000
Intangible assets, net	61,343	61,706
Goodwill	106,215	105,926
Other assets	954	928
Deferred income taxes	33,104	30,638
Total assets	$960,421	$927,637

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,013	$17,472
Accrued expenses	37,409	46,401
Income taxes payable	11,708	1,911
Business acquisition liabilities, current	9,239	14,108
Total current liabilities	75,369	79,892
Business acquisition liabilities, net of current portion	6,087	5,972
Deferred income taxes	8,261	7,876
Other liabilities	1,819	1,819
Total liabilities	91,536	95,559
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 72,200 and 72,052 shares at March 31, 2017 and December 31, 2016, respectively	72	72
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at March 31, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	217,257	211,725
Accumulated other comprehensive loss	(6,081)	(8,642)
Retained earnings	657,613	628,899
Total equity	868,885	832,078
Total liabilities and equity	$960,421	$927,637
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2017	March 31, 2016
Sales	$155,809	$139,264
Cost of goods sold	35,600	31,519
Gross profit	120,209	107,745

Operating expenses:
Research and development	10,666	10,030
Selling, general and administrative	67,059	53,798
Amortization of intangibles	1,782	392
Acquisition related costs	388	674
Total operating expenses	79,895	64,894

Operating income	40,314	42,851

Other income, net
Interest income, net	1,418	496
Foreign currency transaction gain	548	108
Other income	134	156
Total other income, net	2,100	760

Income before income taxes	42,414	43,611
Income tax provision	13,700	15,601

Net income	$28,714	$28,010

Earnings per share:
Basic	$0.30	$0.29
Diluted	$0.30	$0.29
Weighted average shares outstanding:
Basic	95,996	95,398
Dilutive stock options	1,152	895
Diluted	97,148	96,293

Anti-dilutive stock options excluded from weighted average calculation	5,758	5,208

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Net income	$28,714	$28,010
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	120	224
Foreign currency translation gain	2,441	81
Total other comprehensive income	2,561	305
Comprehensive income	$31,275	$28,315

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$28,714	$28,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,240	6,676
Amortization of premium on marketable securities	1,008	953
Write-down for excess and obsolete inventories	1,671	2,225
Stock-based compensation expense	3,491	2,770
Allowance for doubtful accounts	794	88
Change in fair value of contingent consideration	478	—
Change in deferred income taxes	(2,399)	391
(Increase)/decrease in:
Restricted cash	—	15,668
Accounts receivable	(2,225)	2,201
Inventories	(2,102)	(2,252)
Prepaid expenses and other assets	8,628	1,209
Increase/(decrease) in:
Accounts payable	(172)	(1,238)
Accrued expenses and other liabilities	(10,170)	(15,661)
Income taxes payable/receivable	13,493	14,517
Net cash provided by operating activities	53,449	55,557

Cash flows from investing activities:
Purchases of marketable securities	(51,215)	(104,208)
Maturities of marketable securities	55,280	69,656
Sales of marketable securities	6,505	7,798
Purchases of property and equipment	(11,533)	(9,366)
Net cash used in investing activities	(963)	(36,120)

Cash flows from financing activities:
Payment of business acquisition liabilities	(5,001)	(300)
Proceeds from exercise of stock options	1,990	1,895
Net cash (used in)/provided by financing activities	(3,011)	1,595

Effect of foreign exchange rate on cash	321	91

Net increase in cash and cash equivalents	49,796	21,123
Cash and cash equivalents, beginning of period	132,639	60,152
Cash and cash equivalents, end of period	$182,435	$81,275

Supplemental disclosures of cash flow information:
Interest paid	8	1
Income taxes paid	$2,656	$774
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(b) Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three month periods presented. The results of operations for any interim period are not indicative of results for the full year. Certain reclassifications have been made to the prior period statements to include amortization of intangibles and acquisition related costs within operating expenses to conform to the current year presentation. In addition, we have recast an immaterial amount from cost of goods sold to amortization of intangibles to be consistent with our presentation for the year ended December 31, 2016.
(c) Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Globus and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d) Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.
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
(e) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the DePuy Synthes and Bianco litigation. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. On January 13, 2016, we settled our litigation with DePuy Synthes and made a payment of $7.9 million and recovered approximately $8.4 million related to that settlement shortly thereafter. As of March 31, 2017, we have $0.5 million of restricted cash remaining related to the Bianco matter. See “Note 13. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of March 31, 2017. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
We maintain a portfolio of various holdings, types and maturities, though most of the securities in our portfolio could be liquidated at minimal cost at any time. We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review our securities for other-than-temporary impairment at each reporting period. If an unrealized loss for any security is considered to be other-than-temporary, the loss will be recognized in our condensed consolidated statement of income in the period the determination is made.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(g) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventories are finished goods and we utilize both in-house manufacturing and third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for such excess inventories.
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
In July 2015, the FASB released ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB’s Simplification Initiative. This update is intended to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. Within the scope of the update, an entity is required to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonable and predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for all public entities for fiscal years beginning after December 31, 2016, including interim reporting periods within that period, and is required to be applied prospectively, with early adoption permitted. We adopted ASU 2015-11 on January 1, 2017. This update does not have a material impact on our financial position, results of operations, and disclosures.
In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

beginning after December 15, 2018, with early adoption permitted, and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. We are currently evaluating the impact of this update on our financial position, results of operations, and disclosures.
In March 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which will simplify the income tax consequences, accounting for forfeitures, and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and is required to be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We adopted ASU 2016-09 effective January 1, 2017.
ASU 2016-09 requires that all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. The adoption of this provision is required to be applied using a prospective transition method, therefore prior period net income has not been adjusted. Under the provisions of the new guidance, we elected to account for forfeitures as they occur, and using the required modified retrospective adoption, the impact to retained earnings was immaterial. We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented. As a result of this retrospective application, our cash provided by operating activities increased by $0.5 million for the three months ended March 31, 2016, and our cash provided by financing activities decreased by $0.5 million for the three months ended March 31, 2016.
In November 2016, the FASB released ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented in the statement of cash flows. The amendments in this update should be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this update to have any material impact on our financial position, cash flows, or disclosures.
In January 2017. the FASB released ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application permitted. No disclosures are required at transition. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.
In January 2017. the FASB released ASU 2017-04, Intangibles - Goodwill and Other (Topic 805): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the Step 2 calculation for the implied fair value of goodwill to measure a goodwill impairment charge. Under the updated standard, an entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows an entity to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This update is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.
NOTE 2. ACQUISITIONS
Alphatec International
On September 1, 2016 (the “Closing Date”), Globus Medical Ireland, Ltd. (“Globus Ireland”), a private limited company existing under the laws of Ireland and an indirect wholly-owned subsidiary of Globus, acquired from Alphatec Holdings, Inc., a Delaware corporation (“Alphatec”) (i) substantially all of the assets and certain liabilities of Alphatec’s subsidiaries in the United Kingdom, Italy, the Netherlands, Germany and Hong Kong and (ii) all of the outstanding equity interests of Alphatec’s subsidiaries in Japan, Brazil, China, Singapore and Australia (“Alphatec International”) pursuant to a Purchase and Sale Agreement entered into on July 25, 2016 (the “Purchase Agreement” and the “Acquisition”). The aggregate consideration for the transaction was approximately $77.8 million in cash, subject to customary adjustment after closing for certain working capital items as provided in the Purchase Agreement.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2017, we recorded the following preliminary purchase price allocation for the identifiable tangible and intangible assets and liabilities of Alphatec International:

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
The following unaudited pro forma information is based on our historical data and our assumptions for consolidated results of operations, and gives effect to our acquisition of Alphatec International as if the acquisition had occurred on January 1, 2015. These unaudited pro forma results include adjustments having a continuing impact on our condensed consolidated statements of income. These adjustments primarily consist of: adjustments to the fair value of inventory, adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangibles, interest income and adjustments to tax expense based on condensed consolidated pro forma results. These results have been prepared using assumptions our management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2015, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to operating synergies that we may realize as a result of the acquisition.

Three Months Ended
(pro forma, in thousands, except per share amounts)	March 31, 2016

Net sales	$151,153
Net income	29,456

Earnings per share:
Basic	$0.31
Diluted	$0.31

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
On March 30, 2017 we entered into a First Amendment to the Credit Agreement which modified the time periods during which the Alphatec Borrowers are required to calculate the fixed charge coverage ratio in order to determine compliance with the Credit Agreement.
Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest payments will not be collected according to the note agreement. As of March 31, 2017, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.
NOTE 4. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		March 31, 2017
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$20,460	$—	$20,460
Supplier network	10.0	4,000	(967)	3,033
Customer relationships & other intangibles	6.8	42,452	(6,934)	35,518
Patents	16.1	3,035	(703)	2,332
Total intangible assets		$69,947	$(8,604)	$61,343

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		December 31, 2016
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$20,460	$—	$20,460
Supplier network	10.0	4,000	(867)	3,133
Customer relationships & other intangibles	6.8	40,936	(5,201)	35,735
Patents	16.1	3,035	(657)	2,378
Total intangible assets		$68,431	$(6,725)	$61,706
NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		March 31, 2017
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$98,486	$16	$(27)	$98,475
Corporate debt securities	Less than 1	27,783	18	(8)	27,793
Commercial paper	Less than 1	16,035	2	—	16,037
Asset-backed securities	Less than 1	1,358	—	—	1,358
Total short-term marketable securities		$143,662	$36	$(35)	$143,663

Long-term:
Municipal bonds	1-2	$25,705	$8	$(27)	$25,686
Corporate debt securities	1-2	23,167	7	(35)	23,139
Asset-backed securities	1-2	9,265	1	(4)	9,262
Securities of U.S. government-sponsored agencies	1-2	5,001	—	(22)	4,979
Total long-term marketable securities		$63,138	$16	$(88)	$63,066

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		December 31, 2016
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$114,826	$2	$(88)	$114,740
Corporate debt securities	Less than 1	36,020	21	(4)	36,037
Commercial paper	Less than 1	6,898	—	(2)	6,896
Total short-term marketable securities		$157,744	$23	$(94)	$157,673

Long-term:
Municipal bonds	1-2	$30,207	$—	$(137)	$30,070
Corporate debt securities	1-2	15,278	9	(40)	15,247
Asset-backed securities	1-2	10,146	6	(1)	10,151
Securities of U.S. government-sponsored agencies	1-2	5,002	—	(26)	4,976
Total long-term marketable securities		$60,633	$15	$(204)	$60,444
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	March 31, 2017	Level 1	Level 2	Level 3
Assets
Cash equivalents	$103,327	$986	$102,341	$—
Municipal bonds	124,161	—	124,161	—
Corporate debt securities	50,932	—	50,932	—
Commercial paper	16,037	—	16,037	—
Asset-backed securities	10,620	—	10,620	—
Securities of U.S. government-sponsored agencies	4,979	—	4,979	—

Liabilities
Contingent consideration	15,326	—	—	15,326

	Balance at
(In thousands)	December 31, 2016	Level 1	Level 2	Level 3
Assets
Cash equivalents	$76,157	$957	$75,200	$—
Municipal bonds	144,810	—	144,810	—
Corporate debt securities	51,284	—	51,284	—
Commercial paper	6,896	—	6,896	—
Asset-backed securities	10,151	—	10,151	—
Securities of U.S. government-sponsored agencies	4,976	—	4,976	—

Liabilities
Contingent consideration	19,849	—	—	19,849
Our marketable securities are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.
Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within business acquisition liabilities on our condensed consolidated balance sheets, and the changes in the fair value of contingent consideration are recognized within research and development and selling, general and administrative expenses in the condensed consolidated statements of income.
The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value at
(In thousands)	March 31, 2017	Valuation technique	Unobservable input	Range
			Discount rate	6.7%	-	8.5%
Revenue-based payments	$10,451	Discounted cash flow	Probability of payment	87.0%	-	97.5%
			Projected year of payment	2017	-	2029

			Discount rate	13.5%
Milestone-based payments	$4,875	Discounted cash flow	Probability of payment	100.0%
			Projected year of payment	2017
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Beginning balance	$19,849	$26,617
Contingent payments	(5,001)	(5,000)
Changes in fair value of contingent consideration	478	643
Ending balance	$15,326	$22,260
NOTE 7. INVENTORIES

(In thousands)	March 31, 2017	December 31, 2016
Raw materials	$13,507	$13,257
Work in process	13,684	10,747
Finished goods	85,846	88,688
Total inventories	$113,037	$112,692
NOTE 8. ACCRUED EXPENSES

(In thousands)	March 31, 2017	December 31, 2016
Compensation and other employee-related costs	$17,615	$23,214
Legal and other settlements and expenses	1,387	734
Accrued non-income taxes	6,015	6,946
Royalties	4,758	4,671
Other	7,634	10,836
Total accrued expenses	$37,409	$46,401

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2017. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2017, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty. We expect to extend the maturity date of our revolving credit facility in May 2017.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
March 31, 2017	72,199,555	23,877,556	96,077,111
December 31, 2016	72,052,360	23,877,556	95,929,916
The following table summarizes changes in total equity:

Three Months Ended
(In thousands)	March 31, 2017
Total equity, beginning of period	$832,078
Net income	28,714
Stock-based compensation cost	3,542
Exercise of stock options	1,990
Other comprehensive income	2,561
Total equity, end of period	$868,885

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2016	$(167)	$(8,475)	$(8,642)
Other comprehensive income before reclassifications	166	2,441	2,607
Amounts reclassified from accumulated other comprehensive income, net of tax	(46)	—	(46)
Other comprehensive income, net of tax	120	2,441	2,561
Accumulated other comprehensive loss, net of tax, at March 31, 2017	$(47)	$(6,034)	$(6,081)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2015	$(119)	$(1,839)	$(1,958)
Other comprehensive income before reclassifications	224	81	305
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax	224	81	305
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2016	$105	$(1,758)	$(1,653)
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to 10,769,230 shares. The shares of Class A Common stock issuable under the 2012 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.
As of March 31, 2017, pursuant to the 2012 Plan, there were 14,887,393 shares of Class A Common stock reserved and 6,323,262 shares of Class A Common stock available for future grants.
The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Weighted average grant date fair value per share	$8.34	$7.81
Stock option activity during the three months ended March 31, 2017 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2016	7,741	$21.08
Granted	1,460	26.23
Exercised	(147)	13.52
Forfeited	(183)	23.65
Outstanding at March 31, 2017	8,871	$21.98	7.7	$67,736
Exercisable at March 31, 2017	3,867	$18.40	6.3	$43,391
Expected to vest at March 31, 2017	5,003	$24.75	8.9	$24,346
The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Intrinsic value of stock options exercised	$1,890	$2,731

Stock-based compensation expense	$3,491	$2,770
Net stock-based compensation capitalized into inventory	51	71
Total stock-based compensation cost	$3,542	$2,841
As of March 31, 2017, there was $35.9 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

is obtained, or as the tax environment changes. Should facts and circumstances change during a quarter causing a material change to the estimated effective income tax rate, a cumulative adjustment is recorded.
The following table provides a summary of our effective tax rate:

	Three Months Ended
	March 31, 2017	March 31, 2016
Effective income tax rate	32.3%	35.8%
The period over period change in the effective income tax rate for the three months ended is primarily driven by a one-time charge from the reorganization of our domestic legal structure for the period ended March 31, 2016 and a benefit from the adoption of ASU 2016-09 for the period ended March 31, 2017.
NOTE 13. COMMITMENTS AND CONTINGENCIES
We are involved in a number of proceedings, legal actions, and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, we believe it is possible that costs associated with them could have a material adverse impact on our condensed consolidated earnings, financial position or cash flows.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Stern Litigation
On February 17, 2016, Joseph D. Stern filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. Stern alleges that Globus willfully infringes one or more claims of three patents by making, using, offering for sale or selling the Xtend® products. On October 10, 2016, Stern amended the accused products to further include our Providence®, VIP®, Unify®, and Assure® products. On March 28, 2017, one patent was dismissed with prejudice and our PROVIDENCE®, VIP®, UNIFY®, and ASSURE® products are no longer being accused of infringement. Stern seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
United States	$129,663	$127,560
International	26,146	11,704
Total sales	$155,809	$139,264

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Innovative Fusion	$81,872	$70,046
Disruptive Technology	73,937	69,218
Total sales	$155,809	$139,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report.
Unless otherwise noted, the figures in the following discussions are unaudited.
Overview
We are a medical device company focused on the design, development and commercialization of musculoskeletal implants. We are currently focused on implants that promote healing in patients with spine disorders. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 170 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches. Development efforts for our robotic surgical navigation system and products to treat patients who have experienced orthopedic trauma are ongoing.  We expect to begin selling orthopedic trauma and robotic products later in 2017.
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
We define Disruptive Technologies as those that represent a significant shift in the treatment of spine disorders by allowing for novel surgical procedures, improvements to existing surgical procedures and/or the treatment of spine disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help patients avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives, including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products; regenerative biologics technologies; and interventional pain management solutions, including treatments for vertebral compression fractures.
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
During the three months ended March 31, 2017, (which includes the results since the acquisition date of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec

International,”)), our international sales accounted for approximately 17% of our total sales. We sell our products in 53 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Results of Operations
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
Innovative Fusion	$81,872	$70,046	$11,826	16.9%
Disruptive Technology	73,937	69,218	4,719	6.8%
Total sales	$155,809	$139,264	$16,545	11.9%
The growth in Disruptive Technology of $4.7 million was due primarily to sales of expandable interbody products, minimally invasive products and regenerative biologics products launched during the past three years. Innovative Fusion sales increased by $11.8 million primarily as a result of increases from Alphatec International sales, which were offset partially by pricing pressure.

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
United States	$129,663	$127,560	$2,103	1.6%
International	26,146	11,704	14,442	123.4%
Total sales	$155,809	$139,264	$16,545	11.9%
In the United States, the increase in sales of $2.1 million was due primarily to one more selling day in the three months ended March 31, 2017 than the comparable period in the prior year.
Internationally, the increase in sales of $14.4 million was due primarily to Alphatec International sales. On a constant currency basis, our international sales grew $14.8 million, or by 126.5%, due to expansion into new international territories and higher sales of our expandable interbody products. Our worldwide sales increased 12.1% on a constant currency basis.

Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
Cost of goods sold	$35,600	$31,519	$4,081	12.9%
Percentage of sales	22.8%	22.6%
The $4.1 million net increase in cost of goods sold was due primarily to higher volumes and product mix of $6.7 million, which was partially offset by $2.6 million of net decreases in expenses including the continued favorable impact of in-house manufacturing, a vendor refund, net impact of depreciation and instrument scrap, and other expenses.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
Research and development	$10,666	$10,030	$636	6.3%
Percentage of sales	6.8%	7.2%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group, for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
Selling, general and administrative	$67,059	$53,798	$13,261	24.6%
Percentage of sales	43.0%	38.6%
The increase in selling, general and administrative expenses was primarily due to an increase of $8.7 million of costs to support the Alphatec International sales, building the Emerging Technologies salesforce, and increases in the US salesforce expenses. In addition, there were increases of $4.6 million of costs related to general and administrative compensation costs, audit fees, bad debt expense, depreciation, legal fees and other costs.
Amortization of Intangibles

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
Amortization of intangibles	$1,782	$392	$1,390	354.6%
Percentage of sales	1.1%	0.3%
The increase in the amortization of intangibles is due to primarily due to the customer relationships acquired as part of the Alphatec International acquisition.

Acquisition Related Costs

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
Acquisition related costs	$388	$674	$(286)	(42.4)%
Percentage of sales	0.2%	0.5%
The decrease in acquisition related costs is due primarily to the avoidance of current year quarter costs resulting from the non-cash settlement of certain business acquisition liabilities during the prior year.
Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
Other income, net	$2,100	$760	$1,340	176.3%
Percentage of sales	1.3%	0.5%
The increase in other income, net, was due primarily to increases in interest income from the note receivable with Alphatec Spine, Inc., along with increases in foreign exchange transaction gains during the current quarter.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2017	March 31, 2016	$	%
Income tax provision	$13,700	$15,601	$(1,901)	(12.2)%
Effective income tax rate	32.3%	35.8%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by a one-time charge from the reorganization of our domestic legal structure for the period ended March 31, 2016 and a benefit from the adoption of ASU 2016-09 for the period ended March 31, 2017.
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, and acquisition related costs, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related costs represents the change in fair value of business-acquisition-related contingent consideration; costs related to integrating recently acquired businesses including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition- related professional fees.
The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(In thousands, except percentages)	March 31, 2017	March 31, 2016
Net Income	$28,714	$28,010
Interest income, net	(1,418)	(496)
Provision for income taxes	13,700	15,601
Depreciation and amortization	12,240	6,676
EBITDA	53,236	49,791
Stock-based compensation expense	3,491	2,770
Acquisition related costs, COGS	698	—
Acquisition related costs	388	674
Adjusted EBITDA	$57,813	$53,235

Net income as a percentage of sales	18.4%	20.1%
Adjusted EBITDA as a percentage of sales	37.1%	38.2%
In addition, for the period ended March 31, 2017 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.
We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs, and the tax effects of such adjustments, which we believe is not reflective of underlying business trends.
The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Net income	$28,714	$28,010
Amortization of intangibles	1,782	392
Acquisition related costs	1,086	674
Tax effect of adjusting items	(926)	(382)
Non-GAAP net income	$30,656	$28,694

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended
(Per share amounts)	March 31, 2017	March 31, 2016
Diluted earnings per share, as reported	$0.30	$0.29
Amortization of intangibles	0.02	—
Acquisition related costs	0.01	0.01
Tax effect of adjusting items	(0.01)	—
Non-GAAP diluted earnings per share	$0.32	$0.30
We also define the non-GAAP measure of Free Cash Flow as the net cash provided by operating activities, adjusted for the impact of restricted cash, less the cash impact of purchases of property and equipment. We believe that this financial measure provides meaningful information for evaluating our overall liquidity for comparative periods as it facilitates an assessment of funds available to satisfy current and future obligations and fund acquisitions.
Below is a reconciliation of net cash provided by operating activities as computed in accordance with U.S. GAAP to Free Cash Flow for the periods presented.

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Net cash provided by operating activities	$53,449	$55,557
Adjustment for impact of restricted cash	—	(15,668)
Purchases of property and equipment	(11,533)	(9,366)
Free cash flow	$41,916	$30,523
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

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	March 31, 2017	March 31, 2016
United States	$129,663	$127,560	1.6%	—	1.6%
International	26,146	11,704	123.4%	$(364)	126.5%
Total sales	$155,809	$139,264	11.9%	$(364)	12.1%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		Change
(In thousands)	March 31, 2017	March 31, 2016	$
Net cash provided by operating activities	$53,449	$55,557	$(2,108)
Net cash used in investing activities	(963)	(36,120)	35,157
Net cash (used in)/provided by financing activities	(3,011)	1,595	(4,606)
Effect of foreign exchange rate changes on cash	321	91	230
Increase in cash and cash equivalents	$49,796	$21,123	$28,673
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities was due primarily to the recovery of a portion of our restricted cash related to the DePuy Synthes settlement on January 13, 2016, increases in accounts receivables and increased inventory purchases, which were offset partially by decrease in prepaids and other assets and increases in accrued expenses.
Cash Used in Investing Activities
The decrease in net cash used in investing activities was due primarily to the current year period decreases in net cash invested in marketable securities.
Cash Used in Financing Activities
The increase in cash used in financing activities was the result of the current year’s presentation of a contingent consideration payment, whereas the prior year’s payment was presented as a reduction of accrued expenses in operating activities.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$182,435	$132,639
Short-term marketable securities	143,663	157,673
Long-term marketable securities	63,066	60,444
Total cash, cash equivalents and marketable securities	$389,164	$350,756

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$465,530	$433,874
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2017. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2017, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty. We expect to extend the maturity date of our revolving credit facility in May 2017.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of March 31, 2017. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Recently Issued Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (i) Recently Issued Accounting Pronouncements” above.
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to successfully integrate the international operations acquired from Alphatec, both in general and on our anticipated timeline, our ability to transition Alphatec’s international customers to Globus Medical products, our ability to realize the expected benefits to our results from the Alphatec acquisition, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), particularly those set forth under “Item 1A, Risk Factors” of the Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As disclosed on our Form 10-K, as of December 31, 2016, we self-identified material weakness in our internal control over financial reporting related to the computation of non-cash activities in depreciation and scrap expense of instruments and cases and immediately began remediation efforts. Based on their evaluation of our disclosure controls and procedures and our continued remediation efforts related to the self-identified material weakness noted above, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
As disclosed on our Form 10-K, management has implemented remediation efforts to address the self-identified material weakness in the computation of non-cash activities in depreciation and scrap expenses of instruments and cases for the year ended December 31, 2016. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall control environment. Our plan includes the following steps:

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
There was no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of proceedings, legal actions and claims.  Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 13. Commitments and Contingencies” above.
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

2.1*
Second Amendment to Purchase and Sale Agreement and First Amendment to Product Manufacture and Supply Agreement, dated as of February 9, 2017, by and among Globus Medical Ireland, Ltd., and Alphatec Holdings, Inc.

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

GLOBUS MEDICAL, INC.

Dated:	May 4, 2017	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2017	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

2.1*
Second Amendment to Purchase and Sale Agreement and First Amendment to Product Manufacture and Supply Agreement, dated as of February 9, 2017, by and among Globus Medical Ireland, Ltd., and Alphatec Holdings, Inc.

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