Form 10-Q
period 2017-06-30
GLOBUS MEDICAL INC
filed 2017-08-03
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of July 31, 2017 was 96,291,880 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$149,669	$132,639
Restricted cash	478	477
Short-term marketable securities	162,520	157,673
Accounts receivable, net of allowances of $3,645 and $2,771, respectively	95,489	91,983
Inventories	111,108	112,692
Prepaid expenses and other current assets	5,879	14,502
Income taxes receivable	9,986	3,800
Total current assets	535,129	513,766
Property and equipment, net of accumulated depreciation of $181,223 and $166,711, respectively	130,123	124,229
Long-term marketable securities	60,932	60,444
Note receivable	30,000	30,000
Intangible assets, net	90,036	61,706
Goodwill	112,769	105,926
Other assets	1,051	928
Deferred income taxes	34,974	30,638
Total assets	$995,014	$927,637

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,291	$17,472
Accrued expenses	41,707	46,401
Income taxes payable	1,400	1,911
Business acquisition liabilities, current	9,663	14,108
Total current liabilities	69,061	79,892
Business acquisition liabilities, net of current portion	10,676	5,972
Deferred income taxes	8,175	7,876
Other liabilities	1,802	1,819
Total liabilities	89,714	95,559
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 72,411 and 72,052 shares at June 30, 2017 and December 31, 2016, respectively	72	72
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at June 30, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	224,796	211,725
Accumulated other comprehensive loss	(5,872)	(8,642)
Retained earnings	686,280	628,899
Total equity	905,300	832,078
Total liabilities and equity	$995,014	$927,637
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales	$152,390	$137,489	$308,199	$276,753
Cost of goods sold	37,199	32,731	72,799	64,250
Gross profit	115,191	104,758	235,400	212,503

Operating expenses:
Research and development	10,713	10,594	21,379	20,624
Selling, general and administrative	64,438	53,312	131,497	107,110
Provision for litigation	243	3,056	243	3,056
Amortization of intangibles	1,809	397	3,591	789
Acquisition related costs	617	(519)	1,005	155
Total operating expenses	77,820	66,840	157,715	131,734

Operating income	37,371	37,918	77,685	80,769

Other income, net
Interest income, net	1,590	602	3,008	1,098
Foreign currency transaction gain/(loss)	448	(309)	996	(201)
Other income	148	125	282	281
Total other income, net	2,186	418	4,286	1,178

Income before income taxes	39,557	38,336	81,971	81,947
Income tax provision	10,890	12,530	24,590	28,131

Net income	$28,667	$25,806	$57,381	$53,816

Earnings per share:
Basic	$0.30	$0.27	$0.60	$0.56
Diluted	$0.29	$0.27	$0.59	$0.56
Weighted average shares outstanding:
Basic	96,161	95,585	96,079	95,491
Dilutive stock options	1,657	841	1,404	868
Diluted	97,818	96,426	97,483	96,359

Anti-dilutive stock options excluded from weighted average calculation	2,017	5,469	3,887	5,338

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$28,667	$25,806	$57,381	$53,816
Other comprehensive income/(loss):
Unrealized gain on marketable securities, net of tax	23	60	143	284
Foreign currency translation gain/(loss)	186	(143)	2,627	(62)
Total other comprehensive income/(loss)	209	(83)	2,770	222
Comprehensive income	$28,876	$25,723	$60,151	$54,038

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$57,381	$53,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,935	13,698
Amortization of premium on marketable securities	1,855	2,085
Write-down for excess and obsolete inventories	4,962	4,536
Stock-based compensation expense	7,062	5,690
Allowance for doubtful accounts	958	148
Change in fair value of contingent consideration	811	—
Change in deferred income taxes	(4,238)	1,625
(Increase)/decrease in:
Restricted cash	(1)	14,884
Accounts receivable	(3,172)	2,624
Inventories	(4,652)	(3,812)
Prepaid expenses and other assets	8,506	1,114
Increase/(decrease) in:
Accounts payable	(1,660)	(1,707)
Accrued expenses and other liabilities	(4,497)	(10,078)
Income taxes payable/receivable	(6,825)	(5,796)
Net cash provided by operating activities	79,425	78,827

Cash flows from investing activities:
Purchases of marketable securities	(119,196)	(172,886)
Maturities of marketable securities	102,733	129,495
Sales of marketable securities	9,503	16,602
Purchases of property and equipment	(25,061)	(20,142)
Acquisition of businesses, net of cash acquired	(31,501)	—
Net cash used in investing activities	(63,522)	(46,931)

Cash flows from financing activities:
Payment of business acquisition liabilities	(5,234)	(400)
Proceeds from exercise of stock options	5,911	3,575
Net cash provided by financing activities	677	3,175

Effect of foreign exchange rate on cash	450	119

Net increase in cash and cash equivalents	17,030	35,190
Cash and cash equivalents, beginning of period	132,639	60,152
Cash and cash equivalents, end of period	$149,669	$95,342

Supplemental disclosures of cash flow information:
Interest paid	21	2
Income taxes paid	$35,475	$32,214
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused on the design, development and commercialization of musculoskeletal solutions.  We are currently focused on implants that promote healing in patients with spine disorders.  We are developing a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas.  Our development efforts in these areas are ongoing and have not been cleared by the U.S. Food and Drug Administration for sale. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 170 products and offer a product portfolio addressing a broad array of spinal pathologies.
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
(e) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the DePuy Synthes and Bianco litigation. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. On January 13, 2016, we settled our litigation with DePuy Synthes and made a payment of $7.9 million and recovered approximately $8.4 million related to that settlement shortly thereafter. As of June 30, 2017, we have $0.5 million of restricted cash remaining related to the Bianco matter. See “Note 13. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of June 30, 2017. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
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
(h) Property and Equipment
Purchases of property and equipment included in accounts payable were $5.7 million and $2.3 million during the six months ended June 30, 2017 and June 30, 2016, respectively.
(i) Revenue Recognition
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
(j) Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance in former Topic 605, Revenue Recognition, and most other existing revenue guidances in US GAAP. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted prior to the first quarter of 2017. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application). This update will not have a material impact on our financial position or results of operations.  The updated guidance will require additional disclosure regarding our revenue transactions.
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
ASU 2016-09 requires that all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. The adoption of this provision is required to be applied using a prospective transition method, therefore prior period net income has not been adjusted. Under the provisions of the new guidance, we elected to account for forfeitures as they occur, and using the required modified retrospective adoption, the impact to retained earnings was immaterial. We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented. As a result of this retrospective application, our cash provided by operating activities increased by $0.8 million for the six months ended June 30, 2016, and our cash provided by financing activities decreased by $0.8 million for the six months ended June 30, 2016.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In January 2017, the FASB released ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application permitted. No disclosures are required at transition. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.
In January 2017, the FASB released ASU 2017-04, Intangibles - Goodwill and Other (Topic 805): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the Step 2 calculation for the implied fair value of goodwill to measure a goodwill impairment charge. Under the updated standard, an entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows an entity to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This update is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.
In May 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the changes to terms or conditions of a share based payment award that requires application of modification accounting under Topic 718. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. This update is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted and prospective application is required for awards modified on or after the adoption date. This update will not have a material impact on our financial position, results of operations or disclosures.

NOTE 2. ACQUISITIONS
KB Medical
On June 13, 2017, we acquired KB Medical SA (“KB Medical”), a Swiss-based robotic developer, to further bolster our development team, intellectual property, and product portfolio. We have included the financial results of KB Medical in our consolidated financial statements from the acquisition date, and the results from KB Medical were not material to our consolidated financial statements. The fair value of the consideration for this acquisition was approximately $31.5 million of cash paid at closing, plus a potential $4.9 million contingent consideration payment based on product development milestones. We recorded $31.0 million of identifiable net assets, based on their estimated fair values, and goodwill of $5.4 million. None of the goodwill is expected to be deductible for tax purposes.
As of June 30, 2017, the maximum aggregate undiscounted amount of contingent consideration potentially payable related to this acquisition is $5.2 million.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisition during the second quarter of fiscal 2017 were based upon preliminary calculations and valuations, and our estimates and assumptions for this acquisition are subject to change as we obtain additional information during the respective measurement period. The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, including the valuation of the contingent consideration, identifiable intangible assets, and goodwill. We expect to complete our final purchase price allocations in late 2017.
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
We accounted for the acquisition under the purchase method of accounting, and as a result, recorded preliminary goodwill of approximately $15.8 million. The results of operations of Alphatec International have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on preliminary purchase price allocations and on certain management judgments. These preliminary allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. During the quarter ended June 30, 2017, we refined the valuation of our acquired inventory based on updated sales trends. The final purchase price allocations will be completed after we review all available data, and complete our own internal assessments. We expect to complete our final purchase price allocations in the third quarter of 2017. Any additional adjustments resulting from finalization of the purchase price allocations for Alphatec International will affect the amount assigned to goodwill. Based on our preliminary purchase price allocations, we estimate that $9.8 million of the goodwill from this acquisition is deductible for tax purposes.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2017, we recorded the following preliminary purchase price allocation for the identifiable tangible and intangible assets and liabilities of Alphatec International:

(In thousands)
Consideration:
Cash paid at closing	$80,000
Net working capital adjustment due	(2,217)
Fair value of consideration	$77,783

Identifiable assets acquired and liabilities assumed:
Cash acquired	$4,010
Accounts receivable	12,402
Inventory	9,557
Customer relationships	38,800
Property and equipment	4,800
Deferred tax assets	1,436
Other assets	8,092
Accounts payable and accrued expenses	(8,119)
Deferred tax liabilities	(9,002)
Total identifiable net assets	61,976

Goodwill	15,807
Total allocated purchase price	$77,783
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

	Three Months Ended	Six Months Ended
(pro forma, in thousands, except per share amounts)	June 30, 2016	June 30, 2016

Net sales	$149,379	$300,532
Net income	27,252	56,708

Earnings per share:
Basic	$0.29	$0.59
Diluted	$0.28	$0.59

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
The Credit Agreement contains customary operational and financial covenants, including a fixed charge coverage ratio to be maintained by the Alphatec Borrowers, and provides us with a security interest in all of the assets of the Alphatec Borrowers. The Credit Agreement has a scheduled maturity date five years from the Closing Date. The term loan interest rate for the first two years following the Closing Date is priced at the London Interbank Offered Rate (“LIBOR”) plus 8.0%, subject to a 9.5% floor. The term loan interest rate thereafter will be LIBOR plus 13.0%.
On March 30, 2017, we entered into a First Amendment to the Credit Agreement which modified the time periods during which the Alphatec Borrowers are required to calculate the fixed charge coverage ratio in order to determine compliance with the Credit Agreement.
Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest payments will not be collected according to the note agreement. As of June 30, 2017, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.
NOTE 4. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		June 30, 2017
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$46,191	$—	$46,191
Supplier network	10.0	4,000	(1,067)	2,933
Customer relationships & other intangibles	6.8	42,139	(8,557)	33,582
Patents	16.7	8,080	(750)	7,330
Total intangible assets		$100,410	$(10,374)	$90,036

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		December 31, 2016
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$20,460	$—	$20,460
Supplier network	10.0	4,000	(867)	3,133
Customer relationships & other intangibles	6.8	40,936	(5,201)	35,735
Patents	16.1	3,035	(657)	2,378
Total intangible assets		$68,431	$(6,725)	$61,706
NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		June 30, 2017
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$82,729	$11	$(14)	$82,726
Corporate debt securities	Less than 1	39,974	15	(18)	39,971
Commercial paper	Less than 1	39,502	3	(4)	39,501
Asset-backed securities	Less than 1	322	—	—	322
Total short-term marketable securities		$162,527	$29	$(36)	$162,520

Long-term:
Municipal bonds	1-2	$19,051	$9	$(6)	$19,054
Corporate debt securities	1-2	29,603	20	(23)	29,600
Asset-backed securities	1-2	7,304	—	(2)	7,302
Securities of U.S. government-sponsored agencies	1-2	5,001	—	(25)	4,976
Total long-term marketable securities		$60,959	$29	$(56)	$60,932

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	June 30, 2017	Level 1	Level 2	Level 3
Assets
Cash equivalents	$87,749	$2,120	$85,629	$—
Municipal bonds	101,780	—	101,780	—
Corporate debt securities	69,571	—	69,571	—
Commercial paper	39,501	—	39,501	—
Asset-backed securities	7,624	—	7,624	—
Securities of U.S. government-sponsored agencies	4,976	—	4,976	—

Liabilities
Contingent consideration	20,339	—	—	20,339

	Balance at
(In thousands)	December 31, 2016	Level 1	Level 2	Level 3
Assets
Cash equivalents	$76,157	$957	$75,200	$—
Municipal bonds	144,810	—	144,810	—
Corporate debt securities	51,284	—	51,284	—
Commercial paper	6,896	—	6,896	—
Asset-backed securities	10,151	—	10,151	—
Securities of U.S. government-sponsored agencies	4,976	—	4,976	—

Liabilities
Contingent consideration	19,849	—	—	19,849
Our marketable securities are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.
Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within business acquisition liabilities on our condensed consolidated balance sheets, and the changes in the fair value of contingent consideration are recognized within acquisition related costs in the condensed consolidated statements of income. As part of the KB Medical acquisition during the second quarter, we incurred a milestone-based contingent consideration liability.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2016:

	Fair Value at
(In thousands)	June 30, 2017	Valuation technique	Unobservable input	Range
			Discount rate	6.7%	-	8.5%
Revenue-based payments	$10,784	Discounted cash flow	Probability of payment	87.0%	-	97.5%
			Projected year of payment	2017	-	2029

			Discount rate	4.4%	-	13.5%
Milestone-based payments	$9,555	Discounted cash flow	Probability of payment	100.0%
			Projected year of payment	2017	-	2018
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance	$15,326	$22,260	$19,849	$26,617
Purchase price contingent consideration	4,871	—	4,871	—
Currency translation loss	42	—	42	—
Contingent payments	(233)	(1)	(5,234)	(5,001)
Non-cash settlement of certain contingent consideration	—	(1,522)	—	(1,522)
Changes in fair value of contingent consideration	333	1,794	811	2,437
Ending balance	$20,339	$22,531	$20,339	$22,531
NOTE 7. INVENTORIES

(In thousands)	June 30, 2017	December 31, 2016
Raw materials	$18,088	$13,257
Work in process	10,591	10,747
Finished goods	82,429	88,688
Total inventories	$111,108	$112,692

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8. ACCRUED EXPENSES

(In thousands)	June 30, 2017	December 31, 2016
Compensation and other employee-related costs	$20,389	$23,214
Legal and other settlements and expenses	1,397	734
Accrued non-income taxes	6,159	6,946
Royalties	5,260	4,671
Other	8,502	10,836
Total accrued expenses	$41,707	$46,401
NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2018. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2017, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
June 30, 2017	72,411,343	23,877,556	—	96,288,899
December 31, 2016	72,052,360	23,877,556	—	95,929,916

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes changes in total equity:

Six Months Ended
(In thousands)	June 30, 2017
Total equity, beginning of period	$832,078
Net income	57,381
Stock-based compensation cost	7,160
Exercise of stock options	5,911
Other comprehensive income	2,770
Total equity, end of period	$905,300
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2016	$(167)	$(8,475)	$(8,642)
Other comprehensive income before reclassifications	145	2,627	2,772
Amounts reclassified from accumulated other comprehensive income, net of tax	(2)	—	(2)
Other comprehensive income, net of tax	143	2,627	2,770
Accumulated other comprehensive loss, net of tax, at June 30, 2017	$(24)	$(5,848)	$(5,872)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2015	$(119)	$(1,839)	$(1,958)
Other comprehensive income before reclassifications	284	(62)	222
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax	284	(62)	222
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2016	$165	$(1,901)	$(1,736)
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
As of June 30, 2017, pursuant to the 2012 Plan, there were 14,887,393 shares of Class A Common stock reserved and 6,284,390 shares of Class A Common stock available for future grants.
The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted average grant date fair value per share	$9.89	$7.76	$8.49	$7.80
Stock option activity during the six months ended June 30, 2017 is summarized as follows:

	Option Shares(thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2016	7,741	$21.08
Granted	1,609	26.66
Exercised	(359)	16.60
Forfeited	(293)	23.86
Outstanding at June 30, 2017	8,698	$22.20	7.6	$95,216
Exercisable at June 30, 2017	4,019	$18.93	6.2	$57,140
Expected to vest at June 30, 2017	4,678	$25.01	8.8	$38,076

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Intrinsic value of stock options exercised	$2,870	$1,895	$4,760	$4,626

Stock-based compensation expense	$3,571	$2,920	$7,062	$5,690
Net stock-based compensation capitalized into inventory	47	69	98	140
Total stock-based compensation cost	$3,618	$2,989	$7,160	$5,830
As of June 30, 2017, there was $33.1 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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
The following table provides a summary of our effective tax rate:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Effective income tax rate	27.5%	32.7%	30.0%	34.3%
The period over period change in the effective income tax rate for the three and six months ended June 30, 2017 is primarily driven by a benefit derived from the recording of historical foreign tax credits and the adoption of ASU 2016-09 in the period ended June 30, 2017. Additionally for the six months ended June 30, 2016, a one-time charge from the reorganization of our domestic legal structure impacted the overall rate.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
United States	$126,271	$124,716	$255,934	$252,276
International	26,119	12,773	52,265	24,477
Total sales	$152,390	$137,489	$308,199	$276,753

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Innovative Fusion	$79,866	$69,442	$161,738	$139,488
Disruptive Technology	72,524	68,047	146,461	137,265
Total sales	$152,390	$137,489	$308,199	$276,753

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
We define Disruptive Technologies as those that represent a significant shift in the treatment of spine disorders by allowing for novel surgical procedures, improvements to existing surgical procedures and/or the treatment of spine disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help patients avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical techniques, as well as new treatment alternatives, including motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products; regenerative biologics technologies; and interventional pain management solutions, including treatments for vertebral compression fractures.
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
During the six months ended June 30, 2017, (which includes the results since the acquisition date of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec International,”)),

our international sales accounted for approximately 17% of our total sales. We have sold our products in 53 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Results of Operations
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Innovative Fusion	$79,866	$69,442	$10,424	15.0%
Disruptive Technology	72,524	68,047	4,477	6.6%
Total sales	$152,390	$137,489	$14,901	10.8%
The growth in Innovative Fusion of $10.4 million was due primarily to increases from Alphatec International sales, which were offset partially by pricing pressure. Disruptive Technology sales increased $4.5 million due primarily to sales of expandable interbody, minimally invasive and regenerative biologics products launched during the past three years.

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
United States	$126,271	$124,716	$1,555	1.2%
International	26,119	12,773	13,346	104.5%
Total sales	$152,390	$137,489	$14,901	10.8%
In the United States, the increase in sales of $1.6 million was due primarily to increased market penetration in existing territories, which was offset partially by one less selling day in the three months ended June 30, 2017 than the comparable period in the prior year.
Internationally, the increase in sales of $13.3 million was due primarily to Alphatec International sales. On a constant currency basis, our international sales grew $13.6 million, or by 106.6%, due to expansion into new international territories and higher sales of our expandable interbody products. Our worldwide sales increased 11.0% on a constant currency basis.

Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Cost of goods sold	$37,199	$32,731	$4,468	13.7%
Percentage of sales	24.4%	23.8%
The $4.5 million net increase in cost of goods sold was due primarily to higher volumes and product mix of $5.1 million, which was partially offset by $0.6 million of net decreases in expenses, which included the continued favorable impact of in-house manufacturing and other expenses.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Research and development	$10,713	$10,594	$119	1.1%
Percentage of sales	7.0%	7.7%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group, for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Selling, general and administrative	$64,438	$53,312	$11,126	20.9%
Percentage of sales	42.3%	38.8%
The increase in selling, general and administrative expenses was primarily due to an increase of $8.8 million of costs to support the Alphatec International sales, building the Emerging Technologies sales force, and increases in the U.S. sales force expenses. In addition, there were cost increases of $2.3 million related to general and administrative compensation costs and other costs.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Provision for litigation	$243	$3,056	$(2,813)	(92)%
Percentage of sales	0.2%	2.2%
The decrease in the provision for litigation, which includes settlement and verdict costs, was due to the timing and amount of settlements between the two periods.

Amortization of Intangibles

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Amortization of intangibles	$1,809	$397	$1,412	355.7%
Percentage of sales	1.2%	0.3%
The increase in the amortization of intangibles is due primarily to the customer relationships acquired as part of the Alphatec International acquisition.
Acquisition Related Costs

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Acquisition related costs	$617	$(519)	$1,136	(218.9)%
Percentage of sales	0.4%	(0.4)%
The increase in acquisition related costs is due primarily to the prior year period recognition of a $1.9 million credit for the non-cash settlement of certain business acquisition liabilities. Current period acquisition related costs consisted primarily of accretion related to the remaining business acquisition related contingent consideration liabilities.
Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Other income, net	$2,186	$418	$1,768	423.0%
Percentage of sales	1.4%	0.3%
The increase in other income, net, was due primarily to increases in interest income from the note receivable with Alphatec Spine, Inc., along with increases in foreign exchange transaction gains during the current quarter.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Income tax provision	$10,890	$12,530	$(1,640)	(13.1)%
Effective income tax rate	27.5%	32.7%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by a benefit derived from the recording of historical foreign tax credits and the adoption of ASU 2016-09 for the period ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Innovative Fusion	$161,738	$139,488	$22,250	16.0%
Disruptive Technology	146,461	137,265	9,196	6.7%
Total sales	$308,199	$276,753	$31,446	11.4%
The growth in Innovative Fusion of $22.3 million was due primarily to increases from Alphatec International sales, which were offset partially by pricing pressure. Disruptive Technology sales increased by $9.2 million due primarily to sales of expandable interbody products, minimally invasive products and regenerative biologics products launched during the past three years.

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
United States	$255,934	$252,276	$3,658	1.4%
International	52,265	24,477	27,788	113.5%
Total sales	$308,199	$276,753	$31,446	11.4%
In the United States, the increase in sales of $3.7 million was due primarily to increased market penetration in existing territories.
Internationally, the increase in sales of $27.8 million was due primarily to Alphatec International sales. On a constant currency basis, our international sales grew $28.4 million, or by 116.1%, due to expansion into new international territories and higher sales of our expandable interbody products. Our worldwide sales increased 11.6% on a constant currency basis.
Cost of Goods Sold

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Cost of goods sold	$72,799	$64,250	$8,549	13.3%
Percentage of sales	23.6%	23.2%
The $8.5 million net increase in cost of goods sold was due primarily to higher volumes and product mix of $11.7 million, which was partially offset by $3.2 million of net decreases in expenses, which included the continued favorable impact of in-house manufacturing, a vendor refund, net impact of depreciation and instrument scrap, and other expenses.

Research and Development Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Research and development	$21,379	$20,624	$755	3.7%
Percentage of sales	6.9%	7.5%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group, for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Selling, general and administrative	$131,497	$107,110	$24,387	22.8%
Percentage of sales	42.7%	38.7%
The increase in selling, general and administrative expenses was primarily due to an increase of $17.0 million of costs to support the Alphatec International sales, building the Emerging Technologies sales force, and increases in the U.S. sales force expenses. In addition, there were cost increases of $7.3 million related to general and administrative compensation costs, audit fees, bad debt expense, depreciation, and other costs.
Provision for Litigation

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Provision for litigation	$243	$3,056	$(2,813)	(92)%
Percentage of sales	0.1%	1.1%
The decrease in the provision for litigation, which includes settlement and verdict costs, was due to the timing and amount of settlements between the two periods.
Amortization of Intangibles

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Amortization of intangibles	$3,591	$789	$2,802	355.1%
Percentage of sales	1.2%	0.3%
The increase in the amortization of intangibles is due primarily to the customer relationships acquired as part of the Alphatec International acquisition.

Acquisition Related Costs

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Acquisition related costs	$1,005	$155	$850	548.4%
Percentage of sales	0.3%	0.1%
The increase in acquisition related costs is due primarily to the prior year period recognition of a $1.9 million credit for the non-cash settlement of certain business acquisition liabilities. Current period acquisition related costs consisted primarily of accretion related to the remaining business acquisition related contingent consideration liabilities.
Other Income, Net

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Other income, net	$4,286	$1,178	$3,108	263.8%
Percentage of sales	1.4%	0.4%
The increase in other income, net, was due primarily to increases in interest income from the note receivable with Alphatec Spine, Inc., along with increases in foreign exchange transaction gains during the current year period.
Income Tax Provision

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2017	June 30, 2016	$	%
Income tax provision	$24,590	$28,131	$(3,541)	(12.6)%
Effective income tax rate	30.0%	34.3%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by a benefit derived from the recording of historical foreign tax credits and the adoption of ASU 2016-09 for the period ended June 30, 2017 and a one-time charge from the reorganization of our domestic legal structure for the period ended June 30, 2016.
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
The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income	$28,667	$25,806	$57,381	$53,816
Interest income, net	(1,590)	(602)	(3,008)	(1,098)
Provision for income taxes	10,890	12,530	24,590	28,131
Depreciation and amortization	10,695	7,022	22,935	13,698
EBITDA	48,662	44,756	101,898	94,547
Stock-based compensation expense	3,571	2,920	7,062	5,690
Provision for litigation	243	3,056	243	3,056
Acquisition related costs, COGS	351	—	1,049	—
Acquisition related costs	617	(519)	1,005	155
Adjusted EBITDA	$53,444	$50,213	$111,257	$103,448

Net income as a percentage of sales	18.8%	18.8%	18.6%	19.4%
Adjusted EBITDA as a percentage of sales	35.1%	36.5%	36.1%	37.4%
In addition, for the period ended June 30, 2017 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.
We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs, and the tax effects of such adjustments, which we believe is not reflective of underlying business trends.
The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$28,667	$25,806	$57,381	$53,816
Provision for litigation	243	3,056	243	3,056
Amortization of intangibles	1,809	397	3,591	789
Acquisition related costs	968	(519)	2,054	155
Tax effect of adjusting items	(840)	(990)	(1,766)	(1,372)
Non-GAAP net income	$30,847	$27,750	$61,503	$56,444

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Six Months Ended
(Per share amounts)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Diluted earnings per share, as reported	$0.29	$0.27	$0.59	$0.56
Provision for litigation	—	0.03	—	0.03
Amortization of intangibles	0.02	—	0.04	0.01
Acquisition related costs	0.01	(0.01)	0.02	—
Tax effect of adjusting items	(0.01)	(0.01)	(0.02)	(0.01)
Non-GAAP diluted earnings per share*	$0.32	$0.29	$0.63	$0.59
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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$25,976	$23,270	$79,425	$78,827
Adjustment for impact of restricted cash	1	784	1	(14,884)
Purchases of property and equipment	(13,528)	(10,776)	(25,061)	(20,142)
Free cash flow	$12,449	$13,278	$54,365	$43,801
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

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	June 30, 2017	June 30, 2016
United States	$126,271	$124,716	1.2%	—	1.2%
International	26,119	12,773	104.5%	$(275)	106.6%
Total sales	$152,390	$137,489	10.8%	$(275)	11.0%

	Six Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	June 30, 2017	June 30, 2016
United States	$255,934	$252,276	1.4%	—	1.4%
International	52,265	24,477	113.5%	$(639)	116.1%
Total sales	$308,199	$276,753	11.4%	$(639)	11.6%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		Change
(In thousands)	June 30, 2017	June 30, 2016	$
Net cash provided by operating activities	$79,425	$78,827	$598
Net cash used in investing activities	(63,522)	(46,931)	(16,591)
Net cash provided by financing activities	677	3,175	(2,498)
Effect of foreign exchange rate changes on cash	450	119	331
Increase in cash and cash equivalents	$17,030	$35,190	$(18,160)
Cash Provided by Operating Activities
The increase in net cash provided by operating activities was due primarily to the decrease in prepaids and other assets and increases in accrued expenses, which were offset partially by the impact of the recovery of a portion of our restricted cash related to the DePuy Synthes settlement on January 13, 2016.
Cash Used in Investing Activities
The increase in net cash used in investing activities was due primarily to the current year period business acquisition, offset partially by decreases in net cash invested in marketable securities.
Cash Provided by Financing Activities
The decrease in cash provided by financing activities was the result of the current year’s presentation of a contingent consideration payment, whereas the prior year’s payment was presented as a reduction of accrued expenses in operating activities, partially offset by the increase in proceeds from option exercises.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$149,669	$132,639
Short-term marketable securities	162,520	157,673
Long-term marketable securities	60,932	60,444
Total cash, cash equivalents and marketable securities	$373,121	$350,756

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$466,068	$433,874
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2018. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2017, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of June 30, 2017. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Recently Issued Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (j) Recently Issued Accounting Pronouncements” above.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As disclosed on our Form 10-K, as of December 31, 2016, we self-identified a material weakness in our internal control over financial reporting related to the computation of non-cash activities in depreciation and scrap expense of instruments and cases and immediately began remediation efforts. Based on their evaluation of our disclosure controls and procedures and our continued remediation efforts related to the self-identified material weakness noted above, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.
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
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Item

10.1*	Credit Agreement, dated June 7, 2017, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	August 3, 2017	/s/ DAVID C. PAUL

David C. Paul
Chairman
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 3, 2017	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

10.1*	Credit Agreement, dated June 7, 2017, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.