Form 10-Q
period 2017-09-30
GLOBUS MEDICAL INC
filed 2017-11-09
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of October 31, 2017 was 96,376,106 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$154,855	$132,639
Restricted cash	—	477
Short-term marketable securities	182,804	157,673
Accounts receivable, net of allowances of $3,725 and $2,771, respectively	94,484	91,983
Inventories	111,462	112,692
Prepaid expenses and other current assets	9,430	14,502
Income taxes receivable	10,527	3,800
Total current assets	563,562	513,766
Property and equipment, net of accumulated depreciation of $191,386 and $166,711, respectively	134,214	124,229
Long-term marketable securities	58,884	60,444
Note receivable	29,167	30,000
Intangible assets, net	87,653	61,706
Goodwill	119,273	105,926
Other assets	8,280	928
Deferred income taxes	36,127	30,638
Total assets	$1,037,160	$927,637

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,553	$17,472
Accrued expenses	46,609	46,401
Income taxes payable	2,023	1,911
Business acquisition liabilities	9,742	14,108
Total current liabilities	74,927	79,892
Business acquisition liabilities, net of current portion	10,778	5,972
Deferred income taxes	14,405	7,876
Other liabilities	1,786	1,819
Total liabilities	101,896	95,559
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 72,489 and 72,052 shares at September 30, 2017 and December 31, 2016, respectively	72	72
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at September 30, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	229,475	211,725
Accumulated other comprehensive loss	(6,178)	(8,642)
Retained earnings	711,871	628,899
Total equity	935,264	832,078
Total liabilities and equity	$1,037,160	$927,637
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales	$151,744	$135,651	$459,943	$412,404
Cost of goods sold	36,798	31,453	109,597	95,703
Gross profit	114,946	104,198	350,346	316,701

Operating expenses:
Research and development	10,887	10,265	32,266	30,889
Selling, general and administrative	63,362	54,207	194,859	161,317
Provision for litigation	2,537	—	2,780	3,056
Amortization of intangibles	2,080	884	5,671	1,673
Acquisition related costs	285	1,192	1,290	1,347
Total operating expenses	79,151	66,548	236,866	198,282

Operating income	35,795	37,650	113,480	118,419

Other income, net
Interest income, net	1,738	795	4,746	1,893
Foreign currency transaction gain/(loss)	(315)	284	681	83
Other income	139	126	421	407
Total other income, net	1,562	1,205	5,848	2,383

Income before income taxes	37,357	38,855	119,328	120,802
Income tax provision	11,766	12,628	36,356	40,759

Net income	$25,591	$26,227	$82,972	$80,043

Earnings per share:
Basic	$0.27	$0.27	$0.86	$0.84
Diluted	$0.26	$0.27	$0.85	$0.83
Weighted average shares outstanding:
Basic	96,318	95,739	96,160	95,575
Dilutive stock options	1,531	753	1,447	829
Diluted	97,849	96,492	97,607	96,404

Anti-dilutive stock options excluded from weighted average calculation	2,611	5,457	3,462	5,378

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$25,591	$26,227	$82,972	$80,043
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	7	(165)	150	119
Foreign currency translation gain/(loss)	(313)	141	2,314	79
Total other comprehensive income/(loss)	(306)	(24)	2,464	198
Comprehensive income	$25,285	$26,203	$85,436	$80,241

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$82,972	$80,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,773	21,536
Amortization of premium on marketable securities	2,258	3,067
Write-down for excess and obsolete inventories	8,158	6,919
Stock-based compensation expense	10,659	8,437
Allowance for doubtful accounts	1,135	320
Change in fair value of business acquisition liabilities	1,011	—
Change in deferred income taxes	815	(1,356)
(Increase)/decrease in:
Restricted cash	477	25,642
Accounts receivable	(2,200)	3,111
Inventories	(6,956)	(6,609)
Prepaid expenses and other assets	(974)	7,332
Increase/(decrease) in:
Accounts payable	(344)	(3,426)
Accrued expenses and other liabilities	(9,377)	(30,178)
Income taxes payable/receivable	(6,709)	6,643
Net cash provided by operating activities	114,698	121,481

Cash flows from investing activities:
Purchases of marketable securities	(203,609)	(223,623)
Maturities of marketable securities	166,453	211,138
Sales of marketable securities	11,566	47,109
Purchases of property and equipment	(37,878)	(26,701)
Issuance of note receivable	—	(25,000)
Acquisition of businesses, net of cash acquired	(31,501)	(76,068)
Net cash used in investing activities	(94,969)	(93,145)

Cash flows from financing activities:
Payment of business acquisition liabilities	(5,234)	(400)
Proceeds from exercise of stock options	6,943	4,428
Net cash provided by financing activities	1,709	4,028

Effect of foreign exchange rate on cash	778	(2,324)

Net increase in cash and cash equivalents	22,216	30,040
Cash and cash equivalents, beginning of period	132,639	60,152
Cash and cash equivalents, end of period	$154,855	$90,192

Supplemental disclosures of cash flow information:
Interest paid	34	23
Income taxes paid	$49,008	$37,009
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company focused on the design, development and commercialization of musculoskeletal solutions.  We are primarily focused on implants that promote healing in patients with spine disorders but recently launched a robotic surgical navigation device and products to treat patients who have experienced orthopedic traumas. We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 180 products and offer a product portfolio addressing a broad array of spinal pathologies, anatomies and surgical approaches.
We are headquartered in Audubon, Pennsylvania, and market and sell our products through our exclusive sales force in the United States, as well as within North, Central & South America, Europe, Asia, Africa and Australia. Our sales force consists of direct sales representatives and distributor sales representatives employed by exclusive independent distributors.

On August 29, 2017, Globus Medical announced that the Board of Directors named David M. Demski as the Company’s Chief Executive Officer, effective immediately. Mr. Demski will report to David C. Paul, the Company’s founder, Chairman of the Board, and Chief Executive Officer since its inception in 2003. Mr. Paul will remain in the role of Executive Chairman.

Mr. Demski has been a Globus Medical senior executive since 2003, serving initially as Chief Financial Officer from 2003 until 2008. In 2008, he became President and Chief Operating Officer of the Company, responsible for all of its domestic and international commercial operations, including sales, marketing, manufacturing, and finance. During Mr. Demski’s tenure as President and COO, Globus Medical consistently delivered above-category growth and profit margins, culminating in the Company’s successful initial public offering in 2012. In 2015, Mr. Demski became President, Emerging Technologies, and assumed responsibility for overseeing the Company’s expansion into the areas of imaging, navigation, and robotics, as well as orthopedic trauma, both of which are expected to contribute to the Company’s growth over the next decade.

Mr. Paul will continue to focus on strategic initiatives and will spend less time on day-to-day operational matters. The timing of this management change was designed to allow Mr. Paul to recover from a health condition. Mr. Paul is expected to make a full recovery over the next several months and plans to remain actively involved with the Company both during his recovery and thereafter.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the DePuy Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. On January 13, 2016, we settled our litigation with DePuy Synthes and made a payment of $7.9 million and recovered approximately $8.4 million related to that settlement shortly thereafter. In September 2017, we settled the Bianco matter and shortly thereafter paid $11.5 million related to the settlement. As of September 30, 2017, we have no restricted cash remaining. See “Note 13. Commitments and Contingencies” below for more details regarding these litigations.
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of September 30, 2017. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(h) Property and Equipment
Purchases of property and equipment included in accounts payable were $4.5 million and $3.7 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.
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
ASU 2016-09 requires that all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. The adoption of this provision is required to be applied using a prospective transition method, therefore prior period net income has not been adjusted. Under the provisions of the new guidance, we elected to account for forfeitures as they occur, and using the required modified retrospective adoption, the impact to retained earnings was immaterial. We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented. As a result of this retrospective application, our cash provided by operating activities increased by $1.5 million for the nine months ended September 30, 2016, and our cash provided by financing activities decreased by $1.5 million for the nine months ended September 30, 2016.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In November 2016, the FASB released ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented in the statement of cash flows. The amendments in this update should be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted, including adoption in an interim period. We will adopt ASU 2016-18 effective January 1, 2018, and this update will not have a material impact on our financial position, results of operations or cash flows.  The updated guidance will require additional disclosure regarding the total of our cash and restricted cash.
In January 2017, the FASB released ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application permitted. No disclosures are required at transition. We will adopt ASU 2017-01 effective January 1, 2018, and this update will not have a material impact on our financial position, results of operations or cash flows.
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
In May 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the changes to terms or conditions of a share based payment award that requires application of modification accounting under Topic 718. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. This update is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted and prospective application is required for awards modified on or after the adoption date. We will adopt ASU 2017-09 effective January 1, 2018, and this update will not have a material impact on our financial position, results of operations or disclosures.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2. ACQUISITIONS
KB Medical
On June 13, 2017, we acquired KB Medical SA (“KB Medical”), a Swiss-based robotic developer, to further bolster our development team, intellectual property, and product portfolio. We have included the financial results of KB Medical in our condensed consolidated financial statements from the acquisition date, and the results from KB Medical were not material to our condensed consolidated financial statements. The fair value of the consideration for this acquisition was approximately $31.5 million of cash paid at closing, plus a potential $4.9 million contingent consideration payment based on product development milestones. We recorded $25.0 million of identifiable net assets, based on their estimated fair values, and goodwill of $11.4 million. None of the goodwill is expected to be deductible for tax purposes.
As of September 30, 2017, the maximum aggregate undiscounted amount of contingent consideration potentially payable related to this acquisition is $5.2 million.
The preliminary fair value estimates for the assets acquired and liabilities assumed for this acquisition are based upon preliminary calculations and valuations, and our estimates and assumptions for this acquisition are subject to change as we obtain additional information during the respective measurement period. The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, including the valuation of the contingent consideration, identifiable intangible assets, and goodwill. We expect to complete our final purchase price allocations in late 2017.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We accounted for the acquisition under the purchase method of accounting, and as a result, recorded goodwill of approximately $16.5 million. The results of operations of Alphatec International have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on our purchase price allocations and on certain management judgments. These allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. We completed our final purchase price allocations during August 2017. The final valuation adjustments were due primarily to reclassifications for inventory, instruments and cases purchased but not yet received at the closing date, reclassification of fair value adjustments to accrued expenses for inventory, reallocation of the purchase price and certain intangible assets between international jurisdictions, and tax adjustments related to inventory and intangibles. Based on our purchase price allocations, we believe that an immaterial amount of goodwill from the Acquisition is deductible for tax purposes.
As of September 30, 2017, we recorded the following purchase price allocation for the identifiable tangible and intangible assets and liabilities of Alphatec International:

(In thousands)
Consideration:
Cash paid at closing	$80,000
Net working capital adjustment due	(2,217)
Fair value of consideration	$77,783

Identifiable assets acquired and liabilities assumed:
Cash acquired	$4,010
Accounts receivable	12,352
Inventory	11,002
Customer relationships	38,800
Property and equipment	6,157
Deferred tax assets	1,446
Other assets	8,698
Accounts payable and accrued expenses	(11,847)
Deferred tax liabilities	(9,359)
Total identifiable net assets	61,259

Goodwill	16,524
Total allocated purchase price	$77,783

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following unaudited pro forma information is based on our historical data and our assumptions for consolidated results of operations, and gives effect to the Acquisition of Alphatec International as if it had occurred on January 1, 2015. These unaudited pro forma results include adjustments having a continuing impact on our condensed consolidated statements of income. These adjustments primarily consist of: adjustments to the fair value of inventory, adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangibles, interest income and adjustments to tax expense based on condensed consolidated pro forma results. These results have been prepared using assumptions our management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2015, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to operating synergies that we may realize as a result of the Acquisition.

	Three Months Ended	Nine Months Ended
(pro forma, in thousands, except per share amounts)	September 30, 2016	September 30, 2016
Net sales	$143,577	$444,109
Net income	27,393	84,101

Earnings per share:
Basic	$0.29	$0.89
Diluted	$0.28	$0.88
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest payments will not be collected according to the note agreement. As of September 30, 2017, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.
NOTE 4. INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		September 30, 2017
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$25,351	$—	$25,351
Supplier network	10.0	4,000	(1,167)	2,833
Customer relationships & other intangibles	6.8	41,415	(10,095)	31,320
Developed Technology	14.8	21,088	(260)	20,828
Patents	16.9	8,221	(900)	7,321
Total intangible assets		$100,075	$(12,422)	$87,653

		December 31, 2016
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$20,460	$—	$20,460
Supplier network	10.0	4,000	(867)	3,133
Customer relationships & other intangibles	6.8	40,308	(5,179)	35,129
Developed Technology	7.0	628	(22)	606
Patents	16.1	3,035	(657)	2,378
Total intangible assets		$68,431	$(6,725)	$61,706

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		September 30, 2017
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$64,428	$13	$(18)	$64,423
Corporate debt securities	Less than 1	51,368	10	(25)	51,353
Commercial paper	Less than 1	61,651	4	(6)	61,649
Securities of U.S. government-sponsored agencies	Less than 1	5,001	—	(20)	4,981
Asset-backed securities	Less than 1	398	—	—	398
Total short-term marketable securities		$182,846	$27	$(69)	$182,804

Long-term:
Municipal bonds	1-2	$5,993	$7	$(2)	$5,998
Corporate debt securities	1-2	33,946	29	(13)	33,962
Asset-backed securities	1-2	18,928	—	(4)	18,924
Securities of U.S. government-sponsored agencies	1-2	—	—	—	—
Total long-term marketable securities		$58,867	$36	$(19)	$58,884

		December 31, 2016
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$114,826	$2	$(88)	$114,740
Corporate debt securities	Less than 1	36,020	21	(4)	36,037
Commercial paper	Less than 1	6,898	—	(2)	6,896
Total short-term marketable securities		$157,744	$23	$(94)	$157,673

Long-term:
Municipal bonds	1-2	$30,207	$—	$(137)	$30,070
Corporate debt securities	1-2	15,278	9	(40)	15,247
Asset-backed securities	1-2	10,146	6	(1)	10,151
Securities of U.S. government-sponsored agencies	1-2	5,002	—	(26)	4,976
Total long-term marketable securities		$60,633	$15	$(204)	$60,444

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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	September 30, 2017	Level 1	Level 2	Level 3
Assets
Cash equivalents	$70,713	$—	$70,713	$—
Municipal bonds	70,421	—	70,421	—
Corporate debt securities	85,315	—	85,315	—
Commercial paper	61,649	—	61,649	—
Asset-backed securities	19,322	—	19,322	—
Securities of U.S. government-sponsored agencies	4,981	—	4,981	—

Liabilities
Contingent consideration	20,521	—	—	20,521

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
Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within business acquisition liabilities on our condensed consolidated balance sheets, and the changes in the fair value of contingent consideration are recognized within acquisition related costs in the condensed consolidated statements of income. As part of the KB Medical acquisition during the second quarter of 2017, we incurred a milestone-based contingent consideration liability.
The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2016:

	Fair Value at
(In thousands)	September 30, 2017	Valuation technique	Unobservable input	Range
			Discount rate	6.7%	-	8.5%
Revenue-based payments	$10,985	Discounted cash flow	Probability of payment	87.0%	-	100.0%
			Projected year of payment	2017	-	2029

			Discount rate	4.4%	-	13.5%
Milestone-based payments	$9,536	Discounted cash flow	Probability of payment	100.0%
			Projected year of payment	2017	-	2018

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance	$20,339	$22,531	$19,849	$26,617
Purchase price contingent consideration	—	—	4,871	—
Currency translation (gain) loss	(15)	—	27	—
Contingent payments	—	(2)	(5,234)	(5,003)
Non-cash settlement of certain contingent consideration	—	(3,110)	—	(4,632)
Changes in fair value of contingent consideration	197	259	1,008	2,696
Ending balance	$20,521	$19,678	$20,521	$19,678
NOTE 7. INVENTORIES

(In thousands)	September 30, 2017	December 31, 2016
Raw materials	$20,454	$13,257
Work in process	10,494	10,747
Finished goods	80,514	88,688
Total inventories	$111,462	$112,692
NOTE 8. ACCRUED EXPENSES

(In thousands)	September 30, 2017	December 31, 2016
Compensation and other employee-related costs	$22,599	$23,214
Legal	4,150	734
Accrued non-income taxes	6,071	6,946
Royalties	2,360	4,671
Other	11,429	10,836
Total accrued expenses	$46,609	$46,401

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2018. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2017, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
September 30, 2017	72,488,894	23,877,556	—	96,366,450
December 31, 2016	72,052,360	23,877,556	—	95,929,916
The following table summarizes changes in total equity:

Nine Months Ended
(In thousands)	September 30, 2017
Total equity, beginning of period	$832,078
Net income	82,972
Stock-based compensation cost	10,807
Exercise of stock options	6,943
Other comprehensive income	2,464
Total equity, end of period	$935,264

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2016	$(167)	$(8,475)	$(8,642)
Other comprehensive income before reclassifications	152	2,314	2,466
Amounts reclassified from accumulated other comprehensive income, net of tax	(2)	—	(2)
Other comprehensive income, net of tax	150	2,314	2,464
Accumulated other comprehensive loss, net of tax, at September 30, 2017	$(17)	$(6,161)	$(6,178)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2015	$(119)	$(1,839)	$(1,958)
Other comprehensive income before reclassifications	95	79	174
Amounts reclassified from accumulated other comprehensive income, net of tax	24	—	24
Other comprehensive income, net of tax	119	79	198
Accumulated other comprehensive loss, net of tax, at September 30, 2016	$—	$(1,760)	$(1,760)
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2017, pursuant to the 2012 Plan, there were 14,889,882 shares of Class A Common stock reserved and 5,786,178 shares of Class A Common stock available for future grants.
The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted average grant date fair value per share	$9.66	$7.40	$8.81	$7.76
Stock option activity during the nine months ended September 30, 2017 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2016	7,741	$21.08
Granted	2,223	27.62
Exercised	(437)	16.07
Forfeited	(410)	23.79
Outstanding at September 30, 2017	9,117	$22.79	7.5	$63,708
Exercisable at September 30, 2017	4,269	$19.46	6.1	$43,821
Expected to vest at September 30, 2017	4,849	$25.73	8.7	$19,887
The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Intrinsic value of stock options exercised	$1,264	$2,760	$6,024	$7,386

Stock-based compensation expense	$3,596	$2,747	$10,659	$8,437
Net stock-based compensation capitalized into inventory	50	65	148	205
Total stock-based compensation cost	$3,646	$2,812	$10,807	$8,642
As of September 30, 2017, there was $34.5 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a summary of our effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Effective income tax rate	31.5%	32.5%	30.5%	33.7%
The period over period change in the effective income tax rate for the three and nine months ended September 30, 2017 is primarily driven by a benefit derived from the recording of historical foreign tax credits and the adoption of ASU 2016-09 in the period ended September 30, 2017. Additionally for the nine months ended September 30, 2016, a one-time charge from the reorganization of our domestic legal structure impacted the overall rate.
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
N-Spine, Synthes and DePuy Synthes Litigation
In April 2010, N-Spine, Inc. and Synthes USA Sales, LLC filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. N-Spine, the patent owner, and Synthes USA, a licensee of the subject patent, alleged that we infringed one or more claims of the patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. This matter was one of the four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes settled on January 13, 2016 for $7.9 million.
In a related matter, on January 8, 2014, DePuy Synthes Products, LLC (“DePuy Synthes”) filed suit against us in the U.S. District Court for the District of Delaware for patent infringement. DePuy Synthes alleged that we infringed one or more claims of the asserted patent by making, using, offering for sale or selling our TRANSITION® stabilization system product. This matter was one of the four patent infringement lawsuits concerning spinal implant technologies between Globus Medical, Inc. and DePuy Synthes settled on January 13, 2016 for $7.9 million.

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
L5 Litigation
In December 2009, we filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against our former exclusive independent distributor L5 Surgical, LLC and its principals, seeking an injunction and declaratory judgment concerning certain restrictive covenants made to L5 by its sales representatives. L5 brought counterclaims against us alleging tortious interference, unfair competition and conspiracy. The injunction phase was resolved in September 2010, and this matter is now in the pre-trial phase of litigation on the underlying damages claims. We intend to defend our rights vigorously. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.
Bianco Litigation
On March 21, 2012, Sabatino Bianco filed suit against us in the Federal District Court for the Eastern District of Texas claiming that we misappropriated his trade secret and confidential information and improperly utilized it in developing our CALIBER® product. Bianco alleged that we engaged in misappropriation of trade secrets, breach of contract, unfair competition, fraud and theft. On October 1, 2013, Bianco amended his complaint to claim that his trade secrets and confidential information were also used improperly in developing our RISE® and CALIBER-L® products.
On January 17, 2014, the jury in this case returned a verdict in favor of Bianco on a claim of misappropriation of trade secret and awarded past damages of $4.3 million. We accrued the damages amount of $4.3 million as of December 31, 2013. On July 2, 2014, the court awarded Bianco an ongoing royalty of 5% of the net sales made by the Company between January 18, 2014 and June 30, 2022 of the CALIBER®, CALIBER-L®, and RISE® products, or products that are not colorably different from those products. The court entered final judgment on the jury verdict on July 17, 2014. On October 19, 2015, the United States Federal Circuit Court of Appeals affirmed the judgment without opinion. On March 22, 2016, we filed a Petition for a Writ of Certiorari with the United States Supreme Court and on June 20, 2016 the Writ was denied. On September 13, 2017, we settled this matter with Bianco for $11.5 million in cash, which resulted in the reversal of a previously recorded accrual of $2.5 million and the recording of $9.0 million in other assets that will be amortized through June 30, 2022, as a component of cost of goods sold.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Bonutti Skeletal Innovations, LLC Litigation
On November 19, 2014, Bonutti Skeletal Innovations, LLC (“Bonutti Skeletal”) filed suit against us in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. Bonutti Skeletal, a non-practicing entity, alleged that Globus willfully infringed one or more claims of six patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, COALITION®, CONTINENTAL®, FORGE®, FORTIFY®, INDEPENDENCE®, INTERCONTINENTAL®, MONUMENT®, NIKO®, RISE®, SIGNATURE®, SUSTAIN®, and TRANSCONTINENTAL® products. Globus Medical, Inc. and Bonutti Skeletal settled this matter on June 9, 2016.
Flexuspine, Inc. Litigation
On March 11, 2015, Flexuspine, Inc. filed suit against us in the U.S. District Court for the Eastern District of Texas for patent infringement. Flexuspine, Inc. alleged that Globus willfully infringed one or more claims of five patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, and ALTERA® products. On August 19, 2016, a jury returned a verdict in our favor finding no infringement of the asserted patents by the CALIBER®, CALIBER®-L, and ALTERA® products. On November 1, 2016, plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.
Silverstein Litigation
On September 28, 2015, a putative securities class action lawsuit was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. Plaintiff in the lawsuit purported to represent a class of our stockholders who purchased shares between February 26, 2014 and August 5, 2014. The complaint purported to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and sought damages in an unspecified amount, attorney’s fees and other relief. This matter was dismissed with prejudice on August 26, 2016. On September 9, 2016, plaintiff’s motion for reconsideration was denied, and on September 13, 2016 plaintiff filed an appeal in the United States Court of Appeals for the Third Circuit. On August 23, 2017, the Third Circuit affirmed the trial court’s dismissal of this matter with prejudice, and on September 20, 2017, plaintiff’s petition for rehearing was denied.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
United States	$125,933	$120,473	$381,870	$372,749
International	25,811	15,178	78,073	39,655
Total sales	$151,744	$135,651	$459,943	$412,404

We classify our products into two categories: innovative fusion products and disruptive technology products. The following table represents total sales by product category:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Innovative Fusion	$80,202	$68,498	$241,940	$207,985
Disruptive Technology	71,542	67,153	218,003	204,419
Total sales	$151,744	$135,651	$459,943	$412,404

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
Overview
We are a medical device company focused on the design, development and commercialization of musculoskeletal solutions. We are primarily focused on implants that promote healing in patients with spine disorders. In the third quarter of 2017, we launched our first products for the treatment of patients who have experienced orthopedic trauma. During this quarter, we also announced that the Excelsius GPS™, a revolutionary robotic guidance and navigation system, has received 510(k) clearance by the U.S. Food and Drug Administration. We expect to begin selling our robotic products in the fourth quarter of 2017.
We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 180 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
All of our current products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products comprise fusion products designed to treat a wide variety of musculoskeletal disorders or trauma and can be used in a variety of surgical approaches. We believe our Innovative Fusion products have features and characteristics that provide advantages for surgeons and potentially contribute to better outcomes for patients as compared to competing traditional fusion products.
We define Disruptive Technologies as those that represent a significant shift in the treatment of musculoskeletal disorders or trauma by allowing for novel surgical procedures, improvements to existing surgical procedures and/or the treatment of musculoskeletal disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help patients avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical techniques, as well as new treatment alternatives, including robotic imaging and navigational technologies, motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products; regenerative biologics technologies; and interventional pain management solutions, including treatments for vertebral compression fractures.
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
During the nine months ended September 30, 2017, (which includes the results since the acquisition date of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec International,”)), our international sales accounted for approximately 17% of our total sales. We have sold our products in 53 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Recent Developments
On August 29, 2017, Globus Medical announced that the Board of Directors named David M. Demski as the Company’s Chief Executive Officer, effective immediately. Mr. Demski will report to David C. Paul, the Company’s founder, Chairman of the Board, and Chief Executive Officer since its inception in 2003. Mr. Paul will remain in the role of Executive Chairman.

Mr. Demski has been a Globus Medical senior executive since 2003, serving initially as Chief Financial Officer from 2003 until 2008. In 2008, he became President and Chief Operating Officer of the Company, responsible for all of its domestic and international commercial operations, including sales, marketing, manufacturing, and finance. During Mr. Demski’s tenure as President and COO, Globus Medical consistently delivered above-category growth and profit margins, culminating in the Company’s successful initial public offering in 2012. In 2015, Mr. Demski became President, Emerging Technologies, and assumed responsibility for overseeing the Company’s expansion into the areas of imaging, navigation, and robotics, as well as orthopedic trauma, both of which are expected to contribute to the Company’s growth over the next decade.

Mr. Paul will continue to focus on strategic initiatives and will spend less time on day-to-day operational matters. The timing of this management change was designed to allow Mr. Paul to recover from a health condition. Mr. Paul is expected to make a full recovery over the next several months and plans to remain actively involved with the Company both during his recovery and thereafter.

Results of Operations
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Innovative Fusion	$80,202	$68,498	$11,704	17.1%
Disruptive Technology	71,542	67,153	4,389	6.5%
Total sales	$151,744	$135,651	$16,093	11.9%
The growth in Innovative Fusion of $11.7 million was due primarily to increases from Alphatec International sales, which were offset partially by pricing pressure. Disruptive Technology sales increased $4.4 million due primarily to sales of expandable interbody, minimally invasive and regenerative biologics products launched during the past three years.

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
United States	$125,933	$120,473	$5,460	4.5%
International	25,811	15,178	10,633	70.1%
Total sales	$151,744	$135,651	$16,093	11.9%
In the United States, the increase in sales of $5.5 million was due primarily to increased market penetration in existing territories, which was offset partially by one less selling day in the three months ended September 30, 2017 than the comparable period in the prior year.
Internationally, the increase in sales of $10.6 million was due primarily to Alphatec International sales. On a constant currency basis, our international sales grew $10.6 million, or by 69.7%, due to expansion into new international territories and higher sales of our expandable interbody products. Our worldwide sales increased 11.8% on a constant currency basis.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Cost of goods sold	$36,798	$31,453	$5,345	17.0%
Percentage of sales	24.3%	23.2%
The $5.3 million net increase in cost of goods sold was primarily due to higher volumes and product mix, which were partially offset by favorable in-house manufacturing impacts.

Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Research and development	$10,887	$10,265	$622	6.1%
Percentage of sales	7.2%	7.6%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including in our Emerging Technologies group, for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Selling, general and administrative	$63,362	$54,207	$9,155	16.9%
Percentage of sales	41.8%	40.0%
The increase in selling, general and administrative expenses was primarily due to an increase of $7.5 million of costs to support the Alphatec International sales, building the Emerging Technologies sales force, and increases in the U.S. sales force expenses. In addition, there were cost increases of $1.7 million related to general and administrative compensation costs and other costs.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Provision for litigation	$2,537	$—	$2,537	—%
Percentage of sales	1.7%	—%
The increase in the provision for litigation resulted from costs related to settled litigation.
Amortization of Intangibles

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Amortization of intangibles	$2,080	$884	$1,196	135.3%
Percentage of sales	1.4%	0.7%
The increase in the amortization of intangibles is due primarily to the customer relationships acquired as part of the Alphatec International acquisition.
Acquisition Related Costs

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Acquisition related costs	$285	$1,192	$(907)	(76.1)%
Percentage of sales	0.2%	0.9%

The decrease in acquisition related costs is due primarily to the timing of the Alphatec Acquisition, which occurred during the quarter ended September 30, 2016. Current period acquisition related costs consisted primarily of accretion related to the remaining business acquisition related contingent consideration liabilities.
Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Other income, net	$1,562	$1,205	$357	29.6%
Percentage of sales	1.0%	0.9%
The increase in other income, net, was due primarily to increases in interest income from the note receivable with Alphatec Spine, Inc., which was partially offset by a foreign exchange transaction loss during the current quarter.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Income tax provision	$11,766	$12,628	$(862)	(6.8)%
Effective income tax rate	31.5%	32.5%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by a benefit derived from the recording of historical foreign tax credits and the adoption of ASU 2016-09 for the period ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Sales
The following tables set forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Innovative Fusion	$241,940	$207,985	$33,955	16.3%
Disruptive Technology	218,003	204,419	13,584	6.6%
Total sales	$459,943	$412,404	$47,539	11.5%
The growth in Innovative Fusion of $34.0 million was due primarily to increases from Alphatec International sales, which were offset partially by pricing pressure. Disruptive Technology sales increased by $13.6 million due primarily to sales of expandable interbody products, minimally invasive products and regenerative biologics products launched during the past three years.

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
United States	$381,870	$372,749	$9,121	2.4%
International	78,073	39,655	38,418	96.9%
Total sales	$459,943	$412,404	$47,539	11.5%
In the United States, the increase in sales of $9.1 million was due primarily to increased market penetration in existing territories.
Internationally, the increase in sales of $38.4 million was due primarily to Alphatec International sales. On a constant currency basis, our international sales grew $39.0 million, or by 98.4%, due to expansion into new international territories and higher sales of our expandable interbody products. Our worldwide sales increased 11.7% on a constant currency basis.
Cost of Goods Sold

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Cost of goods sold	$109,597	$95,703	$13,894	14.5%
Percentage of sales	23.8%	23.2%
The $13.9 million net increase in cost of goods sold was due primarily to higher volumes and product mix of $16.2 million, which was partially offset by $2.3 million of net decreases in expenses, which included the continued favorable impact of in-house manufacturing, a vendor refund, net impact of depreciation and instrument scrap, and other expenses.
Research and Development Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Research and development	$32,266	$30,889	$1,377	4.5%
Percentage of sales	7.0%	7.5%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our Emerging Technologies group, for furthering research activities and developing new innovative products.
Selling, General and Administrative Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Selling, general and administrative	$194,859	$161,317	$33,542	20.8%
Percentage of sales	42.4%	39.1%
The increase in selling, general and administrative expenses was primarily due to an increase of $24.4 million of costs to support the Alphatec International sales, building the Emerging Technologies sales force, and increases in the U.S. sales force expenses. In addition, there were cost increases of $9.1 million related to general and administrative compensation costs, education grants and fellowship expenses, audit fees, bad debt expense, depreciation, and other costs.

Provision for Litigation

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Provision for litigation	$2,780	$3,056	$(276)	(9)%
Percentage of sales	0.6%	0.7%
The decrease in the provision for litigation was due to the difference in timing and amounts of litigation settlement accruals between the two periods.
Amortization of Intangibles

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Amortization of intangibles	$5,671	$1,673	$3,998	239.0%
Percentage of sales	1.2%	0.4%
The increase in the amortization of intangibles is due primarily to the customer relationships acquired as part of the Alphatec International acquisition.
Acquisition Related Costs

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Acquisition related costs	$1,290	$1,347	$(57)	(4.2)%
Percentage of sales	0.3%	0.3%
The decrease in acquisition related costs is due primarily to the avoidance of current year costs resulting from non-cash settlement of certain business acquisition liabilities in the prior period. Current period acquisition related costs consisted primarily of accretion related to the remaining business acquisition related contingent consideration liabilities.
Other Income, Net

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Other income, net	$5,848	$2,383	$3,465	145.4%
Percentage of sales	1.3%	0.6%
The increase in other income, net, was due primarily to increases in interest income from the note receivable with Alphatec Spine, Inc., along with increases in foreign exchange transaction gains during the current year period.

Income Tax Provision

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2017	September 30, 2016	$	%
Income tax provision	$36,356	$40,759	$(4,403)	(10.8)%
Effective income tax rate	30.5%	33.7%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by a benefit derived from the recording of historical foreign tax credits, the adoption of ASU 2016-09 for the period ended September 30, 2017, and a one-time charge from the reorganization of our domestic legal structure for the period ended September 30, 2016.
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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income	$25,591	$26,227	$82,972	$80,043
Interest income, net	(1,738)	(795)	(4,746)	(1,893)
Provision for income taxes	11,766	12,628	36,356	40,759
Depreciation and amortization	10,838	7,838	33,773	21,536
EBITDA	46,457	45,898	148,355	140,445
Stock-based compensation expense	3,596	2,747	10,659	8,437
Provision for litigation	2,537	—	2,780	3,056
Acquisition related costs, COGS	499	304	1,548	304
Acquisition related costs	285	1,192	1,290	1,347
Adjusted EBITDA	$53,374	$50,141	$164,632	$153,589

Net income as a percentage of sales	16.9%	19.3%	18.0%	19.4%
Adjusted EBITDA as a percentage of sales	35.2%	37.0%	35.8%	37.2%
In addition, for the period ended September 30, 2017 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.
We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs, and the tax effects of such adjustments, which we believe is not reflective of underlying business trends.
The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$25,591	$26,227	$82,972	$80,043
Provision for litigation	2,537	—	2,780	3,056
Amortization of intangibles	2,080	884	5,671	1,673
Acquisition related costs	784	1,496	2,838	1,651
Tax effect of adjusting items	(1,677)	(776)	(3,443)	(2,112)
Non-GAAP net income	$29,315	$27,831	$90,818	$84,311

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Nine Months Ended
(Per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Diluted earnings per share, as reported	$0.26	$0.27	$0.85	$0.83
Provision for litigation	0.03	—	0.03	0.03
Amortization of intangibles	0.02	0.01	0.06	0.02
Acquisition related costs	0.01	0.02	0.03	0.02
Tax effect of adjusting items	(0.02)	(0.01)	(0.04)	(0.02)
Non-GAAP diluted earnings per share*	$0.30	$0.29	$0.93	$0.87
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net cash provided by operating activities	$35,273	$42,654	$114,698	$121,481
Adjustment for impact of restricted cash	(478)	(10,758)	(477)	(25,642)
Purchases of property and equipment	(12,817)	(6,559)	(37,878)	(26,701)
Free cash flow	$21,978	$25,337	$76,343	$69,138
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

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	September 30, 2017	September 30, 2016
United States	$125,933	$120,473	4.5%	—	4.5%
International	25,811	15,178	70.1%	$47	69.7%
Total sales	$151,744	$135,651	11.9%	$47	11.8%

	Nine Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	September 30, 2017	September 30, 2016
United States	$381,870	$372,749	2.4%	—	2.4%
International	78,073	39,655	96.9%	$(592)	98.4%
Total sales	$459,943	$412,404	11.5%	$(592)	11.7%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		Change
(In thousands)	September 30, 2017	September 30, 2016	$
Net cash provided by operating activities	$114,698	$121,481	$(6,783)
Net cash used in investing activities	(94,969)	(93,145)	(1,824)
Net cash provided by financing activities	1,709	4,028	(2,319)
Effect of foreign exchange rate changes on cash	778	(2,324)	3,102
Increase in cash and cash equivalents	$22,216	$30,040	$(7,824)
Cash Provided by Operating Activities
The increase in net cash provided by operating activities was due primarily to the increase in income tax receivable and accounts receivable and the decrease in prepaids and other assets, which were offset partially by the impact of the recovery of a portion of our restricted cash related to the DePuy Synthes settlement on January 13, 2016.
Cash Used in Investing Activities
The increase in net cash used in investing activities was due primarily to the increase in purchases of property and equipment and net marketable security investment, offset partially by the decrease in current year period business acquisition costs.
Cash Provided by Financing Activities
The decrease in cash provided by financing activities was the result of the current year’s presentation of a contingent consideration payment, whereas the prior year’s payment was presented as a reduction of accrued expenses in operating activities, partially offset by the increase in proceeds from option exercises.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$154,855	$132,639
Short-term marketable securities	182,804	157,673
Long-term marketable securities	58,884	60,444
Total cash, cash equivalents and marketable securities	$396,543	$350,756

Available borrowing capacity under revolving credit facility	50,000	50,000
Working capital	$488,635	$433,874
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2018. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2017, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of September 30, 2017. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As disclosed on our Form 10-K, as of December 31, 2016, we self-identified a material weakness in our internal control over financial reporting related to the computation of non-cash activities in depreciation and scrap expense of instruments and cases and immediately began remediation efforts. Based on their evaluation of our disclosure controls and procedures and our continued remediation efforts related to the self-identified material weakness noted above, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.
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
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBUS MEDICAL, INC.

Dated:	November 9, 2017	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2017	/s/ DANIEL T. SCAVILLA

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