Form 10-K
period 2017-12-31
GLOBUS MEDICAL INC
filed 2018-02-22
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

 Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2017, as reported on the New York Stock Exchange, was approximately $2.3 billion.

The number of shares outstanding of the registrant’s common stock (par value $0.001 per share) as of February 19, 2018 was 96,725,476 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2017, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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
Item 1. Business
Overview
Globus Medical, Inc. (“Globus,” “we,” “us” or “our”) is a medical device company that develops and commercializes solutions for the treatment of musculoskeletal disorders. Today we are primarily focused on implants that promote healing in patients with spine disorders. In 2017, we launched ExcelsiusGPS™, a revolutionary robotic guidance and navigation system that supports minimally invasive and open orthopedic and neurosurgical procedures, with screw placement applications in spine and orthopedic surgery. We completed our first sale of ExcelsiusGPS™ in the fourth quarter of 2017. Also in the fourth quarter of 2017, we initially launched our first products for the treatment of patients who have experienced orthopedic trauma.

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and address new treatment options. Since our inception in 2003, we have launched over 180 products and offer a comprehensive portfolio of innovative and differentiated products addressing a broad array of musculoskeletal pathologies, anatomies and surgical approaches.
All of our current products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products comprise fusion products designed to treat a wide variety of spinal disorders or trauma and can be used in a variety of surgical approaches. We believe our Innovative Fusion products have features and characteristics that provide advantages for surgeons and potentially contribute to better outcomes for patients as compared to competing traditional fusion products.
We define Disruptive Technologies as those that represent a significant shift in the treatment of musculoskeletal disorders or trauma by allowing for novel surgical procedures, improvements to existing surgical procedures and/or the treatment of musculoskeletal disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help patients avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives, including imaging, navigational and robotic (“INR”) technologies, motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products; regenerative biologics technologies; and interventional pain management solutions, including treatments for vertebral compression fractures. ExcelsiusGPS™, our robotic guidance and navigation system, falls within the Disruptive Technologies category.
While we group our products into two categories, our products are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer surgeons a complete suite of products they can use to most effectively treat their patients, based on the patient’s specific anatomy and condition and the surgeon’s particular training and surgical preference.
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
During the year ended December 31, 2017, our international sales accounted for approximately 17% of our total sales. The international sales total includes a full year of results following the September 1, 2016 acquisition of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec International”). We have sold our products in 54 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Strategy
Our goal is to become the leader in providing innovative solutions to promote healing in patients with musculoskeletal disorders. To achieve this goal, we are employing the following business strategies:

•
Leverage our integrated product development engine. We plan to continue developing new spine products, as well as additional INR technologies and orthopedic trauma products, using our product development engine. We believe our team-oriented approach, active surgeon input and demonstrated product development capabilities position us to maintain a rapid rate of new product launches. We launched eleven new products in 2017, have over 30 potential new products in various stages of development, and expect to launch approximately five to ten new products in each of the next three years.

•
Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our exclusive U.S. sales force. We expect to continue to increase the number of our direct and distributor sales representatives in the United States to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity. In addition, we continue to build exclusive sales forces in the U.S. and internationally to support the launch of our INR technologies and orthopedic trauma products.

•
Continue to expand into international markets. As of December 31, 2017, we had an existing direct or distributor sales presence in 54 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional products, including our INR technologies and orthopedic trauma products, and through the expansion of our international sales force.

•
Pursue strategic acquisitions and alliances. In 2017, we acquired KB Medical SA (“KB Medical”), a Swiss-based robotics developer, to further bolster our INR development team, intellectual property, and product portfolio. We intend to selectively pursue acquisitions and alliances in the future that will provide us with new or complementary technologies, personnel with significant relevant experience, or increased market penetration. We are currently evaluating a number of possible acquisitions or strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

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

We believe the spine market will continue to experience growth as a result of the following market influences:

•
Favorable patient demographics. The worldwide population is ageing and improvements in healthcare have led to increasing life expectancies worldwide and the opportunity to lead more active lifestyles at advanced ages. These trends are expected to generate increased demand for spine surgeries.

•
Improving technologies leading to increased use in fusion procedures. Spinal fusion has become a standard treatment option for patients presenting more advanced stages of spine disease. We expect the number of fusion cases to grow as innovation in fusion products makes spine surgery a more attractive option for patients.

•
Disruptive Technologies driving earlier interventions and creating an expanded patient base. Newer technology products and procedures have enabled novel surgical procedures, improvements to existing surgical procedures, the treatment of spine disorders by new physician specialties, and surgical intervention earlier in the continuum of care, all of which may result in better outcomes for patients. As a result, we expect Disruptive Technologies, including INR technologies, to increase the size of the addressable patient population for spine surgery.

•	Continued growth of spine procedures worldwide. We believe that improvements to the standard of care outside of the United States will increase the international demand for spine products.
The Globus Solution
We currently offer over 180 products for the treatment of musculoskeletal disorders.
Innovative Fusion Products
Our Innovative Fusion products include a range of implant and surgical approach options to treat degenerative, deformity, tumor, and trauma conditions along the entire spine, from the occiput to the sacrum. We believe our products provide advantages over traditional fusion products that may help improve surgical techniques, and may contribute to better outcomes for patients. For example, QUARTEX®, our Occipito-Cervico-Thoracic (“OCT”) stabilization system, was designed to address a number of challenges associated with posterior OCT fusion to aid in easier construct assembly. QUARTEX® features a threading locking cap to enable quick and efficient low-torque single step locking and high angle screw heads that accommodate two different diameter rods. Our Innovative Fusion products also include the Alphatec products we began distributing following the Alphatec International transaction.
Disruptive Technologies Products
We believe we are well positioned to capitalize on this higher-growth segment of the spine market given our multiple existing commercialized products and several products in various stages of development. We have a broad, comprehensive product portfolio and pipeline of Disruptive Technologies, including our expandable cages, MIS, INR technology, motion preservation, and regenerative biologics technologies, as well as interventional pain management solutions.

Globus markets an innovative line of expandable interbody fusion devices designed to be inserted at a minimized height and then expanded during surgery to obtain optimal fit between vertebral bodies. This expandability feature allows for restoration of height following disc removal while easing insertion into the disc space to help reduce trauma to the vertebral endplates as well as the surrounding tissue. For example, ELSA®-ATP, which we launched in 2017, is an expandable lateral device with integrated fixation that can be implanted through an anterior-to-the-psoas approach. This first-of-its-kind device is inserted at an oblique angle, which reduces the need for transpsoas resection and may obviate the need for neuromonitoring. ELSA®-ATP allows for post expansion introduction of bone graft and includes integrated screws for enhanced fixation.
Regenerative biologics products, including bioactive glass-based KINEX® and SIGNIFY™ bone void fillers and CONDUCT® ceramic-collagen, are well suited for pelvic/extremity and posterolateral spinal fusion procedures.
ExcelsiusGPS™, a robotic guidance and navigation system, is our first INR technology product to come to market. ExcelsiusGPS™ was CE-marked in 2016 and FDA-cleared in 2017, and we made our first commercial sale in the fourth quarter of 2017. The ExcelsiusGPS™ technology supports both minimally invasive and open orthopedic and neurosurgical procedures, with applications ranging from the cervical spine to the sacroilium, long bones and occiput. ExcelsiusGPS™ integrates seamlessly with Globus implants and instruments and is compatible with pre-operative CT, intra-operative CT and fluoroscopic imaging modalities. The system is designed to minimize radiation exposure, streamline workflow, and reproducibly assist in implant placement.
In the fourth quarter of 2017, we launched our first products for the treatment of orthopedic trauma. To date, we have received clearance by the U.S. Food and Drug Administration (“FDA”) for 11 trauma systems, including our CAPTIVATE™ compression screws, ANTHEM™ fixation plates, AUTOBAHN™ intramedullary nails, and our ARBOR™ external fixation system.
Product Development and Research
Globus believes in bringing products to market quickly by reducing the time from product conception to launch. We believe our approach to product development is unique and highly efficient. We employ an integrated team approach to product development involving collaboration among surgeons, our engineers, our dedicated researchers, our highly-skilled machinists, and our regulatory personnel. We believe that this team approach, as well as our extensive in-house facilities, allows us to design, test and obtain regulatory clearance and approvals of our products more effectively. We also believe that our product development engine provides us with a competitive advantage in developing products that will solve challenges for surgeons and improve outcome for patients.
Our product development efforts are supported by our in-house research capabilities. We believe that centralizing and consolidating the critical elements of the product development and commercialization process in one facility allows us to bring products from the concept stage to the market more rapidly. Research resources available in-house include a mechanical testing laboratory, spinal kinematics laboratory, tribology laboratory, cadaveric laboratory, materials characterization laboratory, computational laboratory, and clinical and biomechanical research experts.
The markets in which we operate are subject to rapid technological advancements. We must constantly improve existing products and introduce new products in order to continue to succeed. Accordingly, we have made significant investments in our product development and research capabilities. For the years ended December 31, 2017, 2016 and 2015, we spent $43.7 million, $44.5 million and $36.3 million, respectively, including costs from our INR technology and orthopedic trauma products, on research and development.

Sales and Marketing
We market and sell our products through our exclusive global sales force. As of December 31, 2017, we had a direct or distributor sales presence in the United States and in 54 countries outside the United States. We have dedicated spinal implant and INR sales teams in place and are in the process of assembling an exclusive orthopedic trauma sales team. We expect to continue to increase the number of our direct and distributor sales representatives in each of these three areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.
Our spinal implant sales representatives, which comprise the bulk of our overall sales force, are present in the operating room during most surgeries in the United States and in many, but not all, of the other countries in which our products are sold. These representatives have the responsibility to confirm that all of the items needed in the surgery are available and are provided sterile or are capable of being sterilized at the hospital. Various sizes and quantities of implants are made available to be able to satisfy varying surgical requirements and patient anatomy, along with numerous surgical instruments and cases needed to safely perform the surgery and implantation. As products are used in surgeries, replacement items are shipped to our sales representatives and hospitals to replenish their supply.
All of our independent distributors are compensated solely on commission. Most of our new direct sales representatives start with a compensation arrangement that is largely based on salary. Our goal is to have members of our direct sales force move toward a compensation model based solely on commission as they become familiar with our products and drive higher sales.
Advancement of Musculoskeletal Care
We are committed to the advancement of musculoskeletal care through our support of numerous educational and research programs geared towards surgeons, such as:

•	national and regional educational courses;

•	intensive hands-on cadaveric training on new products and new techniques;

•	research collaboration and support;

•	educational support; and

•	fellowship support.
Globus devotes significant resources to training and educating surgeons in the safe and effective use of our products and techniques. To that end, we have made significant investments in the creation, staffing and program offerings of our Musculoskeletal Education and Research Center (“MERC”). Through MERC, educational and training programs are offered at our modern bioskills laboratory and 100-person lecture facility, and through regionally-based didactic education and cadaveric bioskills training programs at off-site facilities.

Globus has a strong commitment to research performed in conjunction with surgeons from around the world as well as research opportunities in collaboration with leading academic institutions. Supported by a large, focused research team, these efforts range from basic biomechanical testing conducted internally with our six-degrees-of-freedom machine to major clinical outcomes studies. We are committed to providing the orthopedic surgeon community with high quality research to support the new surgical techniques and novel product designs that we develop.
Competition
We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive. Wright Medical Group, Orthofix International, Zimmer Biomet, K2M, Mazor Robotics and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain regulatory clearance or approvals for competing products more rapidly than we can.
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
Manufacturing and Supply
We have greatly expanded our dedicated in-house manufacturing capabilities. A significant portion of our implant products is manufactured in our facilities in Eagleville, Pennsylvania. Most of our regenerative biologics products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania. The ExcelsiusGPS™ robotic guidance and navigation system is assembled in our facility in Methuen, Massachusetts.
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
As of December 31, 2017, we owned 691 issued U.S. patents (675 utility patents; 16 design patents) and had applications pending for 517 U.S. patents (508 utility patents; 9 design patents), and we owned 227 issued foreign patents and had applications pending for 275 foreign patents. Our issued patents expire between November 2019 and May 2036.
Our trademark portfolio contains 188 registered trademarks and 102 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.
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
We are subject to unannounced device inspections by the FDA’s Office of Regulatory Affairs, Office of Compliance, the Center for Devices and Radiological Health, and Center for Biologics Evaluation and Research, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal tissue licensing regulations. These inspections may include our suppliers’ facilities.
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
In 2020, the EEA Member States will implement the EU Medical Device Regulation (MDR 2017/745), which will replace the current EU Medical Device Directive that governs medical devices in the EEA. All medical device companies manufacturing and/or marketing products in the EEA, including Globus, will be required to comply with the new regulation, which increases technical documentation requirements and may alter the classification of some products. Most devices that are CE marked under the EU Medical Device Directive prior to 2020 will continue to be marketed in the EU under certain conditions until 2024, at which point these products must comply with the new regulation.
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

Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) also imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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
Employees
As of December 31, 2017, we had over 1,500 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. Our employees are not subject to a collective bargaining agreement except in a single market outside the U.S., and we consider our relationship with our employees to be good.
Properties
Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research and manufacturing facilities in Texas and also own a distribution center in Heerlen, Netherlands to support our international operations. We maintain sales and administrative offices in fifteen additional countries, all of which are leased.

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

Third party payors, including public and private payors, may develop negative coverage policies impacting our products. For example, Aetna changed its medical policy from coverage in all or most cases to coverage only for limited indications for biomechanical devices (e.g., spine cages) for cervical fusion procedures, stating that they have not been proven more effective than bone graft for cervical fusions, which may limit demand for our products. In addition, some payors have changed their coverage policies to be more restrictive as to the criteria under which they will cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel degenerative disc disease (“DDD”), initial primary laminectomy/discectomy for nerve root decompression, or spinal stenosis. Although these coverage policy changes have not had a material impact on our business, other insurers may adopt similar coverage decisions in the future. Patients covered by these insurers may be unwilling or unable to afford lumbar fusion surgeries to treat these conditions, which could materially harm or limit our ability to sell our products designed for lumbar fusion procedures. Our business would be negatively impacted if the trend by governmental agencies or third party payors continues to reduce coverage of and/or reimbursement for procedures using our products.
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
As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives and independent distributors with significant technical knowledge in various areas. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales.
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
Our industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, the DePuy Synthes Companies (a division of Johnson & Johnson), Stryker and NuVasive. Wright Medical Group, Orthofix International, Zimmer Biomet, K2M, Mazor Robotics and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.
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
Our business strategy was formed based on assumptions that might prove wrong. We believe that various demographics and industry-specific trends will help drive growth in our markets and our business, but these demographics and trends are uncertain. Actual demand for our products could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternative treatments to those offered by our products gain widespread acceptance.
We may not be able to successfully implement our business strategy. To implement our business strategy, we need to, among other things, strengthen our brand, develop and introduce new spine surgery products, find new applications for and improve our existing products, obtain regulatory clearance or approval for new products and applications and educate spine surgeons about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by spine surgeons. Our strategy of focusing exclusively on the spine market may limit our ability to grow. In addition, we are seeking to increase our sales and, in order to do so, will need to commercialize additional products and expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different foreign and domestic regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may adversely affect our business, results of operations and financial condition.
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
We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our Executive Chairman, David C. Paul, and our Chief Executive Officer, David M. Demski. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Though members of our sales force generally enter into noncompetition agreements that restrict their ability to compete with us, most of the members of our executive management team are not subject to such agreements. Accordingly, the adverse effect resulting from the loss of certain executives could be compounded by our inability to prevent them from competing with us.
The safety and efficacy of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe and effective than initially thought.
All of the products we currently market in the United States, other than our SECURE®-C cervical disc, have either received pre-market clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) or are exempt from pre-market review. The FDA's 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside the United States, except our SECURE®-C device which was studied through seven-year postoperative study as part of the Post-Market Approval (PMA) process. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of virtually all of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability.
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
In order to increase our market share, we must enhance and broaden our product offerings in response to changing customer demands and competitive pressures and technologies.  The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

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
We recently introduced a robotic guidance and navigation system as well as products to treat patients who have experienced orthopedic trauma.  We have no prior experience marketing these new products, and we will need to convince a new audience of surgeons and hospital personnel that these products are attractive alternatives to competing products for use in applicable procedures. If we are not successful in convincing surgeons and hospitals of the merit of these products or educating them on their use, our sales and operating results may be negatively affected and we may not grow as quickly as we anticipate.
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
Our international sales account for approximately 17% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in the Euro zone, United Kingdom, Switzerland and Australia.  As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations.  We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
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
The processes by which 510(k) clearance, grant of a de novo classification request, or PMA approval is obtained can be expensive and lengthy and require the payment of significant fees. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The FDA’s goal is to review de novo classification requests within 120 to 150 days, but presently, less than 50 percent of the requests are reviewed in this time period and it often takes much longer. The process of obtaining a PMA is much costlier and more uncertain than the 510(k) clearance process and generally takes one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances through the 510(k) process, de novo classification, or approvals through the PMA process to market a medical device in the United States or internationally can be costly and time-consuming, and we may not be able to obtain these clearances, grants of de novo classification, or approvals on a timely basis, if at all.

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
In the United States, we are marketing our human tissue products as Section 361 HCT/Ps, which are not subject to FDA premarket clearance or approval requirements. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a biological license application approval or medical devices requiring 510(k) or de novo clearance or PMA approval. The FDA may then require that we cease marketing our human tissue products and/or recall the products unless and until we receive the appropriate clearance or approval from the FDA.
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
We have entered into consulting, royalty and other agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arm’s length transaction on terms identical to those offered to non-referral sources or received from us as fair market value consideration for consulting services performed. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Regulators also could prohibit us from accepting payment for products ordered or recommended by these surgeons. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with spine surgeons who order our products to be in violation of applicable laws and we were unable to comply with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial, or we may be unable to accept referrals from such surgeons.
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
We have experienced rapid growth since our inception and have increased our revenues to $636.0 million in 2017. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.
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

Risks Related to the Ownership of our Class A Common Stock
Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors and principal stockholders will be able to exert control over us and our significant corporate decisions.
Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 96,657,881 shares of our Class A and Class B common stock outstanding as of December 31, 2017, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 76% of the voting power of our outstanding capital stock. In particular, as of December 31, 2017, David C. Paul, our Executive Chairman and his family members, controlled approximately 25.5% of our Class A and Class B common stock, representing approximately 76% of the voting power of our outstanding capital stock as of that date.
As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2017, we had 192,602,551 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research and manufacturing facilities in Texas and also own a distribution center in Heerlen, Netherlands to support our international operations. We maintain sales and administrative offices in fifteen additional countries all of which are leased.
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
Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” The following table sets forth the high and low sales prices per share for our Class A common stock for the periods indicated, as reported by New York Stock Exchange:

Year Ended December 31, 2017:	High	Low
1st Quarter	$30.12	$24.58
2nd Quarter	34.03	29.09
3rd Quarter	33.38	27.79
4th Quarter	42.00	28.36

Year Ended December 31, 2016:	High	Low
1st Quarter	$27.64	$21.56
2nd Quarter	25.99	21.90
3rd Quarter	26.46	22.00
4th Quarter	25.00	19.25
We had approximately 58 stockholders of record as of February 19, 2017. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from December 31, 2012 through December 31, 2017 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 2012, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2017
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Globus Medical, Inc.
S&P 500 Index - Total Returns
S&P 500 Health Care Equipment Index

Company/Index	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Globus Medical, Inc.	$100	$192	$227	$265	$237	$392
S&P 500 Index	$100	$132	$151	$153	$171	$208
S&P 500 Health Care Equipment	$100	$128	$161	$171	$182	$238
Item 6. Selected Financial Data
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below.

Statement of Income Data:	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Sales	$635,977	$563,994	$544,753	$474,371	$434,459
Cost of goods sold	150,453	134,705	132,333	110,769	100,343
Gross profit	485,524	429,289	412,420	363,602	334,116
Operating expenses:
Research and development	43,679	44,532	36,312	31,166	26,389
Selling, general and administrative	267,817	222,156	210,241	188,632	182,348
Provision for litigation	2,668	3,156	(11,268)	5,667	23,055
Amortization of intangibles	7,909	3,478	1,561	712	531
Acquisition related costs	1,611	1,826	3,352	(937)	120
Total operating expenses	323,684	275,148	240,198	225,240	232,443
Operating income	161,840	154,141	172,222	138,362	101,673
Other income/(expense), net	8,088	3,138	583	280	328
Income before income taxes	169,928	157,279	172,805	138,642	102,001
Income tax provision	62,580	52,938	60,021	46,157	33,389
Net income	$107,348	$104,341	$112,784	$92,485	$68,612
Net income per common share:
Basic	$1.12	$1.09	$1.19	$0.98	$0.74
Diluted	$1.10	$1.08	$1.17	$0.97	$0.73
Weighted average number of common shares:
Basic	96,243	95,647	95,046	94,227	92,647
Diluted	97,887	96,432	96,073	95,457	94,192

Balance Sheet Data:	As of December 31,
(In thousands)	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable securities	$429,840	$350,756	$329,791	$304,051	$275,452
Working capital	527,269	433,874	462,108	380,613	348,866
Total assets	1,078,502	927,637	834,100	703,547	566,304
Business acquisition liabilities, including current portion (1)	15,919	20,080	33,314	26,276	17,258
Stockholders’ equity	$967,778	$832,078	$715,324	$585,454	$472,360

(1)
In connection with certain acquisitions completed in 2017 through 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable were $20.6 million, $29.1 million, $35.9 million, $38.9 million and $23.9 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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
Overview
We are a medical device company that develops and commercializes solutions for the treatment of musculoskeletal solutions. Today we are primarily focused on implants that promote healing in patients with spine disorders. In 2017, we launched ExcelsiusGPS™, a revolutionary robotic guidance and navigation system that supports minimally invasive and open orthopedic and neurosurgical procedures, with screw placement applications in spine and orthopedic surgery. We completed our first sale of ExcelsiusGPS™ in the fourth quarter of 2017. Also in the fourth quarter of 2017, we launched our first products for the treatment of patients who have experienced orthopedic trauma.
We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and address new treatment options. Since our inception in 2003, we have launched over 180 products and offer a comprehensive product portfolio of innovative and differentiated products addressing a broad array of musculoskeletal pathologies, anatomies and surgical approaches.
All of our current products fall into one of two categories: Innovative Fusion or Disruptive Technologies. Our Innovative Fusion products comprise fusion products designed to treat a wide variety of musculoskeletal disorders and can be used in a variety of surgical approaches. We believe our Innovative Fusion products have features and characteristics that provide advantages for surgeons and potentially contribute to better outcomes for patients as compared to competing traditional fusion products.
We define Disruptive Technologies as those that represent a significant shift in the treatment of musculoskeletal disorders or trauma by allowing for novel surgical procedures, improvements to existing surgical procedures and/or the treatment of musculoskeletal disorders earlier in the continuum of care. We believe the use of Disruptive Technologies may improve patient outcomes and reduce costs given the expected lower morbidity rates, shorter patient recovery times and shorter hospital stays associated with these procedures. Additionally, Disruptive Technologies may help patients avoid progression of spinal disc disease sometimes caused by traditional surgical options such as spinal fusion. Our current portfolio of approved and pipeline Disruptive Technology products includes products that allow for minimally invasive surgical (“MIS”) techniques, as well as new treatment alternatives, including imaging, navigational and robotics (“INR”) technologies; motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous process spacer products; regenerative biologics technologies; and interventional pain management solutions, including treatments for vertebral compression fractures.
While we group our products into two categories, our products are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer surgeons a complete suite of products they can use to most effectively treat their patients, based on the patient’s specific anatomy and condition and the surgeon’s particular training and surgical preference.

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
During the year ended December 31, 2017, our international sales accounted for approximately 17% of our total sales. The international sales total includes a full year of results following the September 1, 2016 acquisition of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec International”). We have sold our products in 54 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.
Components of our Results of Operations
We manage our business globally within one operating segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.
Sales
Today, we sell primarily implants and related disposables, primarily to hospitals, for use by spine surgeons to treat spine disorders. We generally consign our surgical sets, which contain our implants, disposables, surgical instruments and cases to our sales representatives, and the sets are maintained with the sales representatives or at our hospital customers that purchase the implants and related disposables used in the surgeries. We recognize revenue when the consigned implants and related disposables have been implanted or used, or for sets that are sold directly and not consigned, when title to the goods and risk of loss are transferred to customers with no remaining performance obligations which affect the customer’s final acceptance of the sale.
We completed our first sale of ExcelsiusGPS™ in the fourth quarter of 2017. We recognize revenue when the equipment is installed and accepted by the customer, which is consistent with when title to the good and risk of loss is transferred to the customer.
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

Cost of Goods Sold
While we have increased our in-house spinal implant product manufacturing capacity, we also have products manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs from our in-house manufacturing, costs of products purchased from third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. Beginning in January 2013, our cost of goods sold increased as a result of a medical device excise tax (“MDET”) of up to 2.3% on the sale of certain medical devices in the United States. On December 18, 2015, the MDET was suspended for two years effective January 1, 2016. In January 2018, Congress further extended the moratorium on the medical device excise tax through January 1, 2020.
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
Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. See “Note 13. Income Taxes” below for further discussion on the impact of the U.S. Tax Cuts and Jobs Act in the current year.
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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. We generate a significant portion of our revenue from consigned inventory maintained at hospitals or with sales representatives. For these products, we recognize revenue at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold. In general, our customers do not have any rights of return or exchange.
Excess and Obsolete Inventory. We state inventories at the lower of cost or market. We determine cost on a first-in, first-out basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $11.5 million, $12.8 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. We acquired goodwill in connection with the various acquisitions completed. Goodwill is tested for impairment at a minimum on an annual basis. The fair value is estimated using an income and discounted cash flow approach. We performed our qualitative goodwill and indefinite-lived intangible assets impairment tests in the fourth quarter of 2017 and determined that fair value of our reporting units is substantially in excess of carrying value.
Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier networks, patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.

IPR&D has an indefinite life and is not amortized until completion and development of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. During 2016, we recorded an impairment charge of $3.5 million as a component of acquisition related costs.
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

Results of Operations
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Sales
The following table sets forth, for the periods indicated, our sales by product category and geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Innovative Fusion	$327,391	$287,594	$39,797	13.8%
Disruptive Technology	308,586	276,400	32,186	11.6%
Total sales	$635,977	$563,994	$71,983	12.8%
Product launches continue to be a driving force in our sales growth, particularly from products launched during the last three years. Innovative Fusion sales increased by $39.8 million due primarily to increases in Alphatec International sales and sales of QUARTEX®, which were offset partially by pricing pressure. The growth in Disruptive Technology of $32.2 million was due primarily to sales of expandable interbody, minimally invasive and regenerative biologics products launched in the past three years and from sales of ExcelsiusGPS™ in the fourth quarter of 2017.

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
United States	$529,882	$500,226	$29,656	5.9%
International	106,095	63,768	42,327	66.4%
Total sales	$635,977	$563,994	$71,983	12.8%
In the United States, the increase in sales of $29.7 million was due primarily to expansion into new territories and increased penetration in existing territories. The region experienced strong sales in Disruptive Technology products, led by sales of expandable interbody products and regenerative biologics and ExcelsiusGPS™.
Internationally, the increase in sales of $42.3 million was primarily due to incremental sales from the Alphatec International acquisition and increased penetration in Japan. On a constant currency basis, our international sales grew $41.1 million, or by 66.9%, due to expansion into new international territories. Our worldwide sales increased 12.8% on a constant currency basis. For additional information regarding the Alphatec International acquisition, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Acquisitions” and for additional information regarding constant currency, please refer to “Non-GAAP Financial Measures” below.

Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Cost of goods sold	$150,453	$134,705	$15,748	11.7%
Percentage of sales	23.7%	23.9%
The increase in cost of goods sold was primarily due to increases from higher volumes, product mix and inventory write offs. Partially offsetting these increases was a cost benefit of $4.0 million from in-house manufacturing.
Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Research and development	$43,679	$44,532	$(853)	(1.9)%
Percentage of sales	6.9%	7.9%
The decrease in research and development expenses was due primarily to $4.0 million of one-time licensing cost incurred in 2016, which was partially offset by increased investment into INR technology and orthopedic trauma for additional headcount to further research activities and development of new innovative products.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Selling, general and administrative	$267,817	$222,156	$45,661	20.6%
Percentage of sales	42.1%	39.4%
The increase in selling, general and administrative expenses was due primarily to increases of $15.8 million of costs to support Alphatec International sales, $9.5 million of costs to build the INR technology and orthopedic trauma sales forces, and a $10.1 million increase in the U.S. sales force expenses. In addition, there were cost increases of $6.5 million related to general and administrative compensation costs.
Provision for Litigation

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Provision for litigation	$2,668	$3,156	$(488)	(15.5)%
Percentage of sales	0.4%	0.6%
The current year provision for litigation, which is relatively consistent with the prior year provision, includes legal settlement and verdict costs.

For additional information regarding litigation, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 15. Commitments and Contingencies.”
Amortization of Intangibles

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Amortization of intangibles	$7,909	$3,478	$4,431	127.4%
Percentage of sales	1.2%	0.6%
The increase in the amortization of intangibles is primarily due to intangible assets acquired in connection with the Alphatec International acquisition.
Acquisition Related Costs

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Acquisition related costs	$1,611	$1,826	$(215)	(11.8)%
Percentage of sales	0.3%	0.3%
Acquisition related costs remained consistent for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The current year balance primarily consists of costs associated with the KB Medical acquisition.
Other Income, Net

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Other income, net	$8,088	$3,138	$4,950	157.7%
Percentage of sales	1.3%	0.6%
The increase in other income, net is due primarily to increases in interest income from increased average investment balances and the note receivable with Alphatec Spine Inc., coupled with increases in foreign exchange transaction gains. For additional information regarding the note receivable with Alphatec Spine Inc., please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 3. Note Receivable.”

Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2017	December 31, 2016	$	%
Income tax provision	$62,580	$52,938	$9,642	18.2%
Effective income tax rate	36.8%	33.7%
Our tax provision and effective tax rate for the year ended December 31, 2017 was higher than the prior year due primarily to the impact of the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”), as further described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 13. Income Taxes.”
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
The increase in cost of goods sold was primarily due to increases from higher volumes, product mix, inventory write offs and increases in depreciation and other operational costs. Included in these increases was a prior period adjustment of $1.8 million. Partially offsetting these increases was $9.0 million in savings related to the two-year moratorium on the medical device excise tax (“MDET”), which began January 1, 2016. Savings of $5.0 million were realized in 2016 from the impact of lower manufacturing costs from Branch Medical Group (“BMG”) as well as a $3.4 million decrease in freight costs.
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
The increase in research and development expenses was due primarily to $4.0 million of one-time licensing costs, increases in employee-related expenses of $3.4 million from additional headcount related to continued investment in robotics and orthopedic trauma groups, and increases in supplies and other research costs of $0.8 million.

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
The 2016 provision for litigation, which includes settlement and verdict costs, was due primarily to the settlements of the Bonutti and other litigation matters. In the prior year period, we recognized a benefit due to the recognition of the DePuy Synthes Settlement Agreement.
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
The following is a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Year Ended
(In thousands, except percentages)	December 31, 2017	December 31, 2016		December 31, 2015
Net income	$107,348	$104,341		$112,784
Interest income, net	(6,608)	(3,057)		(1,304)
Provision for income taxes	62,580	52,938		60,021
Depreciation and amortization	42,067	38,771	*	24,084
EBITDA	205,387	192,993		195,585
Stock-based compensation expense	14,686	11,382		9,639
Provision for litigation	2,668	3,156		(11,268)
Acquisition related costs/licensing	3,391	6,931		3,577
Prior period adjustment, excluding depreciation	—	(3,697)		—
Adjusted EBITDA	$226,132	$210,765		$197,533

Net income as a percentage of sales	16.9%	18.5%		20.7%
Adjusted EBITDA as a percentage of sales	35.6%	37.4%		36.3%
______________

*	Included in this amount for the year ended December 31, 2016 is $5.5 million related to depreciation amounts recognized in the current year related to the prior period adjustment.
For additional information regarding the prior period adjustment, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (b) Basis of Presentation.”

In addition, for the year ended December 31, 2017 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, prior period adjustment and the tax effects of all of the foregoing adjustments. The tax effect adjustment represents the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used. At December 31, 2017, we calculated the tax effect of adjusting items utilizing our effective tax rate prior to the one-time Tax Reform Act adjustment. The effective tax rate applied is 30.3%.
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
The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net income	$107,348	$104,341	$112,784
Provision for litigation	2,668	3,156	(11,268)
Amortization of intangibles	7,909	3,478	1,561
Acquisition related costs/licensing	3,391	6,931	3,577
Prior period adjustment	—	1,765	—
Tax reform impact	11,014	—	—
Tax effect of adjusting items	(4,239)	(5,166)	2,127
Non-GAAP net income	$128,091	$114,505	$108,781
The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Year Ended
(Per share amounts)	December 31, 2017	December 31, 2016	December 31, 2015
Diluted earnings per share, as reported	$1.10	$1.08	$1.17
Provision for litigation	0.03	0.03	(0.12)
Amortization of intangibles	0.08	0.04	0.02
Acquisition related costs/licensing	0.03	0.07	0.04
Prior period adjustment	—	0.02	—
Tax reform impact	0.11	—	—
Tax effect of adjusting items	(0.04)	(0.05)	0.02
Non-GAAP diluted earnings per share	$1.31	$1.19	$1.13

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

	Year Ended
(Per share amounts)	December 31, 2017	December 31, 2016	December 31, 2015
Net cash provided by operating activities	$159,535	$173,464	$124,007
Adjustment for impact of restricted cash	(477)	(25,641)	2,749
Purchases of property and equipment	(51,303)	(40,909)	(50,760)
Free cash flow	$107,755	$106,914	$75,996
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

	Year Ended		Reported Sales Growth	Currency Impact on 2017 Sales	Constant Currency Sales Growth
(In thousands, except percentages)	December 31, 2017	December 31, 2016
United States	$529,882	$500,226	5.9%	—	5.9%
International	106,095	63,768	66.4%	$346	66.9%
Total sales	$635,977	$563,994	12.8%	$346	12.8%

	Year Ended		Reported Sales Growth	Currency Impact on 2016 Sales	Constant Currency Sales Growth
(In thousands, except percentages)	December 31, 2016	December 31, 2015
United States	$500,226	$498,191	0.4%	—	0.4%
International	63,768	46,562	37.0%	$(1,594)	40.4%
Total sales	$563,994	$544,753	3.5%	$(1,594)	3.8%

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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2017 - 2016 Change	2016 - 2015 Change
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015	$	$
Net cash provided by operating activities	$159,535	$173,464	$124,007	$(13,929)	$49,457
Net cash used in investing activities	(111,277)	(162,738)	(153,050)	51,461	(9,688)
Net cash provided by financing activities	1,626	470	4,277	1,156	(3,807)
Effect of foreign exchange rate changes on cash	1,979	(1,894)	153	3,873	(2,047)
Increase/(decrease) in cash and cash equivalents	$51,863	$9,302	$(24,613)	$42,561	$33,915
Our cash, cash equivalents and marketable securities at December 31, 2017 and 2016 were $429.8 million and $350.8 million, respectively. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities, whereby our principal source of liquidity is operating cash flows. Excess operating cash is primarily used to fund acquisitions to advance the strategic growth of the Company, as well as continue our cash management program to generate returns on our cash and cash equivalents through investing in marketable securities, which include municipal bonds, Variable Rate Demand Notes (“VRDNs”), corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities. Our overall cash position reflects our strong business results and a cash management strategy that takes into account liquidity, economic factors and tax considerations. We believe our future operating cash flows will be sufficient to meet our future operating cash needs. See “Liquidity and Capital Resources” below for further discussion of cash flow results.
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities for the year ended December 31, 2017 was due primarily to the timing of collection and billing of trade accounts receivable, which was partially offset by an increase in depreciation and amortization expense.
The increase in net cash provided by operating activities for the year ended December 31, 2016 was due primarily to the recovery of the restricted cash related to the DePuy Synthes settlement, coupled with lower working capital and lower year-over-year income tax payments.

Cash Used in Investing Activities
The increase in net cash used in investing activities for the year ended December 31, 2017 was due primarily to higher investment in marketable securities and increased purchases of property and equipment, which was partially offset by the decrease in cash used for the acquisition of businesses.
The decrease in net cash used in investing activities for the year ended December 31, 2016 was due primarily to lower investment in marketable securities and decreased purchases of property and equipment, which was partially offset by the issuance of a note receivable, and an increase in cash used for the acquisition of businesses.
Cash Provided by Financing Activities
The increase in cash provided by financing activities for the year ended December 31, 2017 was due primarily to higher proceeds from exercises of stock options, which was partially offset by payments for business acquisition liabilities.
The decrease in cash provided by financing activities for the year ended December 31, 2016 was due primarily to higher payments of business acquisition liabilities.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$118,817	$66,954
Short-term marketable securities	254,890	223,358
Long-term marketable securities	56,133	60,444
Total cash, cash equivalents and marketable securities	$429,840	$350,756
During the year ended December 31, 2017, our total cash, cash equivalents and marketable securities increased $79.1 million, primarily as a result of our cash provided by operating activities and increased investment in marketable securities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, U.S. treasuries, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2017.
During the fourth quarter of 2017, the Company identified and recorded an adjustment to its December 31, 2016 consolidated balance sheet to correct the presentation of $65.8 million of its VRDNs as short-term marketable securities instead of cash and cash equivalents (see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies.”)
On June 13, 2017, we acquired the international operations and distribution channel of KB Medical SA for $31.5 million in cash, subject to certain closing adjustments (see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Acquisitions.”)

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility extends to May 2018. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75% or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2017, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2017. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2017. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$2,530	$1,488	$903	$120	$19
Purchase obligations(1)	10,830	1,969	2,461	2,400	4,000
Total(2)	$13,360	$3,457	$3,364	$2,520	$4,019
______________

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts as well as costs related to service agreements.

(2)
In connection with certain acquisitions completed in 2011 through 2017, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $20.6 million.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets. We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable debt securities. Except for the foreign exchange risk described below, we believe there has been no material quantitative changes in our market risk exposure between December 31, 2017 and December 31, 2016.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities portfolio. At December 31, 2017, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.
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
We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2017, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.
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

Item 8. Financial Statements and Supplementary Data
GLOBUS MEDICAL, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and stockholders of
Globus Medical, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Globus Medical, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the year ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 22, 2018
We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and stockholders of
Globus Medical, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report, dated February 22, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 22, 2018

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Globus Medical, Inc.

We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the corresponding financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globus Medical, Inc. and subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for the two years ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 16, 2017

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$118,817	$66,954
Restricted cash	—	477
Short-term marketable securities	254,890	223,358
Accounts receivable, net of allowances of $3,963 and $2,771, respectively	116,676	91,983
Inventories	108,409	112,692
Prepaid expenses and other current assets	11,166	14,502
Current portion of note receivable	1,667	—
Income taxes receivable	8,717	3,800
Total current assets	620,342	513,766
Property and equipment, net of accumulated depreciation of $191,760 and $166,711, respectively	143,167	124,229
Long-term marketable securities	56,133	60,444
Note receivable	28,333	30,000
Intangible assets, net	78,659	61,706
Goodwill	123,890	105,926
Other assets	7,947	928
Deferred income taxes	20,031	30,638
Total assets	$1,078,502	$927,637

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,039	$17,472
Accrued expenses	52,594	46,401
Income taxes payable	3,274	1,911
Business acquisition liabilities	11,411	14,108
Other current liabilities	755	—
Total current liabilities	93,073	79,892
Business acquisition liabilities, net of current portion	4,508	5,972
Deferred income taxes	10,669	7,876
Other liabilities	2,474	1,819
Total liabilities	110,724	95,559
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 72,780 and 72,052 shares at December 31, 2017 and 2016, respectively	73	72
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 shares at December 31, 2017 and 2016, respectively	24	24
Additional paid-in capital	238,341	211,725
Accumulated other comprehensive loss	(6,907)	(8,642)
Retained earnings	736,247	628,899
Total equity	967,778	832,078
Total liabilities and equity	$1,078,502	$927,637
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	December 31, 2017	December 31, 2016	December 31, 2015
Sales	$635,977	$563,994	$544,753
Cost of goods sold	150,453	134,705	132,333
Gross profit	485,524	429,289	412,420

Operating expenses:
Research and development	43,679	44,532	36,312
Selling, general and administrative	267,817	222,156	210,241
Provision for litigation	2,668	3,156	(11,268)
Amortization of intangibles	7,909	3,478	1,561
Acquisition related costs	1,611	1,826	3,352
Total operating expenses	323,684	275,148	240,198

Operating income	161,840	154,141	172,222

Other income, net:
Interest income, net	6,608	3,057	1,304
Foreign currency transaction gain/(loss)	909	(482)	(1,159)
Other income	571	563	438
Total other income, net	8,088	3,138	583

Income before income taxes	169,928	157,279	172,805
Income tax provision	62,580	52,938	60,021

Net income	$107,348	$104,341	$112,784

Earnings per share:
Basic	$1.12	$1.09	$1.19
Diluted	$1.10	$1.08	$1.17
Weighted average shares outstanding:
Basic	96,243	95,647	95,046
Dilutive stock options	1,644	785	1,027
Diluted	97,887	96,432	96,073

Anti-dilutive stock options excluded from weighted average calculation	2,873	5,481	3,348
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net income	$107,348	$104,341	$112,784
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(146)	(48)	(55)
Foreign currency translation gain/(loss)	1,881	(6,636)	(246)
Total other comprehensive gain/(loss)	1,735	(6,684)	(301)
Comprehensive income	$109,083	$97,657	$112,483
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
(In thousands)	Shares	$	Shares	$				Total
Balance at December 31, 2014	70,828	$71	23,878	$24	$175,242	$(1,657)	$411,774	585,454
Stock-based compensation	—	—	—	—	9,860	—	—	9,860
Exercise of stock options	614	—	—	—	5,477	—	—	5,477
Tax benefit related to nonqualified stock options exercised	—	—	—	—	2,050	—	—	2,050
Comprehensive income	—	—	—	—	—	(301)	112,784	112,483
Balance at December 31, 2015	71,442	$71	23,878	$24	$192,629	$(1,958)	$524,558	$715,324
Stock-based compensation	—	—	—	—	11,652	—	—	11,652
Exercise of stock options	610	1	—	—	5,873	—	—	5,874
Tax benefit related to nonqualified stock options exercised	—	—	—	—	1,571	—	—	1,571
Comprehensive income	—	—	—	—	—	(6,684)	104,341	97,657
Balance at December 31, 2016	72,052	$72	23,878	$24	$211,725	$(8,642)	$628,899	$832,078
Stock-based compensation	—	—	—	—	14,882	—	—	14,882
Exercise of stock options	728	1	—	—	11,734	—	—	11,735
Comprehensive income	—	—	—	—	—	1,735	107,348	109,083
Balance at December 31, 2017	72,780	$73	23,878	$24	$238,341	$(6,907)	$736,247	$967,778
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income	$107,348	$104,341	$112,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,067	38,771	24,084
Amortization of premium on marketable securities	2,671	4,068	3,354
Write-down for excess and obsolete inventories	11,519	12,836	9,924
Stock-based compensation expense	14,686	11,382	9,639
Allowance for doubtful accounts	1,718	685	1,465
Change in fair value of contingent consideration	1,240	2,866	3,118
Non-cash settlement of accrued expenses	—	(4,632)	(8,405)
Impairment of intangible assets	516	3,472	—
Change in deferred income taxes	8,292	(3,810)	6,235
(Increase)/decrease in:
Restricted cash	477	25,641	(2,749)
Accounts receivable	(24,955)	(4,668)	(4,193)
Inventories	(5,277)	(10,503)	(19,327)
Prepaid expenses and other assets	(4,774)	4,568	(1,203)
Increase/(decrease) in:
Accounts payable	9,843	(23)	(3,825)
Accounts payable to related party	—	—	(5,359)
Accrued expenses and other liabilities	(2,064)	(18,164)	(878)
Income taxes payable/receivable	(3,772)	6,634	(657)
Net cash provided by operating activities	159,535	173,464	124,007

Cash flows from investing activities:
Purchases of marketable securities	(392,895)	(350,448)	(300,207)
Maturities of marketable securities	240,353	281,885	188,702
Sales of marketable securities	122,512	52,802	57,728
Purchases of property and equipment	(51,303)	(40,909)	(50,760)
Issuance of note receivable	—	(30,000)	—
Acquisition of businesses, net of cash acquired	(29,944)	(76,068)	(48,513)
Net cash used in investing activities	(111,277)	(162,738)	(153,050)

Cash flows from financing activities:
Payment of business acquisition liabilities	(10,109)	(5,404)	(1,200)
Proceeds from exercise of stock options	11,735	5,874	5,477
Net cash provided by financing activities	1,626	470	4,277

Effect of foreign exchange rate on cash	1,979	(1,894)	153

Net increase/(decrease) in cash and cash equivalents	51,863	9,302	(24,613)
Cash and cash equivalents, beginning of period	66,954	57,652	82,265
Cash and cash equivalents, end of period	$118,817	$66,954	$57,652

Supplemental disclosures of cash flow information:
Interest paid	3	35	9
Income taxes paid	$59,111	$50,087	$57,100
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company that develops and commercializes solutions for the treatment of musculoskeletal solutions. We are primarily focused on implants that promote healing in patients with spine disorders, but recently launched a robotic guidance and navigation system and products to treat patients who have experienced orthopedic traumas.

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
During the fourth quarter of 2016, we self-identified and recorded non-cash prior period adjustments primarily related to depreciation and scrap expense for our instruments and cases. This $1.8 million net cumulative adjustment related to the period beginning in 2013 and through 2015 and resulted in a $5.5 million pre-tax increase in depreciation and a $3.7 million pre-tax decrease in scrap and provision for excess and obsolete inventory, both of which are primarily components of our full fiscal year 2016 cost of goods sold on our consolidated statement of income. We performed the analysis required by Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined that the effect of the adjustments was not material to the financial position, results of operations or cash flows of any prior fiscal year from both a quantitative and qualitative perspective and is not material to the full fiscal year 2016.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2017, the Company identified and recorded an adjustment to its December 31, 2016 consolidated balance sheet to correct the presentation of $65.8 million of its Variable Rate Demand Notes (“VRDNs”) as short-term marketable securities instead of cash and cash equivalents.  Accordingly, the statement of cash flows for the year ended December 31, 2016 has been adjusted to appropriately increase purchases of marketable securities by $63.3 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $63.3 million.  The statement of cash flows for the year ended December 31, 2015 has been adjusted to appropriately increase purchases of marketable securities by $2.5 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $2.5 million.  As of December 31, 2016, this adjustment also resulted in the addition of VRDNs to the table in Note 5, Marketable Securities and an adjustment to appropriately present VRDNs in the table in Note 6, Fair Value Measurements within Municipal bonds instead of cash equivalents.
In accordance with FASB Topic ASC 320, Investments-Debt and Equity Securities, based on our ability to market and sell these instruments and our intent to not hold such instruments until maturity, we account for VRDNs as available-for-sale, and carry them at their fair value. VRDNs are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify VRDNs at December 31, 2016 as short-term based on the reset dates.  The Company does not own VRDNs as of December 31, 2017.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fourth quarter of 2017, we completed a review of the estimated useful life of our Instruments and Modules and cases. Based on historical useful life information, forecasted product life cycles and demand expectations, the useful life of Instruments and Modules and cases were extended from three to five years. This was accounted for as a change in accounting estimate and was made on a prospective basis effective October 1, 2017. For the year ended and quarter ended December 31, 2017, depreciation expense was lower by approximately $1.7 million than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the year ended December 31, 2017 was $0.01 per share and for the quarter ended December 31, 2017 was $0.01 per share.
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
(g) Restricted Cash
In December 2014, we set aside cash for the payment of a portion of the DePuy Synthes and Bianco litigations. We classified this cash as restricted, as the amount was placed in escrow to be used for payment of the litigation obligations, should we not be successful with our appeals. On January 13, 2016, we settled our litigation with DePuy Synthes and made a payment of $7.9 million and recovered approximately $8.4 million related to that settlement shortly thereafter. As of December 31, 2017, we have no restricted cash remaining. See “Note 15. Commitments and Contingencies” below for more details regarding these litigations.
(h) Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, are primarily marketable securities and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising our customer base. We perform ongoing credit evaluations of our customers and generally do not require collateral.
There was no customer that accounted for 10% or more of sales for the years ended December 31, 2017, 2016, and 2015, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(i) Marketable Securities
Our marketable securities include municipal bonds, VRDNs, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of December 31, 2017 and 2016. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
Purchases of property and equipment included in accounts payable and accrued expenses were $6.5 million, $5.2 million, and $4.8 million during the twelve months ended December 31, 2017, 2016, and 2015, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l) Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2017, 2016 and 2015, we did not record any impairment charges related to goodwill.
Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. During 2017, we recorded an impairment charge of $0.5 million related to one of our developed technologies related to one of our systems as a component of selling, general and administrative expense. There were no impairments of finite-lived intangible assets during the years ended December 31, 2016 and 2015.
IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. During 2016, we recorded an impairment charge of $3.5 million related to one of our IPR&D projects as a component of acquisition related costs. There were no impairments of IPR&D during the years ended December 31, 2017 or 2015.
(m) Impairment of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2017, 2016 and 2015, we did not record any impairment charges related to long-lived assets.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(o) Cost of Goods Sold
Cost of goods sold consists primarily of costs from our in-house manufacturing, costs of products purchased from third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(s) Fair Value of Financial Instruments
As of December 31, 2017, the carrying values of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short and long-term nature. We classify our financial assets and liabilities that are measured at fair value into one of the three categories based upon inputs used to determine fair value. See “Note 6. Fair Value Measurements” below for more details regarding inputs and classifications.
(t) Advertising Expense
We expense advertising costs as they are incurred. Advertising expense was $1.5 million, $0.9 million and $0.4 million, for the years ended December 31, 2017, 2016, and 2015, respectively.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(w) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposed a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. We account for the MDET as a component of our cost of goods sold. For the year ended December 31, 2015 we recognized $8.1 million of expense.
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, includes a two-year suspension on the medical device excise tax, effective January 1, 2016. In January 2018, Congress further extended the moratorium on the medical device excise tax through January 1, 2020.
(x) Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance in former Topic 605, Revenue Recognition, and most other existing revenue guidance in US GAAP. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted prior to the first quarter of 2017. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application). As of December 31, 2017, we finalized our assessment of the standard. As a significant portion of our revenues do not result from multiple element arrangements and we currently recognize revenue at the time the product is used or implanted, this update will not have a material impact on our financial position, results of operations, and disclosures. The updated guidance will require additional disclosure regarding our revenue transactions.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2016, the FASB released ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses whether to present certain specific cash flow items as operating, investing or financing activities. ASU 2016-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We will adopt ASU 2016-15 on January 1, 2018. We believe that this update will not have a material impact on our consolidated statements of cash flows.
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
(y) Recently Adopted Accounting Pronouncements
In July 2015, the FASB released ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) as part of the FASB’s Simplification Initiative. This standard is intended to more closely align the measurement of inventory under GAAP with the measurement of inventory under International Financial Reporting Standards. Within the scope of the update, an entity is required to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonable and predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for all public entities for fiscal years beginning after December 31, 2016, including interim reporting periods within that period, and is required to be applied prospectively, with early adoption permitted. We adopted ASU 2015-11 on January 1, 2017. This standard does not have a material impact on our financial position, results of operations, and disclosures.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred income taxes are classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 also aligns the presentation of deferred taxes with that of International Financial Reporting Standards. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. We adopted ASU 2015-17 prospectively effective March 31, 2016, therefore prior periods were not adjusted.
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

ASU 2016-09 requires that all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. The adoption of this provision is required to be applied using a prospective transition method, therefore prior period net income has not been adjusted. Under the provisions of the new guidance, we elected to account for forfeitures as they occur, and using the required modified retrospective adoption, the impact to retained earnings was immaterial. We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented. As a result of this retrospective application, our cash provided by operating activities increased by $1.6 million and $2.1 million for the years ended December 31, 2016, and 2015, respectively, and our cash provided by financing activities decreased by $1.6 million and $2.1 million for the years ended December 31, 2016, and 2015, respectively.
NOTE 2. ACQUISITIONS
KB Medical
On June 13, 2017, we acquired KB Medical SA (“KB Medical”), a Swiss-based robotic developer, to further bolster our development team, intellectual property, and product portfolio (the “KB Medical Acquisition”). We have included the financial results of KB Medical in our consolidated financial statements from the acquisition date, and the results from KB Medical were not material to our consolidated financial statements. We accounted for the KB Medical Acquisition under the purchase method of accounting. Amounts recognized for assets acquired and liabilities assumed are based on our purchase price allocations and on certain management judgments. These allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. The fair value of the consideration for the KB Medical Acquisition was approximately $31.5 million of cash paid at closing, plus a potential $4.9 million contingent consideration payment based on product development milestones. We recorded $20.2 million of identifiable net assets, based on their estimated fair values, and goodwill of $16.2 million. None of the goodwill is expected to be deductible for tax purposes.
As of December 31, 2017, the maximum aggregate undiscounted amount of contingent consideration potentially payable related to the KB Medical Acquisition is $5.2 million.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, we recorded the following purchase price allocation for the identifiable tangible and intangible assets and liabilities of KB Medical:

(In thousands)
Consideration:
Cash paid at closing	$31,501
Purchase price contingent consideration	4,871
Fair value of consideration	$36,372

Identifiable assets acquired and liabilities assumed:
Cash acquired	$1,557
Prepaid and other current assets	168
Intangible assets, gross	24,500
Other assets	18
Accounts payable and accrued expenses	(1,312)
Deferred tax liabilities	(4,727)
Total identifiable net assets	20,204

Goodwill	16,168
Total allocated purchase price	$36,372
Alphatec International
On September 1, 2016 (the “Closing Date”), Globus Medical Ireland, Ltd. (“Globus Ireland”), a private limited company existing under the laws of Ireland and an indirect wholly-owned subsidiary of Globus, acquired from Alphatec Holdings, Inc., a Delaware corporation (“Alphatec”) (i) substantially all of the assets and certain liabilities of Alphatec’s subsidiaries in the United Kingdom, Italy, the Netherlands, Germany and Hong Kong and (ii) all of the outstanding equity interests of Alphatec’s subsidiaries in Japan, Brazil, China, Singapore and Australia (“Alphatec International”) pursuant to a Purchase and Sale Agreement entered into on July 25, 2016 (the “Purchase Agreement” and the “Alphatec Acquisition”). The aggregate consideration for the transaction was approximately $77.8 million in cash, subject to customary adjustment after closing for certain working capital items as provided in the Purchase Agreement.
In addition, in connection with the Alphatec Acquisition, Globus Ireland entered into a supply agreement with Alphatec, pursuant to which Alphatec will supply products to Globus Ireland and its newly-acquired subsidiaries for up to five years after the Closing Date.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We accounted for the Alphatec Acquisition under the purchase method of accounting, and as a result, recorded goodwill of approximately $16.5 million. The results of operations of Alphatec International have been included in our results of operations from the date of acquisition. Amounts recognized for assets acquired and liabilities assumed are based on our purchase price allocations and on certain management judgments. These allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible assets, and estimates of the useful lives of tangible assets. We completed our final purchase price allocations during August 2017. The final valuation adjustments were due primarily to reclassifications for inventory, instruments and cases purchased but not yet received at the closing date, reclassification of fair value adjustments to accrued expenses for inventory, reallocation of the purchase price and certain intangible assets between international jurisdictions, and tax adjustments related to inventory and intangibles. Based on our purchase price allocations, we believe that an immaterial amount of goodwill from the Alphatec Acquisition is deductible for tax purposes.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma information is based on our historical data and our assumptions for consolidated results of operations, and gives effect to the Alphatec Acquisition as if it had occurred on January 1, 2015. These unaudited pro forma results include adjustments having a continuing impact on our consolidated statements of income. These adjustments primarily consist of: adjustments to the fair value of inventory, adjustments to depreciation for the fair value and depreciable lives of property and equipment, amortization of intangibles, interest income and adjustments to tax expense based on consolidated pro forma results. These results have been prepared using assumptions our management believes are reasonable, are not necessarily indicative of the actual results that would have occurred if the acquisition had occurred on January 1, 2015, and are not necessarily indicative of the results that may be achieved in the future, including but not limited to operating synergies that we may realize as a result of the Alphatec Acquisition.

(pro forma, unaudited, in thousands, except per share amounts)	December 31, 2016	December 31, 2015

Net sales	$595,698	$598,386
Net income	110,611	115,181

Earnings per share:
Basic	$1.16	$1.21
Diluted	$1.15	$1.20
NOTE 3. NOTE RECEIVABLE
On September 1, 2016, in connection with the Alphatec Acquisition, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Alphatec and Alphatec Spine, Inc. (“Alphatec Spine” and together with Alphatec, the “Alphatec Borrowers”), pursuant to which we made available to the Alphatec Borrowers a senior secured term loan facility in an amount not to exceed $30.0 million. On the Closing Date, we made an initial loan of $25.0 million and the Alphatec Borrowers issued a note for such amount to us. On December 20, 2016, the remaining $5.0 million was drawn by the Alphatec Borrowers and added to the note.
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
On March 30, 2017, we entered into a First Amendment to the Credit Agreement which modified the time periods during which the Alphatec Borrowers are required to calculate the fixed charge coverage ratio in order to determine compliance with the Credit Agreement. The first period subject to compliance of the fixed charge coverage ratio is the month ended April 30, 2018.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest payments will not be collected according to the note agreement. As of December 31, 2017, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		December 31, 2017
(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$20,003	$—	$20,003
Supplier network	10.0	4,000	(1,267)	$2,733
Customer relationships & other intangibles	6.8	41,345	(11,589)	$29,756
Developed technology	10.0	20,460	(682)	$19,778
Patents	16.9	7,389	(1,000)	$6,389
Total intangible assets		$93,197	$(14,538)	$78,659
Due to the FDA 510(k) clearance for the Company’s robotic guidance and navigation system in the third quarter of 2017, $20.5 million of IPR&D was transferred to Developed technology and began to be amortized over a period of 10 years.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2015	$91,964
Additions and adjustments	14,785
Foreign exchange	(823)
December 31, 2016	105,926
Additions and adjustments	17,907
Foreign exchange	57
December 31, 2017	$123,890
For intangible assets subject to amortization as of December 31, 2017, the following is the expected future amortization:

(In thousands)	Annual Amortization
Year ending December 31:
2018	$8,699
2019	8,562
2020	8,295
2021	8,060
2022	7,506
Thereafter	17,534
Total	$58,656
NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		December 31, 2017
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$124,817	$1	$(141)	$124,677
Corporate debt securities	Less than 1	64,599	5	(68)	64,536
Commercial paper	Less than 1	55,768	—	(27)	55,741
U.S. government and agency securities	Less than 1	9,960	—	(24)	9,936
Total short-term marketable securities		$255,144	$6	$(260)	$254,890

Long-term:
Municipal bonds	1-2	$15,285	$—	$(48)	$15,237
Corporate debt securities	1-2	17,155	3	(39)	17,119
Asset backed securities	1-2	23,841	—	(64)	23,777
Total long-term marketable securities		$56,281	$3	$(151)	$56,133

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31, 2016
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$180,511	$2	$(88)	$180,425
Corporate debt securities	Less than 1	36,020	21	(4)	36,037
Commercial paper	Less than 1	6,898	—	(2)	6,896
Total short-term marketable securities		$223,429	$23	$(94)	$223,358

Long-term:
Municipal bonds	1-2	$30,207	$—	$(137)	$30,070
Corporate debt securities	1-2	15,278	9	(40)	15,247
Asset backed securities	1-2	10,146	6	(1)	10,151
U.S. government and agency securities	1-2	5,002	—	(26)	4,976
Total long-term marketable securities		$60,633	$15	$(204)	$60,444
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2017	Level 1	Level 2	Level 3
Assets
Cash equivalents	$31,549	$5,927	$25,622	$—
Municipal bonds	139,914	—	139,914	—
Corporate debt securities	81,655	—	81,655	—
Commercial paper	55,741	—	55,741	—
Asset-backed securities	23,777	—	23,777	—
U.S. government and agency securities	9,936	—	9,936	—

Liabilities
Contingent consideration	15,919	—	—	15,919

	Balance at
(In thousands)	December 31, 2016	Level 1	Level 2	Level 3
Assets
Cash equivalents	$10,472	$957	$9,515	$—
Municipal bonds	210,495	—	210,495	—
Corporate debt securities	51,284	—	51,284	—
Commercial paper	6,896	—	6,896	—
Asset-backed securities	10,151	—	10,151	—
U.S. government and agency securities	4,976	—	4,976	—

Liabilities
Contingent consideration	19,849	—	—	19,849
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
The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2016:

	Fair Value at
(In thousands)	December 31, 2017	Valuation technique	Unobservable input	Range
			Discount rate	6.7%	-	8.5%
Revenue-based payments	$11,249	Discounted cash flow	Probability of payment	87.0%	-	100.0%
			Projected year of payment	2018	-	2029

			Discount rate	4.4%
Milestone-based payments	$4,670	Discounted cash flow	Probability of payment	100%
			Projected year of payment	2018
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016
Beginning balance	$19,849	$26,617
Purchase price contingent consideration	4,871	—
Contingent payments	(10,109)	(5,002)
Non-cash settlement of certain contingent consideration	—	(4,632)
Changes resulting from foreign currency fluctuations	68	—
Changes in fair value of contingent consideration	1,240	2,866
Ending balance	$15,919	$19,849
During 2016, we recorded non-cash settlements of certain business acquisition liabilities of $4.6 million related to two of our previous acquisitions as a component of acquisition related costs.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. INVENTORIES

(In thousands)	December 31, 2017	December 31, 2016
Raw materials	$19,984	$13,257
Work in process	10,012	10,747
Finished goods	78,413	88,688
Total	$108,409	$112,692

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. PROPERTY AND EQUIPMENT

(In thousands)	Useful Life	December 31, 2017	December 31, 2016
Land	—	$8,314	$8,271
Buildings and improvements	30	24,974	22,225
Equipment	5-7	65,035	49,919
Instruments*	5	189,974	173,668
Modules and cases*	5	27,346	21,692
Other property and equipment	3-5	19,284	15,165
		334,927	290,940
Less: accumulated depreciation		(191,760)	(166,711)
Total		$143,167	$124,229
______________

*
As of December 31, 2017, we completed a review of the estimated useful life of our Instruments and Modules and cases. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of Instruments and Modules and cases was extended from three to five years. For additional information regarding the change in estimate, please see “Note 1. Background and Summary of Significant Accounting Policies; (d) Use of Estimates” above.

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.
Depreciation expense related to property and equipment was as follows:

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Depreciation	$34,158	$35,293	$22,522
Included in the 2016 amount is $5.5 million related to the impact from prior periods and $2.1 million related to the 2016 activity as a result of the prior period adjustment. For additional information regarding the prior period adjustment, please see “Note 1. Background and Summary of Significant Accounting Policies; (b) Basis of Presentation” above.
NOTE 9. ACCRUED EXPENSES

(In thousands)	December 31, 2017	December 31, 2016
Compensation and other employee-related costs	$29,006	$23,214
Legal and other settlements and expenses	1,177	734
Accrued non-income taxes	6,325	6,946
Royalties	2,139	4,671
Other	13,947	10,836
Total accrued expenses	$52,594	$46,401

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2018. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2017, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
December 31, 2017	72,780,325	23,877,556	—	96,657,881
December 31, 2016	72,052,360	23,877,556	—	95,929,916

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the changes in each component of accumulated other comprehensive income (loss), including current period other comprehensive loss and reclassifications out of accumulated other comprehensive income (loss):

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2015	$(119)	$(1,839)	$(1,958)
Other comprehensive loss before reclassifications	(74)	(6,636)	(6,710)
Amounts reclassified from accumulated other comprehensive loss, net of tax	26	—	26
Other comprehensive loss, net of tax	(48)	(6,636)	(6,684)
Accumulated other comprehensive loss, net of tax, at December 31, 2016	(167)	(8,475)	(8,642)
Other comprehensive (loss)/income before reclassifications	(143)	1,881	1,738
Amounts reclassified from accumulated other comprehensive loss, net of tax	(3)	—	(3)
Other comprehensive (loss)/income, net of tax	(146)	1,881	1,735
Accumulated other comprehensive loss, net of tax, at December 31, 2017	(313)	(6,594)	(6,907)
Amounts reclassified from accumulated other comprehensive loss, net of tax, related to unrealized gains/losses on marketable securities were released to other income, net in our consolidated statements of income.
The increase in foreign currency translation loss during the year ended December 31, 2016 is primarily due to the translation, since the acquisition date, of the net assets acquired in the Alphatec Acquisition for those entities whose functional currency and net assets are not denominated in U.S. dollars.
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
As of December 31, 2017, pursuant to the 2012 Plan, there were 14,889,882 shares of Class A Common stock reserved and 5,572,142 shares of Class A Common stock available for future grants.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Weighted average grant date per share fair value	$9.12	$7.62	$8.63
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
Risk-free interest rate	1.74%	-	2.20%	1.03%	-	2.01%	1.39%	-	2.11%
Expected term (years)	5.8	-	6.4	5.8	-	6.5	5.1	-	9.9
Expected volatility	26.0%	-	29.0%	28.0%	-	29.0%	29.0%	-	38.0%
Expected dividend yield	—%			—%			—%
Stock option activity during the year ended December 31, 2017 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2017	7,741	$21.08
Granted	2,545	28.52
Exercised	(728)	16.17
Forfeited	(517)	24.12
Outstanding at December 31, 2017	9,041	$23.40	7.4	$160,047
Exercisable at December 31, 2017	4,326	20.07	6.1	90,981
Expected to vest at December 31, 2017	4,714	$26.45	8.6	$69,066

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
Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Intrinsic value of stock options exercised	$12,217	$8,824	$9,984

Stock-based compensation expense	$14,686	$11,382	$9,639
Net stock-based compensation capitalized into inventory	196	270	221
Total stock-based compensation cost	$14,882	$11,652	$9,860
As of December 31, 2017, there was $33.5 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.
NOTE 13. INCOME TAXES
The components of income before income taxes are as follows:

		Year ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Domestic	$155,051	$154,377	$171,278
Foreign	14,877	2,902	1,527
Total	$169,928	$157,279	$172,805
The components of the provision for income taxes are as follows:

		Year ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Current:
Federal	$46,728	$51,785	$45,813
State	5,009	4,533	7,193
Foreign	2,638	748	673
	54,375	57,066	53,679
Deferred:
Federal	10,553	(4,527)	5,926
State	(1,123)	204	480
Foreign	(1,225)	195	(64)
	8,205	(4,128)	6,342
Total	$62,580	$52,938	$60,021

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	2.2	3.0
Foreign taxes	1.0	0.4	0.2
Domestic production activities deduction	(2.3)	(2.7)	(2.6)
Tax credits	(3.8)	(1.3)	(0.9)
Stock compensation windfall	(1.4)	—	—
Nondeductible expenses	0.1	0.1	0.1
Other	(0.2)	—	(0.1)
Tax reform impact	6.5	—	—
Effective tax rate	36.8%	33.7%	34.7%
Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

(In thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Inventory reserve	$23,087	$31,202
Accruals, reserves, and other currently not deductible	7,812	13,269
Stock-based compensation	9,109	10,595
Foreign net operating loss carryforwards	1,924	227
Total deferred tax assets	41,932	55,293
Valuation allowance	(1,821)	(83)
Total deferred tax assets, net of valuation allowance	40,111	55,210
Deferred tax liabilities:
Depreciation and amortization	(30,749)	(32,448)
Total deferred tax liabilities	(30,749)	(32,448)
Net deferred tax assets	$9,362	$22,762
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2017 and 2016. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
As of December 31, 2017 and 2016, we have NOL carryforwards of $0.2 million and $1.9 million, respectively, which, if unused, will expire in years 2020 through 2027.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has established valuation allowances of $1.8 million and $0.1 million at December 31, 2017 and 2016, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets and primarily comprised of tax loss carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2017 is primarily driven by the acquisition of foreign tax loss carryforwards that is more likely than not to be realized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Year ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Unrecognized tax benefits at the beginning of the year	$1,862	$1,575	$3,228
Additions related to current year tax positions	—	—	316
Additions related to prior year tax positions	739	287	261
Reductions related to prior year tax positions	—	—	(2,230)
Unrecognized tax benefits at the end of the year	$2,601	$1,862	$1,575
The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$2,076	$1,542	$1,335
We have not recorded income taxes on the undistributed earnings of our foreign subsidiaries based upon our intention to indefinitely reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of our foreign subsidiaries as of December 31, 2017 are immaterial. In the event we are required to repatriate funds from outside of the United States, such repatriation may be subject to local laws, customs, and tax consequences.
Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was nominal for the years ended December 31, 2017, 2016 and 2015. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2013 as of December 31, 2017.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted. The Tax Reform Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, repeals the deduction for domestic production activities, implements a territorial tax system and imposes a repatriation tax on earnings of foreign subsidiaries, among other things.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized the income tax effects of the Tax Reform Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Reform Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. Due to the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules and Base Erosion and Anti-Abuse Tax (“BEAT”), the Company continues to evaluate these provisions of the Tax Reform Act and the application of ASC Topic 740 and therefore has not made any adjustments or estimates related to potential GILTI or BEAT tax in its financial statements as of December 31, 2017.
The Company has recorded a net tax charge of $10.3 million related to the re-measurement of its deferred tax assets as well as a current tax charge of $0.7 million related to the deemed repatriation of its foreign earnings for the three months and year ended December 31, 2017. Both of the tax charges represent provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through the fourth quarter of fiscal 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance. The Company intends to indefinitely reinvest its foreign earning abroad to ensure sufficient working capital for further expansion of its existing operations outside the United States, therefore no provisional adjustments were made pertaining to local or state tax consequences.
On December 18, 2015 the Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law. One of the provisions of PATH was the permanent extension of Internal Revenue Code section 41 research and development tax credit. As of December 31, 2015 a benefit was recognized for this tax credit and is included in the 2015 tax provision.
NOTE 14. LEASES
The Company leases certain equipment and facilities under operating leases. As of December 31, 2017, minimum future rental payments under operating leases for each of the next five years are as follows:

(In thousands)
Year ending December 31:
2018	$1,488
2019	663
2020	240
2021	74
2022	46
Thereafter	19
Total	$2,530

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense related to all operating leases recognized as a component of selling, general and administrative expenses was as follows:

		Year ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Rent expense	$2,123	$1,500	$1,113
NOTE 15. COMMITMENTS AND CONTINGENCIES
We are involved in a number of proceedings, legal actions, and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.
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
L5 Litigation
In December 2009, we filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against our former exclusive independent distributor L5 Surgical, LLC and its principals, seeking an injunction and declaratory judgment concerning certain restrictive covenants made to L5 by its sales representatives. L5 brought counterclaims against us alleging tortious interference, unfair competition and conspiracy. The injunction phase was resolved in September 2010, and this matter is now in the pre-trial phase of litigation on the underlying damages claims. We expect the case to proceed to trial in the first half of 2018. We intend to defend our rights vigorously. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Flexuspine, Inc. Litigation
On March 11, 2015, Flexuspine, Inc. filed suit against us in the U.S. District Court for the Eastern District of Texas for patent infringement. Flexuspine, Inc. alleged that Globus willfully infringed one or more claims of five patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, and ALTERA® products. On August 19, 2016, a jury returned a verdict in our favor finding no infringement of the asserted patents by the CALIBER®, CALIBER®-L, and ALTERA® products. On January 19, 2018 the United States Court of Appeals for the Federal Circuit affirmed the decisions of the lower court. On February 19, 2018, Flexuspine, Inc. filed a petition for panel rehearing in the United States Court of Appeals for the Federal Circuit.
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
Company contributions to these retirement plans were as follows:

	Year ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
401(k) and other retirement plan contributions	$3,597	$2,772	$2,303
NOTE 17. RELATED-PARTY TRANSACTIONS
Prior to March 11, 2015, we had contracted with BMG, which at the time was a third-party manufacturer in which certain of our senior management and significant stockholders had ownership interests and leadership positions. On March 11, 2015, BMG was acquired by Globus, and therefore, as of the acquisition date, there were no further purchases from nor amounts due to BMG. For the period ended March 11, 2015, we purchased $5.3 million from the related-party supplier. The amount payable to BMG on the date of acquisition of $5.2 million was settled in connection with the acquisition.
NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We globally manage the business within one operating segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents total sales by geographic area, based on the location of the customer:

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
United States	$529,882	$500,226	$498,191
International	106,095	63,768	46,562
Total sales	$635,977	$563,994	$544,753

We classify our products into two categories: Innovative Fusion products and Disruptive Technology products. The following table represents total sales by product category:

	Year Ended
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Innovative Fusion	$327,391	$287,594	$288,062
Disruptive Technology	308,586	276,400	256,691
Total sales	$635,977	$563,994	$544,753
NOTE 19. QUARTERLY FINANCIAL DATA (unaudited)
Reclassifications have been made to prior period reported gross profit amounts to conform to the current period presentation.

	(unaudited)
(In thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Sales	$155,809	$152,390	$151,744	$176,034
Gross profit	120,209	115,191	114,946	135,178
Net income	28,714	28,667	25,591	24,376
Net earnings per common share - basic	0.30	0.30	0.27	0.25
Net earnings per common share - diluted	0.30	0.29	0.26	0.25

	(unaudited)
(In thousands, except per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Sales	$139,264	$137,489	$135,651	$151,590
Gross profit	107,745	104,758	104,198	112,588
Net income	28,010	25,806	26,227	24,298
Net earnings per common share - basic	0.29	0.27	0.27	0.25
Net earnings per common share - diluted	0.29	0.27	0.27	0.25
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Management evaluated the internal control over financial reporting of Globus as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).

Management previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 a self-identified material weakness in our internal control over financial reporting related to the computation of non-cash activities in depreciation and scrap expenses of instruments and cases. Our management initiated a plan to remediate the material weakness in 2017. With detailed oversight, our management implemented the following corrective actions:

•	recorded an updated depreciation and scrap methodology for instruments and cases included in December 31, 2016 financial statements

•	reviewed results using the updated methodology to validate the prior period adjustment

•	implementation of a new methodology within the fixed asset sub-ledger

•	added additional account detail within the general ledger to provide added visibility to monitor amounts scrapped.
During the fiscal year ended December 31, 2017, we completed our testing of the operational effectiveness of the actions discussed above. We have concluded that the applicable remedial controls have now been operating for a sufficient period of time so as to provide reasonable assurance as to their effectiveness, and, as a result, that the material weakness described above was remediated as of December 31, 2017.
Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the internal control over financial reporting of Globus was effective.
Report of Independent Registered Public Accounting Firm
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in its report that is included in Item 8 of this Form 10-K.
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
Item 9B. Other Information
On February 21, 2018, we entered into an executive employment agreement with Eric I. Schwartz, our Senior Vice President and General Counsel. Mr. Schwartz’s employment is “at will,” meaning that his employment may be terminated by either party for any or no reason at any time. The agreement provides for a monthly car allowance. Mr. Schwartz is eligible to earn a salary and also a non-equity cash incentive award by meeting certain company and individual performance targets. For 2018, Mr. Schwartz’s base salary is $341,478.62, and his target non-equity cash incentive award is $137,500.00. Both the base salary and non-equity incentive award are subject to adjustment from time to time in the sole discretion of Globus.

Mr. Schwartz is entitled to receive his base salary for 12 months and continued coverage under Globus’ group health, dental and vision plans for a period of 12 months in the event we terminate his employment without cause or in connection with a change of control or if he resigns for good reason. All severance payments are conditioned on Mr. Schwartz signing a general release of claims against Globus. Under Mr. Schwartz’s employment agreement, “good reason” is defined as (i) a materially adverse change or material diminution in the office, title, duties, powers, authority or responsibilities of Mr. Schwartz, (ii) our failure to pay his base salary or a bonus that has become due and payable, (iii) a material reduction in his base salary, (iv) a relocation of Mr. Schwartz’s principal worksite of more than 25 miles unless such relocation reduces his commute to such worksite, or (v) a material breach of the employment agreement by Globus; provided in each case that Globus did not correct such reason during a specified cure period.
Separately, on February 21, 2018, our Board of Directors determined that A. Brett Murphy is no longer an Executive Officer of Globus, although his employment as our Executive Vice President, International Sales is ongoing.

PART III
Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.
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
The other information required by this Item 10 will be set forth in the Company's proxy statement for its 2018 annual meeting of stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Company's proxy statement for its 2018 annual meeting of stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth in the Company's proxy statement for its 2018 annual meeting of stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Company's proxy statement for its 2018 annual meeting of stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Company's proxy statement for its 2018 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
(a) (2) Financial Statement Schedules
SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2015	$1,647	$1,465	$(599)	$2,513
Year ended December 31, 2016	2,513	865	(607)	2,771
Year ended December 31, 2017	$2,771	$1,718	$(526)	$3,963
Deferred tax valuation allowance:

(In thousands)	Beginning of period	Additions	Write-offs	End of period
Year ended December 31, 2015	$45	$—	$(2)	$43
Year ended December 31, 2016	43	40	—	83
Year ended December 31, 2017	$83	$1,738	$—	$1,821

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item

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

2.3
Second Amendment to Purchase and Sale Agreement and First Amendment to Product Manufacture and Supply Agreement, dated as of February 9, 2017, by and among Globus Medical Ireland, Ltd., and Alphatec Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Form 10-Q filed May 4, 2017).

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

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.10	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.11
Agreement and Plan of Merger, dated as of February 24, 2015, by and among Branch Medical Group, Inc., Globus Medical, Inc., BM Acquisition, Inc. and Spine Therapy Technologies, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 2, 2015).

10.12	Executive Employment Agreement, dated June 26, 2014, by and between Globus Medical, Inc. and Anthony L. Williams (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 5, 2015).
10.13
Employment Agreement, dated September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2015).

10.14	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).
10.15
Credit Agreement, dated May 3, 2016, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 27, 2016).

10.16
First Amendment to Credit Agreement, dated June 7, 2017, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 3, 2017).

10.17*	Executive Employment Agreement, dated February 21, 2018, by and between Globus Medical, Inc. and Eric Schwartz.
10.18
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

16.1	Letter from Grant Thornton LLP, dated April 18, 2017 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on April 18, 2017)
21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm - Deloitte & Touche LLP.
23.2*	Consent of independent registered public accounting firm - Grant Thornton LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	February 22, 2018	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 22, 2018	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 22, 2018	/s/ STEVEN M. PAYNE

Steven M. Payne
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David M. Demski	Chief Executive Officer and Director	February 22, 2018
David M. Demski	(Principal Executive Officer)

/s/ Daniel T. Scavilla	Senior Vice President	February 22, 2018
Daniel T. Scavilla	and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven M. Payne	Chief Accounting Officer	February 22, 2018
Steven M. Payne	(Principal Accounting Officer)

/s/ David C. Paul	Executive Chairman and Director	February 22, 2018
David C. Paul

/s/ David D. Davidar	Director	February 22, 2018
David D. Davidar

/s/ Kurt C. Wheeler	Director	February 22, 2018
Kurt C. Wheeler

/s/ Robert W. Liptak	Director	February 22, 2018
Robert W. Liptak

/s/ Daniel T. Lemaitre	Director	February 22, 2018
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	February 22, 2018
Ann D. Rhoads

/s/ James R. Tobin	Director	February 22, 2018
James R. Tobin