Form 10-Q
period 2018-03-31
GLOBUS MEDICAL INC
filed 2018-05-03
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of April 25, 2018 was 97,466,724 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$119,836	$118,817
Short-term marketable securities	249,341	254,890
Accounts receivable, net of allowances of $4,129 and $3,963, respectively	122,581	116,676
Inventories	107,580	108,409
Prepaid expenses and other current assets	12,998	11,166
Current portion of note receivable	2,500	1,667
Income taxes receivable	89	8,717
Total current assets	614,925	620,342
Property and equipment, net of accumulated depreciation of $196,921 and $191,760, respectively	149,193	143,167
Long-term marketable securities	104,399	56,133
Note receivable	27,500	28,333
Intangible assets, net	78,935	78,659
Goodwill	124,780	123,890
Other assets	7,454	7,947
Deferred income taxes	20,474	20,031
Total assets	$1,127,660	$1,078,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,161	$25,039
Accrued expenses	43,975	52,594
Income taxes payable	2,178	3,274
Business acquisition liabilities	6,659	11,411
Deferred revenue	1,579	755
Total current liabilities	82,552	93,073
Business acquisition liabilities, net of current portion	4,195	4,508
Deferred income taxes	11,504	10,669
Other liabilities	2,541	2,474
Total liabilities	100,792	110,724
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 73,286 and 72,780 shares at March 31, 2018 and December 31, 2017, respectively	73	73
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at March 31, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	253,758	238,341
Accumulated other comprehensive loss	(2,772)	(6,907)
Retained earnings	775,785	736,247
Total equity	1,026,868	967,778
Total liabilities and equity	$1,127,660	$1,078,502
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2018	March 31, 2017
Sales	$174,411	$155,809
Cost of goods sold	37,970	35,600
Gross profit	136,441	120,209

Operating expenses:
Research and development	12,689	10,666
Selling, general and administrative	75,694	67,059
Amortization of intangibles	2,187	1,782
Acquisition related costs	238	388
Total operating expenses	90,808	79,895

Operating income	45,633	40,314

Other income, net
Interest income, net	2,291	1,418
Foreign currency transaction gain/(loss)	(5)	548
Other income	158	134
Total other income, net	2,444	2,100

Income before income taxes	48,077	42,414
Income tax provision	8,539	13,700

Net income	$39,538	$28,714

Earnings per share:
Basic	$0.41	$0.30
Diluted	$0.39	$0.30
Weighted average shares outstanding:
Basic	96,840	95,996
Dilutive stock options	3,656	1,152
Diluted	100,496	97,148

Anti-dilutive stock options excluded from weighted average calculation	1,917	5,758

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Net income	$39,538	$28,714
Other comprehensive income/(loss):
Unrealized (loss)/gain on marketable securities, net of tax	(236)	120
Foreign currency translation gain	4,371	2,441
Total other comprehensive income	4,135	2,561
Comprehensive income	$43,673	$31,275

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$39,538	$28,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,476	12,240
Amortization of premium on marketable securities	785	1,008
Write-down for excess and obsolete inventories	2,483	1,671
Stock-based compensation expense	6,053	3,491
Allowance for doubtful accounts	217	794
Change in fair value of business acquisition liabilities	234	478
Change in deferred income taxes	(124)	(2,399)
(Increase)/decrease in:
Accounts receivable	(5,080)	(2,225)
Inventories	(1,206)	(2,102)
Prepaid expenses and other assets	(1,234)	8,628
Increase/(decrease) in:
Accounts payable	728	(172)
Accrued expenses and other liabilities	(7,072)	(10,170)
Income taxes payable/receivable	7,497	13,493
Net cash provided by operating activities	52,295	53,449

Cash flows from investing activities:
Purchases of marketable securities	(118,403)	(70,305)
Maturities of marketable securities	73,330	55,405
Sales of marketable securities	1,333	15,505
Purchases of property and equipment	(12,374)	(11,533)
Net cash used in investing activities	(56,114)	(10,928)

Cash flows from financing activities:
Payment of business acquisition liabilities	(5,440)	(5,001)
Proceeds from exercise of stock options	9,307	1,990
Net cash provided by/(used in) financing activities	3,867	(3,011)

Effect of foreign exchange rate on cash	971	321

Net increase in cash, cash equivalents, and restricted cash	1,019	39,831
Cash, cash equivalents, and restricted cash at beginning of period	118,817	67,431
Cash, cash equivalents, and restricted cash at end of period	$119,836	$107,262

Supplemental disclosures of cash flow information:
Interest paid	—	8
Income taxes paid	$1,197	$2,656
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
(b) Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the fourth quarter of 2017, the Company identified and recorded an adjustment to its December 31, 2016 consolidated balance sheet to correct the presentation of $65.8 million of its Variable Rate Demand Notes (“VRDNs”) as short-term marketable securities instead of cash and cash equivalents.  Accordingly, the statement of cash flows for the year ended December 31, 2016 has been adjusted to appropriately increase purchases of marketable securities by $63.3 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $63.3 million. The statement of cash flows for the year ended December 31, 2015 has been adjusted to appropriately increase purchases of marketable securities by $2.5 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $2.5 million.  The statement of cash flows for the three months ended March 31, 2017 has been adjusted to appropriately increase purchases of marketable securities, maturities of marketable securities and sales of marketable securities by $19.1 million, $0.1 million and $9.0 million respectively, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $10.0 million.
In accordance with FASB Topic ASC 320, Investments-Debt and Equity Securities, based on our ability to market and sell these instruments and our intent to not hold such instruments until maturity, we account for VRDNs as available-for-sale, and carry them at their fair value. VRDNs are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classified VRDNs at March 31, 2017 as short-term based on the reset dates.  The Company did not own VRDNs as of December 31, 2017 and does not own VRDNs as of March 31, 2018.
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
Significant areas that require management’s estimates include intangible assets, business acquisition liabilities, allowance for doubtful accounts, stock-based compensation, write-down for excess and obsolete inventory, useful lives of assets, the outcome of litigation, recoverability of intangible assets and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During fourth quarter of 2017, we completed a review of the estimated useful life of our Instruments and Modules and cases. Based on historical useful life information, forecasted product life cycles and demand expectations, the useful life of Instruments and Modules and cases was extended from three to five years. This was accounted for as a change in accounting estimate and was made on a prospective basis effective October 1, 2017. For the three months ended March 31, 2018, depreciation expense was lower by approximately $1.6 million than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the three months ended March 31, 2018 was $0.01 per share.
(e) Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$119,836	$118,817	$106,785	$66,954
Restricted cash	—	—	477	477
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$119,836	$118,817	$107,262	$67,431
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of March 31, 2018. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
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
(h) Property and Equipment
Purchases of property and equipment included in accounts payable and accrued expenses were $7.7 million and $6.9 million during the three months ended March 31, 2018 and March 31, 2017, respectively.
(i) Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. For purposes of disclosing disaggregated revenue, we disaggregate our revenue, into two categories, Spine and Emerging Technologies, based on the timing of revenue recognition. Our Spine products are comprised of our entire spinal implant portfolio, including traditional interbody fusion devices, our expandable cages, products designed for minimally invasive surgical techniques, motion preservation devices, regenerative biologics technologies and interventional pain management solutions. The majority of our Spine contracts have a single performance obligation and revenue is recognized at a point in time. Our Emerging Technology products consist of our imaging, navigational and robotic (“INR”) technologies and orthopedic trauma devices. The majority of our Emerging Technology product contracts typically contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.
Nature of Products and Services
A significant portion of our Spine product revenue is generated from consigned inventory maintained at hospitals or with sales representatives. Revenue from the sale of consigned Spine products is recognized when we transfer control, which occurs at the time the product is used or implanted. For all other Spine product transactions, we recognize revenue when we transfer title to the goods, provided there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We use an observable price to determine the stand-alone selling price for the identified performance obligation.
Revenue from the sale of Emerging Technology products is generally recognized when title transfers to the customer which occurs at the time the product is delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration received as we have to satisfy a future performance obligation to provide maintenance and support. We use an observable price to determine the stand-alone selling price for each separate performance obligation.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.
Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Emerging Technology products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three months ended March 31, 2018, there was an immaterial amount of revenue recognized from previously deferred revenue.

Disaggregation of Revenue
The following table represents total sales by revenue stream:

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Spine products	$161,627	$155,809
Emerging Technology products	12,784	—
Total sales	$174,411	$155,809
(j) Recently Issued Accounting Pronouncements
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
In February 2018, the FASB released ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Prior to ASU 2018-02, GAAP required the remeasurement of deferred tax assets and

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.
(k) Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance in former Topic 605, Revenue Recognition, and most other existing revenue guidance in US GAAP. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. We adopted the standard on January 1, 2018, using the modified retrospective method. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. The adoption of this standard did not have a material impact on our financial position, results of operations, and disclosures.
In October 2016, the FASB released ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. This update is effective for public entities for annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-16 on January 1, 2018. This standard does not have a material impact on our financial position, results of operations, and disclosures.
In November 2016, the FASB released ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented in the statement of cash flows. The amendments in this update should be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-18 on January 1, 2018. This standard does not have a material impact on our financial position, results of operations, and disclosures.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In January 2017, the FASB released ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application permitted. No disclosures are required at transition. We adopted ASU 2017-01 on January 1, 2018. This standard does not have a material impact on our financial position, results of operations, and disclosures.
In May 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the changes to terms or conditions of a share based payment award that requires application of modification accounting under Topic 718. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. This update is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted and prospective application is required for awards modified on or after the adoption date. We adopted ASU 2017-09 on January 1, 2018. This standard does not have a material impact on our financial position, results of operations, and disclosures.
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
As of March 31, 2018, the maximum aggregate undiscounted amount of contingent consideration potentially payable related to the KB Medical Acquisition is $5.3 million.

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
NOTE 3. NOTE RECEIVABLE
On September 1, 2016 (the “Closing Date”), in connection with the acquisition of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec International”), we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Alphatec Holdings, Inc. (“Alphatec”) and Alphatec Spine, Inc. (“Alphatec Spine” and together with Alphatec, the “Alphatec Borrowers”), pursuant to which we made available to the Alphatec Borrowers a senior secured term loan facility in an amount not to exceed $30.0 million. On the Closing Date, we made an initial loan of $25.0 million and the Alphatec Borrowers issued a note for such amount to us. On December 20, 2016, the remaining $5.0 million was drawn by the Alphatec Borrowers and added to the note.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 30, 2017, we entered into a First Amendment to the Credit Agreement which modified the time periods during which the Alphatec Borrowers are required to calculate the fixed charge coverage ratio in order to determine compliance with the Credit Agreement. On March 8, 2018, we entered into a Consent, Joinder and Second Amendment pursuant to which, among other things, (i) we consented to the acquisition by Alphatec of SafeOp Surgical, Inc. (“SafeOp”), (ii) SafeOp joined the Credit Agreement as a “Borrower” thereunder, and (iii) we modified the time periods during which the Alphatec Borrowers (including SafeOp) are required to calculate the fixed charge coverage ratio in order to determine compliance with the Credit Agreement. The first period subject to compliance of the fixed charge coverage ratio is the month ended April 30, 2019.
Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest payments will not be collected according to the note agreement. As of March 31, 2018, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		March 31, 2018
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$20,612	$—	$20,612
Supplier network	10.0	4,000	(1,367)	2,633
Customer relationships & other intangibles	6.8	43,423	(13,512)	29,911
Developed Technology	10.0	20,460	(1,194)	19,266
Patents	16.7	7,590	(1,077)	6,513
Total intangible assets		$96,085	$(17,150)	$78,935

		December 31, 2017
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$20,003	$—	$20,003
Supplier network	10.0	4,000	(1,267)	2,733
Customer relationships & other intangibles	6.8	41,345	(11,589)	29,756
Developed Technology	10.0	20,460	(682)	19,778
Patents	16.9	7,389	(1,000)	6,389
Total intangible assets		$93,197	$(14,538)	$78,659

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2016	$105,926
Additions and adjustments	17,907
Foreign exchange	57
December 31, 2017	123,890
Additions and adjustments	—
Foreign exchange	890
March 31, 2018	$124,780

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		March 31, 2018
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$107,294	$—	$(95)	$107,199
Corporate debt securities	Less than 1	87,807	7	(218)	87,596
Commercial paper	Less than 1	40,154	1	(20)	40,135
U.S. government and agency securities	Less than 1	14,441	—	(30)	14,411
Total short-term marketable securities		$249,696	$8	$(363)	$249,341

Long-term:
Municipal bonds	1-2	$15,195	$3	$(44)	$15,154
Corporate debt securities	1-2	38,390	6	(78)	38,318
Asset-backed securities	1-2	51,097	—	(170)	50,927
Total long-term marketable securities		$104,682	$9	$(292)	$104,399

		December 31, 2017
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$124,817	$1	$(141)	$124,677
Corporate debt securities	Less than 1	64,599	5	(68)	64,536
Commercial paper	Less than 1	55,768	—	(27)	55,741
U.S. government and agency securities	Less than 1	9,960	—	(24)	9,936
Total short-term marketable securities		$255,144	$6	$(260)	$254,890

Long-term:
Municipal bonds	1-2	$15,285	$—	$(48)	$15,237
Corporate debt securities	1-2	17,155	3	(39)	17,119
Asset-backed securities	1-2	23,841	—	(64)	23,777
Total long-term marketable securities		$56,281	$3	$(151)	$56,133

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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	March 31, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents	$19,441	$84	$19,357	$—
Municipal bonds	122,353	—	122,353	—
Corporate debt securities	125,914	—	125,914	—
Commercial paper	40,135	—	40,135	—
Asset-backed securities	50,927	—	50,927	—
U.S. government and agency securities	14,411	—	14,411	—

Liabilities
Business acquisition liabilities	10,854	—	—	10,854

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Balance at
(In thousands)	December 31, 2017	Level 1	Level 2	Level 3
Assets
Cash equivalents	$31,549	$5,927	$25,622	$—
Municipal bonds	139,914	—	139,914	—
Corporate debt securities	81,655	—	81,655	—
Commercial paper	55,741	—	55,741	—
Asset-backed securities	23,777	—	23,777	—
U.S. government and agency securities	9,936	—	9,936	—

Liabilities
Business acquisition liabilities	15,919	—	—	15,919
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
Business acquisition liabilities represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of business acquisition liabilities uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within business acquisition liabilities on our condensed consolidated balance sheets, and the changes in the fair value of business acquisition liabilities are recognized within acquisition related costs in the condensed consolidated statements of income.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2017:

	Fair Value at
(In thousands)	March 31, 2018	Valuation technique	Unobservable input	Range
			Discount rate	8.5%
Revenue-based payments	$5,990	Discounted cash flow	Probability of payment	87.0%	-	100.0%
			Projected year of payment	2018	-	2029

			Discount rate	4.4%
Milestone-based payments	$4,864	Discounted cash flow	Probability of payment	100.0%
			Projected year of payment	2018
The following table provides a reconciliation of the beginning and ending balances of business acquisition liabilities:

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Beginning balance	$15,919	$19,849
Changes resulting from foreign currency fluctuations	141	—
Contingent payments	(5,440)	(5,001)
Changes in fair value of business acquisition liabilities	234	478
Ending balance	$10,854	$15,326
NOTE 7. INVENTORIES

(In thousands)	March 31, 2018	December 31, 2017
Raw materials	$18,925	$19,984
Work in process	9,817	10,012
Finished goods	78,838	78,413
Total inventories	$107,580	$108,409
NOTE 8. ACCRUED EXPENSES

(In thousands)	March 31, 2018	December 31, 2017
Compensation and other employee-related costs	$22,737	$29,006
Legal and other settlements and expenses	1,251	1,177
Accrued non-income taxes	6,095	6,325
Royalties	2,409	2,139
Other	11,483	13,947
Total accrued expenses	$43,975	$52,594

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2018. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2018, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
March 31, 2018	73,286,017	23,877,556	—	97,163,573
December 31, 2017	72,780,325	23,877,556	—	96,657,881
The following table summarizes changes in total equity:

Three Months Ended
(In thousands)	March 31, 2018
Total equity, at December 31, 2017	$967,778
Net income	39,538
Stock-based compensation cost	6,110
Exercise of stock options	9,307
Other comprehensive income	4,135
Total equity, at March 31, 2018	$1,026,868
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands) Three Months 2018	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2017	$(313)	$(6,594)	$(6,907)
Other comprehensive (loss)/income before reclassifications	(237)	4,371	4,134
Amounts reclassified from accumulated other comprehensive income, net of tax	1	—	1
Other comprehensive (loss)/income, net of tax	(236)	4,371	4,135
Accumulated other comprehensive loss, net of tax, at March 31, 2018	$(549)	$(2,223)	$(2,772)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands) Three Months 2017	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2016	$(167)	$(8,475)	$(8,642)
Other comprehensive income before reclassifications	166	2,441	2,607
Amounts reclassified from accumulated other comprehensive income, net of tax	(46)	—	(46)
Other comprehensive income, net of tax	120	2,441	2,561
Accumulated other comprehensive loss, net of tax, at March 31, 2017	$(47)	$(6,034)	$(6,081)
NOTE 11. STOCK-BASED COMPENSATION
We have three stock plans: our Amended and Restated 2003 Stock Plan, our 2008 Stock Plan, and our 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan is the only remaining active stock plan. The purpose of these stock plans is to provide incentive to employees, directors, and consultants of Globus.  The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Option grants to employees generally vest in varying installments over a four-year period.
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
As of March 31, 2018, pursuant to the 2012 Plan, there were 14,889,882 shares of Class A Common stock reserved and 3,863,548 shares of Class A Common stock available for future grants.
The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted average grant date fair value per share	$13.74	$8.34

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity during the three months ended March 31, 2018 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2017	9,041	$23.40
Granted	1,777	44.96
Exercised	(506)	19.43
Forfeited	(67)	27.66
Outstanding at March 31, 2018	10,245	$27.31	7.7	$230,646
Exercisable at March 31, 2018	4,458	$21.07	6.2	$128,157
Expected to vest at March 31, 2018	5,786	$32.11	8.8	$102,490
The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Intrinsic value of stock options exercised	$14,848	$1,890

Stock-based compensation expense	$6,053	$3,491
Net stock-based compensation capitalized into inventory	57	51
Total stock-based compensation cost	$6,110	$3,542
As of March 31, 2018, there was $51.8 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a summary of our effective tax rate:

	Three Months Ended
	March 31, 2018	March 31, 2017
Effective income tax rate	17.8%	32.3%
The period over period change in the effective income tax rate for the three months ended March 31, 2018 is primarily driven by the reduction of the federal income tax rate from 35% to 21% as well as benefits from the adoption of ASU 2016-09 and foreign tax credits, which are offset by the repeal of the domestic production activities deduction as part of the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”).
The Company recognized the income tax effects of the Tax Reform Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118. As of March 31, 2018 no changes have been made to the previously recognized amounts. Due to the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, Base Erosion and Anti-Abuse Tax (“BEAT”) and Foreign Derived Intangible Income (“FDII”), the Company continues to evaluate these provisions of the Tax Reform Act and the application of ASC Topic 740 and therefore has not made any adjustments or estimates related to potential GILTI, BEAT or FDII tax in its financial statements as of March 31, 2018.
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
Flexuspine, Inc. Litigation
On March 11, 2015, Flexuspine, Inc. filed suit against us in the U.S. District Court for the Eastern District of Texas for patent infringement. Flexuspine, Inc. alleged that Globus willfully infringed one or more claims of five patents by making, using, offering for sale or selling the CALIBER®, CALIBER®-L, and ALTERA® products. On August 19, 2016, a jury returned a verdict in our favor finding no infringement of the asserted patents. On January 19, 2018 the United States Court of Appeals for the Federal Circuit affirmed the decisions of the lower court. On February 19, 2018, Flexuspine, Inc. filed a petition for panel rehearing in the United States Court of Appeals for the Federal Circuit. On March 7, 2018, the United States Court of Appeals for the Federal Circuit denied Flexuspine Inc.’s petition for panel rehearing.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
United States	$145,618	$129,663
International	28,793	26,146
Total sales	$174,411	$155,809

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
Overview
Globus Medical, Inc. (“Globus,” “we,” “us” or “our”) is a medical device company that develops and commercializes solutions for the treatment of musculoskeletal disorders. Today we are primarily focused on implants that promote healing in patients with spinal disorders. In 2017, we launched ExcelsiusGPS™, a revolutionary robotic guidance and navigation system that supports minimally invasive and open orthopedic and neurosurgical procedures, with screw placement applications in spine and orthopedic surgery. We completed our first sale of ExcelsiusGPS™ in the fourth quarter of 2017. Also in the fourth quarter of 2017, we launched our first products for the treatment of patients who have experienced orthopedic trauma.
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
All of our current products fall into one of two categories: Spine products and Emerging Technology products. Our Spine products are comprised of our entire spinal implant portfolio, including traditional interbody fusion devices, our expandable cages, products designed for minimally invasive surgical techniques, motion preservation devices, regenerative biologics technologies and interventional pain management solutions. Our Emerging Technology products consists of our imaging, navigational and robotic (“INR”) technologies and orthopedic trauma products.

While we group our products into the aforementioned categories, our products are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer surgeons a complete suite of products they can use to most effectively treat their patients, based on the patient’s specific anatomy and condition and the surgeon’s particular training and surgical preference.
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
During the three months ended March 31, 2018, our international sales accounted for approximately 17% of our total sales. We have sold our products in 51 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Results of Operations
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Sales
The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
United States	$145,618	$129,663	$15,955	12.3%
International	28,793	26,146	2,647	10.1%
Total sales	$174,411	$155,809	$18,602	11.9%
In the United States, the increase in sales of $16.0 million was due primarily to Emerging Technology product sales of $12.8 million and associated implant and robotic instrument sales.
Internationally, the increase in sales of $2.6 million was due primarily to favorable currency fluctuations and increased sales in Japan and Europe. On a constant currency basis, our international sales grew $0.9 million, or by 3.5%, and our worldwide sales increased 10.8%.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Cost of goods sold	$37,970	$35,600	$2,370	6.7%
Percentage of sales	21.8%	22.8%
The $2.4 million net increase in cost of goods sold was primarily due to higher volumes and a one-time vendor refund in the first quarter 2017, which were partially offset by favorable in-house manufacturing impacts.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Research and development	$12,689	$10,666	$2,023	19.0%
Percentage of sales	7.3%	6.8%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including in our INR technology and orthopedic trauma groups, and increased supplies for furthering research activities and developing new innovative products.

Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Selling, general and administrative	$75,694	$67,059	$8,635	12.9%
Percentage of sales	43.4%	43.0%
The increase in selling, general and administrative expenses was primarily due to an increase of $8.2 million in selling and marketing expenses relating to continued build out of the INR technology and orthopedic trauma sales forces as well as increases in the U.S. and Japanese sales forces to further penetrate those markets. Additionally, there were increases in stock based compensation expenses which were mostly offset by decreases in legal expenses.
Amortization of Intangibles

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Amortization of intangibles	$2,187	$1,782	$405	22.7%
Percentage of sales	1.3%	1.1%
The increase in the amortization of intangibles is due primarily to the transfer of IPR&D to Developed technology in the third quarter of 2017 related to the Company’s robotic guidance and navigation system.
Acquisition Related Costs

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Acquisition related costs	$238	$388	$(150)	(38.7)%
Percentage of sales	0.1%	0.2%
Acquisition related costs remained consistent for the three-months ended March 31, 2018 as compared to the three-months ended March 31, 2017.
Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Other income, net	$2,444	$2,100	$344	16.4%
Percentage of sales	1.4%	1.3%
The increase in other income, net, was due primarily to increases in interest income from marketable securities, which were partially offset by a foreign exchange transaction loss during the current quarter.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Income tax provision	$8,539	$13,700	$(5,161)	(37.7)%
Effective income tax rate	17.8%	32.3%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by the impact of the Tax Reform Act as further described in “Part I; Item 1. Financial Statements and Supplementary Data; Notes to Condensed Consolidated Financial Statements; Note 12. Income Taxes.”
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, and acquisition related costs, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related costs represents the change in fair value of business-acquisition-related contingent consideration; costs related to integrating recently acquired businesses including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition-related professional fees.

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(In thousands, except percentages)	March 31, 2018	March 31, 2017
Net Income	$39,538	$28,714
Interest income, net	(2,291)	(1,418)
Provision for income taxes	8,539	13,700
Depreciation and amortization	9,476	12,240
EBITDA	55,262	53,236
Stock-based compensation expense	6,053	3,491
Acquisition related costs, COGS	154	698
Acquisition related costs	238	388
Adjusted EBITDA	$61,707	$57,813

Net income as a percentage of sales	22.7%	18.4%
Adjusted EBITDA as a percentage of sales	35.4%	37.1%
In addition, for the period ended March 31, 2018 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.
We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs, and the tax effects of such adjustments, which we believe is not reflective of underlying business trends.

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Net income	$39,538	$28,714
Amortization of intangibles	2,187	1,782
Acquisition related costs	392	1,086
Tax effect of adjusting items	(459)	(926)
Non-GAAP net income	$41,658	$30,656
The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended
(Per share amounts)	March 31, 2018	March 31, 2017
Diluted earnings per share, as reported	$0.39	$0.30
Amortization of intangibles	0.02	0.02
Acquisition related costs	—	0.01
Tax effect of adjusting items	—	(0.01)
Non-GAAP diluted earnings per share	$0.41	$0.32
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

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$52,295	$53,449
Purchases of property and equipment	(12,374)	(11,533)
Free cash flow	$39,921	$41,916
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

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	March 31, 2018	March 31, 2017
United States	$145,618	$129,663	12.3%	—	12.3%
International	28,793	26,146	10.1%	$1,726	3.5%
Total sales	$174,411	$155,809	11.9%	$1,726	10.8%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		Change
(In thousands)	March 31, 2018	March 31, 2017	$
Net cash provided by operating activities	$52,295	$53,449	$(1,154)
Net cash used in investing activities	(56,114)	(10,928)	(45,186)
Net cash provided by financing activities	3,867	(3,011)	6,878
Effect of foreign exchange rate changes on cash	971	321	650
Increase in cash, cash equivalents, and restricted cash	$1,019	$39,831	$(38,812)
Cash Provided by Operating Activities
The decrease in net cash provided by operating activities was due primarily to the decrease of cash flow from accounts receivable and prepaid and other assets, which were offset partially by the decrease of cash flow from accrued expenses and other liabilities.
Cash Used in Investing Activities
The increase in net cash used in investing activities was due primarily to the increase in purchases of property and equipment and net marketable security investment.
Cash Provided by Financing Activities
The increase in cash provided by financing activities was the result of the increase in proceeds from option exercises partially offset by current period contingent consideration payment.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$119,836	$118,817
Short-term marketable securities	249,341	254,890
Long-term marketable securities	104,399	56,133
Total cash, cash equivalents and marketable securities	$473,576	$429,840
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $75.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2018. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2018, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $50.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of March 31, 2018. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), particularly those set forth under “Item 1A, Risk Factors” of the Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit No.	Item

10.1	Executive Employment Agreement, dated February 21, 2018, by and between Globus Medical, Inc. and Eric Schwartz (incorporated by reference to Exhibit 10.17 of our Form 10-K filed on February 22, 2018).
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	May 3, 2018	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 3, 2018	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)