Form 10-Q
period 2018-06-30
GLOBUS MEDICAL INC
filed 2018-08-02
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of July 31, 2018 was 98,254,456 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$119,944	$118,817
Short-term marketable securities	240,976	254,890
Accounts receivable, net of allowances of $3,924 and $3,963, respectively	118,561	116,676
Inventories	114,758	108,409
Prepaid expenses and other current assets	16,943	11,166
Current portion of note receivable	3,333	1,667
Income taxes receivable	18,709	8,717
Total current assets	633,224	620,342
Property and equipment, net of accumulated depreciation of $204,760 and $191,760, respectively	154,342	143,167
Long-term marketable securities	155,859	56,133
Note receivable	26,667	28,333
Intangible assets, net	74,973	78,659
Goodwill	123,750	123,890
Other assets	7,202	7,947
Deferred income taxes	17,816	20,031
Total assets	$1,193,833	$1,078,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,727	$25,039
Accrued expenses	47,978	52,594
Income taxes payable	2,979	3,274
Business acquisition liabilities	6,507	11,411
Deferred revenue	2,089	755
Total current liabilities	80,280	93,073
Business acquisition liabilities, net of current portion	3,815	4,508
Deferred income taxes	9,991	10,669
Other liabilities	2,561	2,474
Total liabilities	96,647	110,724
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 74,370 and 72,780 shares at June 30, 2018 and December 31, 2017, respectively	74	73
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 23,878 at June 30, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	283,132	238,341
Accumulated other comprehensive loss	(6,807)	(6,907)
Retained earnings	820,763	736,247
Total equity	1,097,186	967,778
Total liabilities and equity	$1,193,833	$1,078,502
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales	$173,384	$152,390	$347,795	$308,199
Cost of goods sold	37,637	37,199	75,607	72,799
Gross profit	135,747	115,191	272,188	235,400

Operating expenses:
Research and development	13,523	10,713	26,210	21,379
Selling, general and administrative	77,125	64,438	152,819	131,497
Provision for litigation	—	243	—	243
Amortization of intangibles	2,178	1,809	4,365	3,591
Acquisition related costs	782	617	1,021	1,005
Total operating expenses	93,608	77,820	184,415	157,715

Operating income	42,139	37,371	87,773	77,685

Other income, net
Interest income/(expense), net	2,971	1,590	5,262	3,008
Foreign currency transaction gain/(loss)	344	448	339	996
Other income/(loss)	4,850	148	5,008	282
Total other income/(expense), net	8,165	2,186	10,609	4,286

Income before income taxes	50,304	39,557	98,382	81,971
Income tax provision	5,327	10,890	13,866	24,590

Net income	$44,977	$28,667	$84,516	$57,381

Earnings per share:
Basic	$0.46	$0.30	$0.87	$0.60
Diluted	$0.44	$0.29	$0.84	$0.59
Weighted average shares outstanding:
Basic	97,830	96,161	97,337	96,079
Dilutive stock options	3,680	1,657	3,668	1,404
Diluted	101,510	97,818	101,005	97,483

Anti-dilutive stock options excluded from weighted average calculation	1,809	2,017	1,863	3,887

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$44,977	$28,667	$84,516	$57,381
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	164	23	(72)	143
Foreign currency translation gain/(loss)	(4,205)	186	172	2,627
Total other comprehensive income/(loss)	(4,041)	209	100	2,770
Comprehensive income	$40,936	$28,876	$84,616	$60,151

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$84,516	$57,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,233	22,935
Amortization of premium on marketable securities	1,477	1,855
Write-down for excess and obsolete inventories	5,406	4,962
Stock-based compensation expense	11,533	7,062
Allowance for doubtful accounts	312	958
Change in fair value of business acquisition liabilities	416	811
Change in deferred income taxes	1,429	(4,238)
(Gain)/loss on disposal of assets, net	(3,947)	—
(Increase)/decrease in:
Accounts receivable	(2,257)	(3,172)
Inventories	(11,120)	(4,652)
Prepaid expenses and other assets	(3,303)	8,506
Increase/(decrease) in:
Accounts payable	(5,751)	(1,660)
Accrued expenses and other liabilities	(2,104)	(4,497)
Income taxes payable/receivable	(10,276)	(6,825)
Net cash provided by operating activities	85,564	79,426
Cash flows from investing activities:
Purchases of marketable securities	(309,223)	(138,286)
Maturities of marketable securities	158,102	103,398
Sales of marketable securities	63,741	32,688
Purchases of property and equipment	(27,167)	(25,061)
Proceeds from sale of assets	3,000	—
Acquisition of businesses, net of cash acquired	—	(31,501)
Net cash used in investing activities	(111,547)	(58,762)
Cash flows from financing activities:
Payment of business acquisition liabilities	(5,950)	(5,234)
Proceeds from exercise of stock options	33,131	5,911
Net cash provided by financing activities	27,181	677
Effect of foreign exchange rate on cash	(71)	450
Net increase in cash, cash equivalents, and restricted cash	1,127	21,791
Cash, cash equivalents, and restricted cash at beginning of period	118,817	67,431
Cash, cash equivalents, and restricted cash at end of period	$119,944	$89,222
Supplemental disclosures of cash flow information:
Interest paid	—	21
Income taxes paid	$22,667	$35,475
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the fourth quarter of 2017, the Company identified and recorded an adjustment to its December 31, 2016 consolidated balance sheet to correct the presentation of $65.8 million of its Variable Rate Demand Notes (“VRDNs”) as short-term marketable securities instead of cash and cash equivalents.  Accordingly, the statement of cash flows for the year ended December 31, 2016 has been adjusted to appropriately increase purchases of marketable securities by $63.3 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $63.3 million. The statement of cash flows for the year ended December 31, 2015 has been adjusted to appropriately increase purchases of marketable securities by $2.5 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $2.5 million.  The statement of cash flows for the six months ended June 30, 2017 has been adjusted to appropriately increase purchases of marketable securities, maturities of marketable securities and sales of marketable securities by $19.1 million, $0.7 million and $23.2 million respectively, resulting in a decrease in net cash used in investing activities and an increase to cash and cash equivalents, end of period of $4.8 million.
In accordance with FASB Topic ASC 320, Investments-Debt and Equity Securities, based on our ability to market and sell these instruments and our intent to not hold such instruments until maturity, we account for VRDNs as available-for-sale, and carry them at their fair value. VRDNs are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classified VRDNs at June 30, 2017 as short-term based on the reset dates.  The Company did not own VRDNs as of December 31, 2017 and does not own VRDNs as of June 30, 2018.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During fourth quarter of 2017, we completed a review of the estimated useful life of our Instruments and Modules and cases. Based on historical useful life information, forecasted product life cycles and demand expectations, the useful life of Instruments and Modules and cases was extended from three to five years. This was accounted for as a change in accounting estimate and was made on a prospective basis effective October 1, 2017. For the three months ended June 30, 2018, depreciation expense was lower by approximately $1.5 million than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the three months ended June 30, 2018 was $0.01 per share. For the six months ended June 30, 2018, depreciation expense was lower by approximately $3.1 million with a diluted earnings per share impact of $0.03 per share.
(e) Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(In thousands)	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$119,944	$118,817	$88,744	$66,954
Restricted cash	—	—	478	477
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$119,944	$118,817	$89,222	$67,431
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of June 30, 2018. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
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
(h) Property and Equipment
Purchases of property and equipment included in accounts payable and accrued expenses were $6.8 million and $5.7 million during the six months ended June 30, 2018 and June 30, 2017, respectively.
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
Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Emerging Technology products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three and six months ended June 30, 2018, there was an immaterial amount of revenue recognized from previously deferred revenue.

Disaggregation of Revenue
The following table represents total sales by revenue stream:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Spine products	$159,569	$152,390	$321,197	$308,199
Emerging Technology products	13,815	—	26,598	—
Total sales	$173,384	$152,390	$347,795	$308,199
(j) Other Income
On June 21, 2018, we sold assets for $5.0 million, of which $3.0 million was collected upon closing of the sale and the remaining $2.0 million recorded under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.
(k) Recently Issued Accounting Pronouncements
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
In February 2018, the FASB released ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Prior to ASU 2018-02, GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.
In June 2018, the FASB released ASU 2018-07, Compensation—Stock Compensation (Topic 718), (“ASU 2018-07”), which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This update is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.
(l) Recently Adopted Accounting Pronouncements
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
As of June 30, 2018, the maximum aggregate undiscounted amount of contingent consideration potentially payable related to the KB Medical Acquisition is $5.0 million.
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
Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest payments will not be collected according to the note agreement. As of June 30, 2018, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		June 30, 2018
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$19,753	$—	$19,753
Supplier network	10.0	4,000	(1,467)	2,533
Customer relationships & other intangibles	6.8	42,175	(14,712)	27,463
Developed Technology	10.0	20,460	(1,705)	18,755
Patents	16.5	7,612	(1,143)	6,469
Total intangible assets		$94,000	$(19,027)	$74,973

		December 31, 2017
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$20,003	$—	$20,003
Supplier network	10.0	4,000	(1,267)	2,733
Customer relationships & other intangibles	6.8	41,345	(11,589)	29,756
Developed Technology	10.0	20,460	(682)	19,778
Patents	16.9	7,389	(1,000)	6,389
Total intangible assets		$93,197	$(14,538)	$78,659
A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2016	$105,926
Additions and adjustments	17,907
Foreign exchange	57
December 31, 2017	123,890
Additions and adjustments	—
Foreign exchange	(140)
June 30, 2018	$123,750

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		June 30, 2018
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$83,552	$10	$(50)	$83,512
Corporate debt securities	Less than 1	141,723	13	(218)	141,518
Commercial paper	Less than 1	11,473	1	—	11,474
U.S. government and agency securities	Less than 1	4,479	—	(7)	4,472
Total short-term marketable securities		$241,227	$24	$(275)	$240,976

Long-term:
Municipal bonds	1-2	$7,146	$—	$(6)	$7,140
Corporate debt securities	1-2	72,500	17	(75)	72,442
Asset-backed securities	1-2	76,459	1	(183)	76,277
Total long-term marketable securities		$156,105	$18	$(264)	$155,859

		December 31, 2017
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$124,817	$1	$(141)	$124,677
Corporate debt securities	Less than 1	64,599	5	(68)	64,536
Commercial paper	Less than 1	55,768	—	(27)	55,741
U.S. government and agency securities	Less than 1	9,960	—	(24)	9,936
Total short-term marketable securities		$255,144	$6	$(260)	$254,890

Long-term:
Municipal bonds	1-2	$15,285	$—	$(48)	$15,237
Corporate debt securities	1-2	17,155	3	(39)	17,119
Asset-backed securities	1-2	23,841	—	(64)	23,777
Total long-term marketable securities		$56,281	$3	$(151)	$56,133

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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	June 30, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents	$38,236	$15	$38,221	$—
Municipal bonds	90,652	—	90,652	—
Corporate debt securities	213,960	—	213,960	—
Commercial paper	11,474	—	11,474	—
Asset-backed securities	76,277	—	76,277	—
U.S. government and agency securities	4,472	—	4,472	—

Liabilities
Business acquisition liabilities	10,322	—	—	10,322

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2017:

	Fair Value at
(In thousands)	June 30, 2018	Valuation technique	Unobservable input	Range
			Discount rate	8.5%
Revenue-based payments	$5,610	Discounted cash flow	Probability of payment	87.0%	-	100.0%
			Projected year of payment	2018	-	2029

			Discount rate	4.4%
Milestone-based payments	$4,712	Discounted cash flow	Probability of payment	100.0%
			Projected year of payment	2018
The following table provides a reconciliation of the beginning and ending balances of business acquisition liabilities:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$10,854	$15,326	$15,919	$19,849
Purchase price contingent consideration	—	4,871	—	4,871
Changes resulting from foreign currency fluctuations	(204)	42	(63)	42
Contingent payments	(510)	(233)	(5,950)	(5,234)
Changes in fair value of business acquisition liabilities	182	333	416	811
Ending balance	$10,322	$20,339	$10,322	$20,339
NOTE 7. INVENTORIES

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$18,909	$19,984
Work in process	9,203	10,012
Finished goods	86,646	78,413
Total inventories	$114,758	$108,409

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8. ACCRUED EXPENSES

(In thousands)	June 30, 2018	December 31, 2017
Compensation and other employee-related costs	$25,950	$29,006
Legal and other settlements and expenses	1,369	1,177
Accrued non-income taxes	5,686	6,325
Royalties	2,435	2,139
Other	12,538	13,947
Total accrued expenses	$47,978	$52,594
NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2019. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2018, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
June 30, 2018	74,370,188	23,877,556	—	98,247,744
December 31, 2017	72,780,325	23,877,556	—	96,657,881
The following table summarizes changes in total equity:

Six Months Ended
(In thousands)	June 30, 2018
Total equity, at December 31, 2017	$967,778
Net income	84,516
Stock-based compensation cost	11,661
Exercise of stock options	33,131
Other comprehensive income	100
Total equity, at June 30, 2018	$1,097,186
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands) Six Months 2018	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2017	$(313)	$(6,594)	$(6,907)
Other comprehensive (loss)/income before reclassifications	(67)	172	105
Amounts reclassified from accumulated other comprehensive income, net of tax	(5)	—	(5)
Other comprehensive (loss)/income, net of tax	(72)	172	100
Accumulated other comprehensive loss, net of tax, at June 30, 2018	$(385)	$(6,422)	$(6,807)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands) Six Months 2017	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2016	$(167)	$(8,475)	$(8,642)
Other comprehensive income before reclassifications	145	2,627	2,772
Amounts reclassified from accumulated other comprehensive income, net of tax	(2)	—	(2)
Other comprehensive income, net of tax	143	2,627	2,770
Accumulated other comprehensive loss, net of tax, at June 30, 2017	$(24)	$(5,848)	$(5,872)
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
As of June 30, 2018, pursuant to the 2012 Plan, there were 14,889,882 shares of Class A Common stock reserved and 3,348,572 shares of Class A Common stock available for future grants.
The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted average grant date fair value per share	$17.09	$9.89	$14.66	$8.49

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity during the six months ended June 30, 2018 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2017	9,041	$23.40
Granted	2,454	46.54
Exercised	(1,590)	20.98
Forfeited	(229)	27.23
Outstanding at June 30, 2018	9,676	$29.57	8.0	$202,872
Exercisable at June 30, 2018	3,749	$21.54	6.4	$108,384
Expected to vest at June 30, 2018	5,927	$34.66	9.0	$94,488
The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Intrinsic value of stock options exercised	$33,305	$2,870	$48,153	$4,760

Stock-based compensation expense	$5,480	$3,571	$11,533	$7,062
Net stock-based compensation capitalized into inventory	71	47	128	98
Total stock-based compensation cost	$5,551	$3,618	$11,661	$7,160
As of June 30, 2018, there was $56.9 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a summary of our effective tax rate:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Effective income tax rate	10.6%	27.5%	14.1%	30.0%
The period over period change in the effective income tax rate for the three and six months ended June 30, 2018 is primarily driven by the reduction of the federal income tax rate from 35% to 21% as well as benefits from the adoption of ASU 2016-09, which are offset by the repeal of the domestic production activities deduction as part of the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”). The company estimated amounts attributable to Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”), which is included in the condensed consolidated financial statements as of June 30, 2018.  The Company also concluded the Base Erosion and Foreign Derived Intangible Income (“FDII”) and has concluded Base Erosion and Anti Abuse Tax (“BEAT”) is not applicable at this time.
The Company recognized the income tax effects of the Tax Reform Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118. As of June 30, 2018 no changes have been made to the previously recognized amounts.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
United States	$145,381	$126,271	$290,997	$255,934
International	28,003	26,119	56,798	52,265
Total sales	$173,384	$152,390	$347,795	$308,199

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
During the six months ended June 30, 2018, our international sales accounted for approximately 16% of our total sales. We have sold our products in 51 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Results of Operations
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Sales
The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
United States	$145,381	$126,271	$19,110	15.1%
International	28,003	26,119	1,884	7.2%
Total sales	$173,384	$152,390	$20,994	13.8%
In the United States, the increase in sales of $19.1 million was due primarily to Emerging Technology product sales of $13.8 million and associated implant and robotic instrument sales.
Internationally, the increase in sales of $1.9 million was due primarily to increased sales to Japan and Europe and favorable currency fluctuations. On a constant currency basis, our international sales grew $1.1 million, or by 4.3%, and our worldwide sales increased 13.3%.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Cost of goods sold	$37,637	$37,199	$438	1.2%
Percentage of sales	21.7%	24.4%
The $0.4 million net increase in cost of goods sold was primarily due to higher volumes and was partially offset by the impact from the change in accounting estimate for the depreciable lives of our instruments and cases.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Research and development	$13,523	$10,713	$2,810	26.2%
Percentage of sales	7.8%	7.0%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including in our INR technology and orthopedic trauma groups, and increased supplies for furthering research activities and developing new innovative products.

Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Selling, general and administrative	$77,125	$64,438	$12,687	19.7%
Percentage of sales	44.5%	42.3%
The increase in selling, general and administrative expenses was primarily due to an increase of $8.6 million in selling and marketing expenses relating to continued build out of the INR technology and orthopedic trauma sales forces as well as increases in the U.S. and Japanese sales forces to further penetrate those markets.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Provision for litigation	$—	$243	$(243)	(100.0)%
Percentage of sales	—%	0.2%
The decrease in the provision for litigation, which includes settlement and verdict costs, was due to the timing and amount of settlements between the two periods.
Amortization of Intangibles

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Amortization of intangibles	$2,178	$1,809	$369	20.4%
Percentage of sales	1.3%	1.2%
The increase in the amortization of intangibles is due primarily to the transfer of IPR&D to Developed technology in the third quarter of 2017 related to the Company’s robotic guidance and navigation system.
Acquisition Related Costs

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Acquisition related costs	$782	$617	$165	26.7%
Percentage of sales	0.5%	0.4%
Acquisition related costs remained consistent for the three-months ended June 30, 2018 as compared to the three-months ended June 30, 2017.

Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Other income, net	$8,165	$2,186	$5,979	273.5%
Percentage of sales	4.7%	1.4%
The increase in other income, net, was due primarily to the gain on sale of assets of $4.6 million and increases in interest income from marketable securities and a foreign exchange transaction gain during the three-months ended June 30, 2018.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Income tax provision	$5,327	$10,890	$(5,563)	(51.1)%
Effective income tax rate	10.6%	27.5%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by stock option exercise benefit and the impact of the Tax Reform Act as further described in “Part I; Item 1. Financial Statements and Supplementary Data; Notes to Condensed Consolidated Financial Statements; Note 12. Income Taxes.”

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Sales
The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
United States	$290,997	$255,934	$35,063	13.7%
International	56,798	52,265	4,533	8.7%
Total sales	$347,795	$308,199	$39,596	12.8%
In the United States, the increase in sales of $35.1 million was due primarily to Emerging Technology product sales of $26.6 million and associated implant and robotic instrument sales.
Internationally, the increase in sales of $4.5 million was due primarily to increased sales in Japan and Europe and favorable currency fluctuations. On a constant currency basis, our international sales grew $2.0 million, or by 3.9%, and our worldwide sales increased 12.0%.
Cost of Goods Sold

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Cost of goods sold	$75,607	$72,799	$2,808	3.9%
Percentage of sales	21.7%	23.6%
The $2.8 million net increase in cost of goods sold was primarily due to higher volumes and was partially offset by the impact from the change in accounting estimate for the depreciable lives of our instruments and cases and favorable in-house manufacturing impacts.
Research and Development Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Research and development	$26,210	$21,379	$4,831	22.6%
Percentage of sales	7.5%	6.9%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including in our INR technology and orthopedic trauma groups, and increased supplies for furthering research activities and developing new innovative products.

Selling, General and Administrative Expenses

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Selling, general and administrative	$152,819	$131,497	$21,322	16.2%
Percentage of sales	43.9%	42.7%
The increase in selling, general and administrative expenses was primarily due to an increase of $15.5 million in selling and marketing expenses relating to continued build out of the INR technology and orthopedic trauma sales forces as well as increases in the U.S. and Japanese sales forces to further penetrate those markets. Additionally, there were increases in stock based compensation expenses of $3.0 million.
Provision for Litigation

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Provision for litigation	$—	$243	$(243)	(100.0)%
Percentage of sales	—%	0.1%
The decrease in the provision for litigation, which includes settlement and verdict costs, was due to the timing and amount of settlements between the two periods.
Amortization of Intangibles

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Amortization of intangibles	$4,365	$3,591	$774	21.6%
Percentage of sales	1.3%	1.2%
The increase in the amortization of intangibles is due primarily to the transfer of IPR&D to Developed technology in the third quarter of 2017 related to the Company’s robotic guidance and navigation system.
Acquisition Related Costs

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Acquisition related costs	$1,021	$1,005	$16	1.6%
Percentage of sales	0.3%	0.3%
Acquisition related costs remained consistent for the six-months ended June 30, 2018 as compared to the six-months ended June 30, 2017.

Other Income, Net

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Other income, net	$10,609	$4,286	$6,323	147.5%
Percentage of sales	3.1%	1.4%
The increase in other income, net, was due primarily to the gain on sale of assets of $4.6 million and increases in interest income from marketable securities and a foreign exchange transaction gain during the six-months ended June 30, 2018.
Income Tax Provision

	Six Months Ended		Change
(In thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Income tax provision	$13,866	$24,590	$(10,724)	(43.6)%
Effective income tax rate	14.1%	30.0%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by stock option exercise benefit and the impact of the Tax Reform Act as further described in “Part I; Item 1. Financial Statements and Supplementary Data; Notes to Condensed Consolidated Financial Statements; Note 12. Income Taxes.”
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, acquisition related costs, and net gain from the sale of assets, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related costs represents the change in fair value of business-acquisition-related contingent consideration; costs related to integrating recently acquired businesses including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition-related professional fees. Net gain from sale of assets represents the gain on sale of assets and the offsetting impact of costs incurred through the sale.

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income	$44,977	$28,667	$84,516	$57,381
Interest income, net	(2,971)	(1,590)	(5,262)	(3,008)
Provision for income taxes	5,327	10,890	13,866	24,590
Depreciation and amortization	9,757	10,695	19,233	22,935
EBITDA	57,090	48,662	112,353	101,898
Stock-based compensation expense	5,480	3,571	11,533	7,062
Provision for litigation	—	243	—	243
Acquisition related costs, COGS	503	351	656	1,049
Acquisition related costs	782	617	1,021	1,005
Net gain from sale of assets	(4,357)	—	(4,357)	—
Adjusted EBITDA	$59,498	$53,444	$121,206	$111,257

Net income as a percentage of sales	25.9%	18.8%	24.3%	18.6%
Adjusted EBITDA as a percentage of sales	34.3%	35.1%	34.8%	36.1%
In addition, for the period ended June 30, 2018 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs, net gain from the sale of assets, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.
We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs, and the tax effects of such adjustments, which we believe is not reflective of underlying business trends.

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$44,977	$28,667	$84,516	$57,381
Provision for litigation	—	243	—	243
Amortization of intangibles	2,178	1,809	4,365	3,591
Acquisition related costs	1,285	968	1,677	2,054
Net gain from sale of assets	(4,357)	—	(4,357)	—
Tax effect of adjusting items	95	(840)	(238)	(1,766)
Non-GAAP net income	$44,178	$30,847	$85,963	$61,503
The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Six Months Ended
(Per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Diluted earnings per share, as reported	$0.44	$0.29	$0.84	$0.59
Provision for litigation	—	—	—	—
Amortization of intangibles	0.02	0.02	0.04	0.04
Acquisition related costs	0.01	0.01	0.02	0.02
Net gain from sale of assets	(0.04)	—	(0.04)	—
Tax effect of adjusting items	—	(0.01)	—	(0.02)
Non-GAAP diluted earnings per share	$0.44	$0.32	$0.85	$0.63
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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$33,269	$25,976	$85,564	$79,425
Adjustment for impact of restricted cash	—	1	—	1
Purchases of property and equipment	(14,793)	(13,528)	(27,167)	(25,061)
Free cash flow	$18,476	$12,449	$58,397	$54,365
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

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	June 30, 2018	June 30, 2017
United States	$145,381	$126,271	15.1%	—	15.1%
International	28,003	26,119	7.2%	$771	4.3%
Total sales	$173,384	$152,390	13.8%	$771	13.3%

	Six Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	June 30, 2018	June 30, 2017
United States	$290,997	$255,934	13.7%	—	13.7%
International	56,798	52,265	8.7%	$2,497	3.9%
Total sales	$347,795	$308,199	12.8%	$2,497	12.0%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		Change
(In thousands)	June 30, 2018	June 30, 2017	$
Net cash provided by operating activities	$85,564	$79,425	$6,139
Net cash used in investing activities	(111,547)	(58,762)	(52,785)
Net cash provided by financing activities	27,181	677	26,504
Effect of foreign exchange rate changes on cash	(71)	450	(521)
Increase in cash, cash equivalents, and restricted cash	$1,127	$21,790	$(20,663)
Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily due to increased operational cash flows in 2018 related to timing of spending and cash receipts.

Cash Used in Investing Activities
The increase in net cash used in investing activities was due primarily to the increase in net marketable security investment, which was partially offset by proceeds from sale of assets.
Cash Provided by Financing Activities
The increase in cash provided by financing activities was the result of the increase in proceeds from option exercises partially offset by current period contingent consideration payment.
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$119,944	$118,817
Short-term marketable securities	240,976	254,890
Long-term marketable securities	155,859	56,133
Total cash, cash equivalents and marketable securities	$516,779	$429,840
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2019. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2018, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of June 30, 2018. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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
Recently Issued Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (k) Recently Issued Accounting Pronouncements” above.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In addition to remaining in his role as the Company’s Chief Financial Officer and the Principal Financial Officer, the Company also appointed Daniel T. Scavilla to the position of Executive Vice President, Chief Commercial Officer. In his new role, Mr. Scavilla will be responsible for all contracting and pricing; supply chain and logistics; and manufacturing operations; as well as continued oversight of all finance-related functions.  Mr. Scavilla will continue in the role of Chief Financial Officer until the company completes its search for a new Chief Financial Officer.

Item 6. Exhibits
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item

10.1*	Credit Agreement, dated June 1, 2018, by and between Globus Medical, Inc., Globus Medical North America, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	August 2, 2018	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2018	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Executive Vice President
Chief Financial Officer
Chief Commercial Officer
(Principal Financial Officer)