Form 10-Q
period 2018-09-30
GLOBUS MEDICAL INC
filed 2018-11-08
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Or
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of October 31, 2018 was 98,481,062 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$145,295	$118,817
Short-term marketable securities	227,466	254,890
Accounts receivable, net of allowances of $3,655 and $3,963, respectively	118,847	116,676
Inventories	124,372	108,409
Prepaid expenses and other current assets	13,951	11,166
Current portion of note receivable	3,333	1,667
Income taxes receivable	13,137	8,717
Total current assets	646,401	620,342
Property and equipment, net of accumulated depreciation of $210,120 and $191,760, respectively	161,768	143,167
Long-term marketable securities	168,850	56,133
Note receivable	25,833	28,333
Intangible assets, net	89,522	78,659
Goodwill	124,015	123,890
Other assets	6,726	7,947
Deferred income taxes	15,391	20,031
Total assets	$1,238,506	$1,078,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,061	$25,039
Accrued expenses	47,764	52,594
Income taxes payable	2,322	3,274
Business acquisition liabilities	6,693	11,411
Deferred revenue	1,878	755
Total current liabilities	81,718	93,073
Business acquisition liabilities, net of current portion	3,378	4,508
Deferred income taxes	9,623	10,669
Other liabilities	2,670	2,474
Total liabilities	97,389	110,724
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 76,020 and 72,780 shares at September 30, 2018 and December 31, 2017, respectively	76	73
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 22,430 and 23,878 shares at September 30, 2018 and December 31, 2017, respectively	23	24
Additional paid-in capital	291,875	238,341
Accumulated other comprehensive loss	(6,828)	(6,907)
Retained earnings	855,971	736,247
Total equity	1,141,117	967,778
Total liabilities and equity	$1,238,506	$1,078,502
See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales	$169,236	$151,744	$517,031	$459,943
Cost of goods sold	37,849	36,798	113,456	109,597
Gross profit	131,387	114,946	403,575	350,346

Operating expenses:
Research and development	15,527	10,887	41,738	32,266
Selling, general and administrative	75,131	63,362	227,949	194,859
Provision for litigation	—	2,537	—	2,780
Amortization of intangibles	2,160	2,080	6,525	5,671
Acquisition related costs	268	285	1,289	1,290
Total operating expenses	93,086	79,151	277,501	236,866

Operating income	38,301	35,795	126,074	113,480

Other income, net
Interest income/(expense), net	3,852	1,738	9,114	4,746
Foreign currency transaction gain/(loss)	(26)	(315)	312	681
Other income/(loss)	470	139	5,478	421
Total other income/(expense), net	4,296	1,562	14,904	5,848

Income before income taxes	42,597	37,357	140,978	119,328
Income tax provision	7,389	11,766	21,254	36,356

Net income	$35,208	$25,591	$119,724	$82,972

Earnings per share:
Basic	$0.36	$0.27	$1.23	$0.86
Diluted	$0.35	$0.26	$1.18	$0.85
Weighted average shares outstanding:
Basic	98,328	96,318	97,671	96,160
Dilutive stock options	3,476	1,531	3,604	1,447
Diluted	101,804	97,849	101,275	97,607

Anti-dilutive stock options excluded from weighted average calculation	1,950	2,611	1,892	3,462

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$35,208	$25,591	$119,724	$82,972
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	96	7	29	150
Foreign currency translation gain/(loss)	(116)	(313)	50	2,314
Total other comprehensive income/(loss)	(20)	(306)	79	2,464
Comprehensive income	$35,188	$25,285	$119,803	$85,436

See accompanying notes to condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$119,724	$82,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,694	33,773
Amortization of premium on marketable securities	1,808	2,258
Write-down for excess and obsolete inventories	8,326	8,158
Stock-based compensation expense	17,078	10,659
Allowance for doubtful accounts	388	1,135
Change in fair value of business acquisition liabilities	592	1,011
Change in deferred income taxes	1,606	815
(Gain)/loss on disposal of assets, net	(3,694)	—
(Increase)/decrease in:
Accounts receivable	(2,900)	(2,200)
Inventories	(23,042)	(6,956)
Prepaid expenses and other assets	(81)	(974)
Increase/(decrease) in:
Accounts payable	(4,858)	(344)
Accrued expenses and other liabilities	(1,965)	(9,377)
Income taxes payable/receivable	(5,324)	(6,709)
Net cash provided by operating activities	137,352	114,221
Cash flows from investing activities:
Purchases of marketable securities	(382,347)	(227,699)
Maturities of marketable securities	210,066	168,418
Sales of marketable securities	85,234	34,751
Purchases of property and equipment	(42,538)	(37,878)
Proceeds from sale of assets	4,000	—
Acquisition of businesses, net of cash acquired, and purchases of intangible and other assets	(14,825)	(31,501)
Net cash used in investing activities	(140,410)	(93,909)
Cash flows from financing activities:
Payment of business acquisition liabilities	(6,513)	(5,234)
Proceeds from exercise of stock options	36,245	6,943
Net cash provided by financing activities	29,732	1,709
Effect of foreign exchange rate on cash	(196)	778
Net increase in cash, cash equivalents, and restricted cash	26,478	22,799
Cash, cash equivalents, and restricted cash at beginning of period	118,817	67,431
Cash, cash equivalents, and restricted cash at end of period	$145,295	$90,230
Supplemental disclosures of cash flow information:
Interest paid	—	34
Income taxes paid	$24,894	$49,008
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
We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures that assist surgeons in effectively treating their patients, respond to evolving surgeon needs and address new treatment options. Since our inception in 2003, we have launched over 190 products and offer a comprehensive portfolio of innovative and differentiated products addressing a broad array of spinal pathologies, anatomies and surgical approaches.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the fourth quarter of 2017, the Company identified and recorded an adjustment to its December 31, 2016 consolidated balance sheet to correct the presentation of $65.8 million of its Variable Rate Demand Notes (“VRDNs”) as short-term marketable securities instead of cash and cash equivalents.  Accordingly, the statement of cash flows for the year ended December 31, 2016 has been adjusted to appropriately increase purchases of marketable securities by $63.3 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $63.3 million. The statement of cash flows for the year ended December 31, 2015 has been adjusted to appropriately increase purchases of marketable securities by $2.5 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $2.5 million.  The statement of cash flows for the nine months ended September 30, 2017 has been adjusted to appropriately increase purchases of marketable securities, maturities of marketable securities and sales of marketable securities by $24.1 million, $2.0 million and $23.2 million respectively, resulting in a decrease in net cash used in investing activities and an increase to cash and cash equivalents, end of period of $1.1 million.
In accordance with FASB Topic ASC 320, Investments-Debt and Equity Securities, based on our ability to market and sell these instruments and our intent to not hold such instruments until maturity, we account for VRDNs as available-for-sale, and carry them at their fair value. VRDNs are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classified VRDNs at September 30, 2017 as short-term based on the reset dates.  The Company did not own VRDNs as of December 31, 2017 and does not own VRDNs as of September 30, 2018.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During fourth quarter of 2017, we completed a review of the estimated useful life of our Instruments and Modules and cases. Based on historical useful life information, forecasted product life cycles and demand expectations, the useful life of Instruments and Modules and cases was extended from three to five years. This was accounted for as a change in accounting estimate and was made on a prospective basis effective October 1, 2017. For the three months ended September 30, 2018, depreciation expense was lower by approximately $1.3 million than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the three months ended September 30, 2018 was $0.01 per share. For the nine months ended September 30, 2018, depreciation expense was lower by approximately $4.4 million with a diluted earnings per share impact of $0.04 per share.
(e) Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(In thousands)	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$145,295	$118,817	$90,230	$66,954
Restricted cash	—	—	—	477
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$145,295	$118,817	$90,230	$67,431
(f) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of U.S. government-sponsored agencies and asset-backed securities, and are classified as available-for-sale as of September 30, 2018. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
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
(h) Property and Equipment
Purchases of property and equipment included in accounts payable and accrued expenses were $7.9 million and $4.5 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue from the sale of Emerging Technology products is generally recognized when title transfers to the customer which occurs at the time the product is shipped or delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration received as we have to satisfy a future performance obligation to provide maintenance and support. We use an observable price to determine the stand-alone selling price for each separate performance obligation.

Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.
Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Emerging Technology products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three and nine months ended September 30, 2018, there was an immaterial amount of revenue recognized from previously deferred revenue.

Disaggregation of Revenue
The following table represents total sales by revenue stream:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Spine products	$162,952	$151,744	$484,149	$459,943
Emerging Technology products	6,284	—	32,882	—
Total sales	$169,236	$151,744	$517,031	$459,943
(j) Other Income
On June 21, 2018, we sold assets for $5.0 million, of which $3.0 million was collected upon closing of the sale and the remaining $2.0 million recorded under prepaid expenses and other current assets. As of September 30, 2018, $1.0 million remains recorded under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.
(k) Recently Issued Accounting Pronouncements
In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and permits modified retrospective method or cumulative-effect adjustment method. We have elected to apply the cumulative-effect adjustment transition method and will record the adjustment to the opening balance of retained earnings in the period of adoption.  We are evaluating the impact of this update on our financial position, results of operations, and disclosures, and assessing our internal controls and key system functionality to enable the preparation of financial information upon adoption.

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
In August 2018, the FASB released ASU 2018-13, Fair Value Measurement (Topic 820), (“ASU 2018-13), which modifies the disclosure requirements on fair value measurements in Topic 820, including the consideration of costs and benefits. This update is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.

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
As of September 30, 2018, the maximum aggregate undiscounted amount of contingent consideration potentially payable related to the KB Medical Acquisition is $5.2 million.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The table below represents the purchase price allocation for the identifiable tangible and intangible assets and liabilities of KB Medical:

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
Interest accrues on the note receivable based on the contractual terms of the note.  We consider a note to be impaired when, based on current information or factors (such as payment history, value of collateral and assessment of the borrower’s current creditworthiness), it is probable that the principal and interest payments will not be collected according to the note agreement. As of September 30, 2018, we do not consider this note to be impaired. We believe that the note’s carrying value approximates its fair value.
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		September 30, 2018
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$20,312	$—	$20,312
Supplier network	10.0	4,000	(1,567)	2,433
Customer relationships & other intangibles	6.8	41,800	(15,949)	25,851
Developed technology	8.8	36,623	(2,217)	34,406
Patents	16.5	7,748	(1,228)	6,520
Total intangible assets		$110,483	$(20,961)	$89,522
On September 5, 2018, we acquired Nemaris, Inc. (“Nemaris”), a privately held company that markets and develops Surgimap®, a leading surgical planning software platform, to further bolster our efforts to advance the future of computer-assisted surgery technologies (the “Nemaris Acquisition”).  The assets of the Nemaris Acquisition consist primarily of developed technology and other intangible assets.  We determined that substantially all the fair value of the gross assets on the date of acquisition is captured in the developed technology and as a result, the Nemaris acquisition was accounted for as an asset purchase.  We allocated the consideration paid of $15.2 million on a pro rata basis to the assets acquired on their respective fair values.  Acquired assets include developed technology of $13.1 million, assembled workforce of $0.4 million, and other identifiable net assets of $1.7 million. The useful lives of the developed technology and assembled workforce are seven years and one year, respectively, and will be amortized on a straight-line basis. In addition to the cash paid at closing, there is a potential $10.0 million contingent consideration payment based on product development milestones.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		December 31, 2017
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research & development	—	$20,003	$—	$20,003
Supplier network	10.0	4,000	(1,267)	2,733
Customer relationships & other intangibles	6.8	41,345	(11,589)	29,756
Developed technology	10.0	20,460	(682)	19,778
Patents	16.9	7,389	(1,000)	6,389
Total intangible assets		$93,197	$(14,538)	$78,659
A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2016	$105,926
Additions and adjustments	17,907
Foreign exchange	57
December 31, 2017	123,890
Additions and adjustments	—
Foreign exchange	125
September 30, 2018	$124,015

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		September 30, 2018
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$50,925	$—	$(50)	$50,875
Corporate debt securities	Less than 1	146,816	10	(113)	146,713
Commercial paper	Less than 1	14,875	—	(6)	14,869
U.S. government and agency securities	Less than 1	4,488	—	(6)	4,482
Asset-backed securities	Less than 1	10,578	—	(51)	10,527
Total short-term marketable securities		$227,682	$10	$(226)	$227,466

Long-term:
Municipal bonds	1-2	$4,746	$—	$(28)	$4,718
Corporate debt securities	1-2	62,299	55	(61)	62,293
Asset-backed securities	1-2	101,955	7	(123)	101,839
Total long-term marketable securities		$169,000	$62	$(212)	$168,850

		December 31, 2017
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$124,817	$1	$(141)	$124,677
Corporate debt securities	Less than 1	64,599	5	(68)	64,536
Commercial paper	Less than 1	55,768	—	(27)	55,741
U.S. government and agency securities	Less than 1	9,960	—	(24)	9,936
Total short-term marketable securities		$255,144	$6	$(260)	$254,890

Long-term:
Municipal bonds	1-2	$15,285	$—	$(48)	$15,237
Corporate debt securities	1-2	17,155	3	(39)	17,119
Asset-backed securities	1-2	23,841	—	(64)	23,777
Total long-term marketable securities		$56,281	$3	$(151)	$56,133

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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	September 30, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents	$42,058	$10,840	$31,218	$—
Municipal bonds	55,593	—	55,593	—
Corporate debt securities	209,006	—	209,006	—
Commercial paper	14,869	—	14,869	—
Asset-backed securities	112,366	—	112,366	—
U.S. government and agency securities	4,482	—	4,482	—

Liabilities
Business acquisition liabilities	10,071	—	—	10,071

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2017:

	Fair Value at
(In thousands)	September 30, 2018	Valuation technique	Unobservable input	Range
			Discount rate	8.5%
Revenue-based payments	$5,173	Discounted cash flow	Probability of payment	87.0%	-	100.0%
			Projected year of payment	2018	-	2029

			Discount rate	4.4%
Milestone-based payments	$4,898	Discounted cash flow	Probability of payment	100.0%
			Projected year of payment	2018
The following table provides a reconciliation of the beginning and ending balances of business acquisition liabilities:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$10,322	$20,339	$15,919	$19,849
Purchase price contingent consideration	—	—	—	4,871
Changes resulting from foreign currency fluctuations	135	(15)	72	27
Contingent payments	(563)	—	(6,513)	(5,234)
Changes in fair value of business acquisition liabilities	177	197	593	1,008
Ending balance	$10,071	$20,521	$10,071	$20,521
NOTE 7. INVENTORIES

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$19,642	$19,984
Work in process	10,268	10,012
Finished goods	94,462	78,413
Total inventories	$124,372	$108,409

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. ACCRUED EXPENSES

(In thousands)	September 30, 2018	December 31, 2017
Compensation and other employee-related costs	$27,969	$29,006
Legal and other settlements and expenses	1,350	1,177
Accrued non-income taxes	3,621	6,325
Royalties	2,322	2,139
Other	12,502	13,947
Total accrued expenses	$47,764	$52,594
NOTE 9. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2019. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2018, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
September 30, 2018	76,020,034	22,430,097	—	98,450,131
December 31, 2017	72,780,325	23,877,556	—	96,657,881
The following table summarizes changes in total equity:

Nine Months Ended
(In thousands)	September 30, 2018
Total equity, beginning of period	$967,778
Net income	119,724
Stock-based compensation cost	17,291
Exercise of stock options	36,245
Other comprehensive income	79
Total equity, end of period	$1,141,117
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands) Nine Months 2018	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2017	$(313)	$(6,594)	$(6,907)
Other comprehensive (loss)/income before reclassifications	42	50	92
Amounts reclassified from accumulated other comprehensive income, net of tax	(13)	—	(13)
Other comprehensive (loss)/income, net of tax	29	50	79
Accumulated other comprehensive loss, net of tax, at September 30, 2018	$(284)	$(6,544)	$(6,828)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In thousands) Nine Months 2017	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2016	$(167)	$(8,475)	$(8,642)
Other comprehensive income before reclassifications	152	2,314	2,466
Amounts reclassified from accumulated other comprehensive income, net of tax	(2)	—	(2)
Other comprehensive income, net of tax	150	2,314	2,464
Accumulated other comprehensive loss, net of tax, at September 30, 2017	$(17)	$(6,161)	$(6,178)
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
As of September 30, 2018, pursuant to the 2012 Plan, there were 14,889,882 shares of Class A Common stock reserved and 3,151,814 shares of Class A Common stock available for future grants.
The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted average grant date fair value per share	$15.87	$9.66	$14.81	$8.81

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock option activity during the nine months ended September 30, 2018 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2017	9,041	$23.40
Granted	2,781	47.25
Exercised	(1,792)	20.45
Forfeited	(361)	29.90
Outstanding at September 30, 2018	9,669	$30.57	8.2	$253,218
Exercisable at September 30, 2018	4,013	$22.41	6.7	$137,832
Expected to vest at September 30, 2018	5,656	$36.36	9.2	$115,386
The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Intrinsic value of stock options exercised	$7,565	$1,264	$55,719	$6,024

Stock-based compensation expense	$5,545	$3,596	$17,078	$10,659
Net stock-based compensation capitalized into inventory	86	50	213	148
Total stock-based compensation cost	$5,631	$3,646	$17,291	$10,807
As of September 30, 2018, there was $55.2 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table provides a summary of our effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Effective income tax rate	17.3%	31.5%	15.1%	30.5%
The period over period change in the effective income tax rate for the three and nine months ended September 30, 2018 is primarily driven by the reduction of the federal income tax rate from 35% to 21% as well as benefits from the adoption of ASU 2016-09, which are offset by the repeal of the domestic production activities deduction as part of the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”).
The Company recognized the income tax effects of the Tax Reform Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118. As of September 30, 2018 no changes have been made to the previously recognized amounts.
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
The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
United States	$139,097	$125,933	$429,823	$381,870
International	30,139	25,811	87,208	78,073
Total sales	$169,236	$151,744	$517,031	$459,943

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15. SUBSEQUENT EVENTS
On November 7, 2018, the Alphatec Borrowers repaid all of the then outstanding principal and interest under the Credit Agreement in a total amount of $29.3 million.

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
Overview
Globus Medical, Inc. (“Globus,” “we,” “us” or “our”) is a medical device company that develops and commercializes solutions for the treatment of musculoskeletal disorders. Today we are primarily focused on implants that promote healing in patients with spinal disorders. In 2017, we launched ExcelsiusGPS®, a revolutionary robotic guidance and navigation system that supports minimally invasive and open orthopedic and neurosurgical procedures, with screw placement applications in spine and orthopedic surgery. We completed our first sale of ExcelsiusGPS® in the fourth quarter of 2017. Also in the fourth quarter of 2017, we launched our first products for the treatment of patients who have experienced orthopedic trauma.
We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and address new treatment options. Since our inception in 2003, we have launched over 190 products and offer a comprehensive portfolio of innovative and differentiated products addressing a broad array of musculoskeletal pathologies, anatomies and surgical approaches.
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
During the nine months ended September 30, 2018, our international sales accounted for approximately 17% of our total sales. We have sold our products in 51 countries outside the United States through a combination of direct sales representatives employed by us and international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Results of Operations
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Sales
The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
United States	$139,097	$125,933	$13,164	10.5%
International	30,139	25,811	4,328	16.8%
Total sales	$169,236	$151,744	$17,492	11.5%
In the United States, the increase in sales of $13.2 million was due primarily to increased spine product sales due to penetration in existing territories, INR product sales, and associated implant and robotic instrument sales.
Internationally, the increase in sales of $4.3 million was due primarily to INR product and associated robotic instrument sales and increased sales to Japan. On a constant currency basis, our international sales grew $4.8 million, or by 18.5%, and our worldwide sales increased 11.8%.
Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Cost of goods sold	$37,849	$36,798	$1,051	2.9%
Percentage of sales	22.4%	24.3%
The $1.1 million net increase in cost of goods sold was primarily due to higher volumes and was partially offset by the impact from the change in accounting estimate for the depreciable lives of our instruments and cases.
Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Research and development	$15,527	$10,887	$4,640	42.6%
Percentage of sales	9.2%	7.2%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our INR technology group, increased supplies for furthering research activities and developing new innovative products, and an increase of $1.8 million from one-time technology licensing fees.

Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Selling, general and administrative	$75,131	$63,362	$11,769	18.6%
Percentage of sales	44.4%	41.8%
The increase in selling, general and administrative expenses was primarily due to an increase of $9.1 million in selling and marketing expenses relating to continued build out of the INR technology and orthopedic trauma sales forces as well as increases in the U.S. and Japanese sales forces to further penetrate those markets.
Provision for Litigation

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Provision for litigation	$—	$2,537	$(2,537)	(100.0)%
Percentage of sales	—%	1.7%
The decrease in the provision for litigation, which includes settlement and verdict costs, was due to the timing and amount of settlements between the two periods.
Amortization of Intangibles

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Amortization of intangibles	$2,160	$2,080	$80	3.8%
Percentage of sales	1.3%	1.4%
Amortization of intangibles remained consistent for the three-months ended September 30, 2018 as compared to the three-months ended September 30, 2017.
Acquisition Related Costs

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Acquisition related costs	$268	$285	$(17)	(6.0)%
Percentage of sales	0.2%	0.2%
Acquisition related costs remained consistent for the three-months ended September 30, 2018 as compared to the three-months ended September 30, 2017.

Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Other income, net	$4,296	$1,562	$2,734	175.0%
Percentage of sales	2.5%	1.0%
The increase in other income, net, was due primarily to the increase in interest income from marketable securities and the Alphatec Credit Agreement of $1.9 million during the three-months ended September 30, 2018.
Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Income tax provision	$7,389	$11,766	$(4,377)	(37.2)%
Effective income tax rate	17.3%	31.5%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by the impact of the Tax Reform Act as further described in “Part I; Item 1. Financial Statements and Supplementary Data; Notes to Condensed Consolidated Financial Statements; Note 12. Income Taxes.” and stock option exercise benefit.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Sales
The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
United States	$429,823	$381,870	$47,953	12.6%
International	87,208	78,073	9,135	11.7%
Total sales	$517,031	$459,943	$57,088	12.4%
In the United States, the increase in sales of $48.0 million was due primarily to Emerging Technology product sales of $30.1 million and associated implant and robotic instrument sales.
Internationally, the increase in sales of $9.1 million was due primarily to increased sales in Japan and Europe, which was partially offset by unfavorable currency fluctuations. On a constant currency basis, our international sales grew $7.1 million, or by 9.1%, and our worldwide sales increased 12.0%.
Cost of Goods Sold

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Cost of goods sold	$113,456	$109,597	$3,859	3.5%
Percentage of sales	21.9%	23.8%
The $3.9 million net increase in cost of goods sold was primarily due to higher volumes and was partially offset by the impact from the change in accounting estimate for the depreciable lives of our instruments and cases of $4.0 million.
Research and Development Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Research and development	$41,738	$32,266	$9,472	29.4%
Percentage of sales	8.1%	7.0%
The increase in research and development expenses was due primarily to an increase of $7.1 million from employee compensation costs as a result from additional headcount, including in our INR technology and orthopedic trauma groups, and increased supplies for furthering research activities and developing new innovative products. Additionally, there were one-time technology license fees charged of $1.8 million during the three months ended September 30, 2018.

Selling, General and Administrative Expenses

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Selling, general and administrative	$227,949	$194,859	$33,090	17%
Percentage of sales	44.1%	42.4%
The increase in selling, general and administrative expenses was primarily due to an increase of $24.6 million in selling and marketing expenses relating to continued build out of the INR technology and orthopedic trauma sales forces as well as an increase in the U.S. and Japanese sales forces to further penetrate those markets. Additionally, there were increases in stock based compensation expenses of $4.2 million.
Provision for Litigation

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Provision for litigation	$—	$2,780	$(2,780)	(100.0)%
Percentage of sales	—%	0.6%
The decrease in the provision for litigation, which includes settlement and verdict costs, was due to the timing and amount of settlements between the two periods.
Amortization of Intangibles

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Amortization of intangibles	$6,525	$5,671	$854	15.1%
Percentage of sales	1.3%	1.2%
Amortization of intangibles remained consistent for the nine-months ended September 30, 2018 as compared to the nine-months ended September 30, 2017.
Acquisition Related Costs

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Acquisition related costs	$1,289	$1,290	$(1)	(0.1)%
Percentage of sales	0.2%	0.3%
Acquisition related costs remained consistent for the nine-months ended September 30, 2018 as compared to the nine-months ended September 30, 2017.

Other Income, Net

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Other income, net	$14,904	$5,848	$9,056	154.9%
Percentage of sales	2.9%	1.3%
The increase in other income, net, was due primarily to the gain on sale of assets of $4.6 million and increases in interest income from marketable securities and the Alphatec Credit Agreement of $3.6 million.
Income Tax Provision

	Nine Months Ended		Change
(In thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Income tax provision	$21,254	$36,356	$(15,102)	(41.5)%
Effective income tax rate	15.1%	30.5%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by the impact of the Tax Reform Act as further described in “Part I; Item 1. Financial Statements and Supplementary Data; Notes to Condensed Consolidated Financial Statements; Note 12. Income Taxes.” and stock option exercise benefit.
Non-GAAP Financial Measures
To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, acquisition related costs/licensing, and net gain from the sale of assets, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related costs/licensing represents the change in fair value of business-acquisition-related contingent consideration; costs related to integrating recently acquired businesses including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition-related professional fees, as well as one-time licensing fees. Net gain from sale of assets represents the gain on sale of assets and the offsetting impact of costs incurred through the sale.

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$35,208	$25,591	$119,724	$82,972
Interest income, net	(3,852)	(1,738)	(9,114)	(4,746)
Provision for income taxes	7,389	11,766	21,254	36,356
Depreciation and amortization	10,461	10,838	29,694	33,773
EBITDA	49,206	46,457	161,558	148,355
Stock-based compensation expense	5,545	3,596	17,078	10,659
Provision for litigation	—	2,537	—	2,780
Acquisition related costs/licensing	2,169	784	3,847	2,838
Net gain from sale of assets	764	—	(3,593)	—
Adjusted EBITDA	$57,684	$53,374	$178,890	$164,632

Net income as a percentage of sales	20.8%	16.9%	23.2%	18.0%
Adjusted EBITDA as a percentage of sales	34.1%	35.2%	34.6%	35.8%
In addition, for the period ended September 30, 2018 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, net gain from the sale of assets, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.
We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs/licensing, and the tax effects of such adjustments, which we believe is not reflective of underlying business trends.

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$35,208	$25,591	$119,724	$82,972
Provision for litigation	—	2,537	—	2,780
Amortization of intangibles	2,160	2,080	6,525	5,671
Acquisition related costs/licensing	2,169	784	3,847	2,838
Net gain from sale of assets	764	—	(3,593)	—
Tax effect of adjusting items	(884)	(1,677)	(1,248)	(3,443)
Non-GAAP net income	$39,417	$29,315	$125,255	$90,818
The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Nine Months Ended
(Per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Diluted earnings per share, as reported	$0.35	$0.26	$1.18	$0.85
Provision for litigation	—	0.03	—	0.03
Amortization of intangibles	0.02	0.02	0.06	0.06
Acquisition related costs/licensing	0.02	0.01	0.04	0.03
Net gain from sale of assets	0.01	—	(0.04)	—
Tax effect of adjusting items	(0.01)	(0.02)	(0.01)	(0.04)
Non-GAAP diluted earnings per share	$0.39	$0.30	$1.24	$0.93
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$51,788	$34,795	$137,352	$114,221
Adjustment for impact of restricted cash	—	—	—	—
Purchases of property and equipment	(15,371)	(12,817)	(42,538)	(37,878)
Free cash flow	$36,417	$21,978	$94,814	$76,343

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

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	September 30, 2018	September 30, 2017
United States	$139,097	$125,933	10.5%	—	10.5%
International	30,139	25,811	16.8%	$(436)	18.5%
Total sales	$169,236	$151,744	11.5%	$(436)	11.8%

	Nine Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	September 30, 2018	September 30, 2017
United States	$429,823	$381,870	12.6%	—	12.6%
International	87,208	78,073	11.7%	$2,061	9.1%
Total sales	$517,031	$459,943	12.4%	$2,061	12.0%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		Change
(In thousands)	September 30, 2018	September 30, 2017	$
Net cash provided by operating activities	$137,352	$114,221	$23,131
Net cash used in investing activities	(140,410)	(93,909)	(46,501)
Net cash provided by financing activities	29,732	1,709	28,023
Effect of foreign exchange rate changes on cash	(196)	778	(974)
Increase in cash, cash equivalents, and restricted cash	$26,478	$22,799	$3,679
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
Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$145,295	$118,817
Short-term marketable securities	227,466	254,890
Long-term marketable securities	168,850	56,133
Total cash, cash equivalents and marketable securities	$541,611	$429,840
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2019. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2018, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of September 30, 2018. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, capital expenditure needs, principally for our surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products; increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

GLOBUS MEDICAL, INC.

Dated:	November 8, 2018	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2018	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Executive Vice President
Chief Financial Officer
Chief Commercial Officer
(Principal Financial Officer)