Form 10-K
period 2018-12-31
GLOBUS MEDICAL INC
filed 2019-02-21
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically , every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2018, as reported on the New York Stock Exchange, was approximately $3.8 billion.

The number of shares outstanding of the registrant’s common stock (par value $0.001 per share) as of February 18, 2019 was 98,653,450 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2018, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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

Item 1. Business
Overview
Globus Medical, Inc. (together, as applicable, with its consolidated subsidiaries, “Globus,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives. We have expanded our sales operations across the globe and now serve customers in 52 countries worldwide.
Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 190 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions of the spine, extremities and pelvis. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.
Musculoskeletal Solutions

Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, and unique surgical instruments used in an expansive range of spinal, orthopedic and neurosurgical procedures.

Our broad spectrum of spine products addresses the vast majority of conditions affecting the spine including degenerative conditions, deformity, tumors, and trauma. With more than fifteen years in this competitive market, we provide comprehensive solutions that facilitate both open and minimally invasive surgery (“MIS”) techniques. This includes traditional fusion implants such as pedicle screw and rod systems, plating systems, intervertebral spacers and corpectomy devices. We believe we pioneered innovative expandable solutions for interbody fusion, corpectomy and interspinous fixation that allow intraoperative customization of our devices to the patient’s anatomy and save surgical time by eliminating sequential trialing. We have also developed treatment options for motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous distraction devices, and interventional pain management solutions to treat vertebral compression fractures. Regenerative biologic products such as allografts and synthetic alternatives are adjunctive treatments typically used in combination with stabilizing implant hardware.

Our orthopedic trauma solutions are designed to treat a wide variety of orthopedic fracture patterns and patient anatomies in the upper and lower extremities as well as the hip. To date, Globus has received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for several orthopedic trauma and extremity products, covering four major segments of the orthopedic trauma market - fracture plates, compression screws, intramedullary nails, and external fixation. We began marketing these products in 2018 and intend to grow our presence in this field. Fracture plating includes proximal humerus, distal radius, proximal tibia, distal fibula, small fragment, mini-fragment and clavicle plates. Intramedullary nailing includes tibial, trochanteric, and femoral nail systems. Regenerative biologic products such as bone void fillers and allograft struts are also used in orthopedic procedures where applicable.

Enabling Technologies

Enabling Technologies are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities and streamline surgical procedures to be safer, less invasive, more accurate, and more reproducible, to ultimately improve patient care and reduce radiation exposure for all involved.

Our current enabling technologies are comprised of imaging, navigation and robotic (“INR”) assisted surgery solutions. This includes the ExcelsiusGPS® platform, a robotic guidance and navigation system that supports minimally invasive and open procedures with screw placement applications. The ExcelsiusGPS® platform has a modular design that can be used for a variety of screw placement applications, and we expect that it will serve as a foundation for future clinical applications using artificial intelligence and augmented reality. Surgimap® pre-planning software is used for effortless and convenient surgical planning at any time.

Globus’ innovative Enabling Technologies offer surgeons more information about patient anatomy and surgical options to help them to make well-informed surgical decisions. We believe the advantages of pre-planning implant position and viewing patient anatomy during surgery are self-evident, with significant secondary gains such as eliminating radiation exposure altogether.

Overall Business

While we group our products into two categories, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

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

During the year ended December 31, 2018, our international sales accounted for approximately 17% of our total sales. We currently sell our products through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Strategy
Our goal is to become the market leader in providing innovative Musculoskeletal Solutions and Enabling Technologies to promote healing in patients with musculoskeletal disorders. To achieve this goal, we employ the following business strategies:

•
Leverage our integrated product development engine. We plan to continue developing new Musculoskeletal Solutions products and Enabling Technologies products, using our product development engine. We believe our team-oriented approach, active surgeon input, and demonstrated capabilities position us to maintain a rapid rate of new product launches. We launched ten new products in 2018, have over 30 potential new products in various stages of development, and expect to regularly launch new products.

•
Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our exclusive U.S. sales force in the spine, trauma, and INR areas. We expect to increase the number of our direct and distributor sales representatives in the United States to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity.

•
Continue to expand into international markets. As of December 31, 2018, we had an existing direct or distributor sales presence in 51 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional Musculoskeletal Solutions and Enabling Technologies products and through the expansion of our international sales force.

•
Pursue strategic acquisitions and alliances. In 2016, we acquired the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec International”) to increase our worldwide footprint. In 2017, we acquired KB Medical SA, developer of a computer-assisted robotic guidance system and in 2018, we acquired Nemaris Inc., a privately held company that markets and develops Surgimap®, a leading surgical planning software platform, to further bolster our efforts to advance surgical procedures through Enabling Technologies. We intend to selectively pursue acquisitions and alliances that complement our strategic plan and provide innovative technologies, personnel with significant relevant experience, or increased market penetration. We are currently evaluating possible acquisitions and strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

The Musculoskeletal Market
Musculoskeletal disorders are a leading driver of healthcare costs worldwide. Disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative and congenital conditions, deformity, tumors and traumatic injuries. Treatment alternatives for musculoskeletal disorders range from non-operative conservative therapies to surgical interventions depending on the pathology. Conservative therapies include bed rest, medication, casting, bracing, and physical therapy. When conservative therapies are not indicated, or fail to provide adequate quality of life improvements, surgical interventions may be used. Surgical treatments for musculoskeletal disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of any such implants.

We believe the musculoskeletal market will continue to experience growth as a result of the following market influences:

•
Favorable patient demographics. The worldwide population is growing and aging, and improvements in healthcare have led to increasing life expectancies worldwide and the opportunity to lead more active lifestyles. This population is more prone to musculoskeletal degeneration, traumatic fractures, and challenging complications. These trends are expected to generate increased demand for surgical intervention.

•
Improving technologies within Musculoskeletal Solutions leading to increased use in surgical procedures. We expect the number of spinal and orthopedic surgery cases to grow as product innovation makes surgery a more attractive option for patients. We also expect these innovations to differentiate Globus products from competitive products and make them more attractive to surgeons.

•
Musculoskeletal Solutions driving earlier interventions and creating an expanded patient base. Newer technological innovations have enabled novel surgical procedures, improvements to existing surgical procedures, the treatment of musculoskeletal disorders by new physician specialties, and surgical intervention earlier in the continuum of care, all of which may result in better patient outcomes. As a result, we expect continued advancements within Musculoskeletal Solutions supported by surgical Enabling Technologies, including INR systems, to increase the size of the addressable patient population for spine surgery.

•
Shift of MIS procedures performed using Enabling Technology in outpatient settings. The effectiveness and shorter surgical times associated with MIS spine procedures is facilitating a larger number of treatments to be performed in ambulatory surgery centers, which increases availability and access to patients. We believe Enabling Technologies provide more access to MIS surgery and facilitate best-in-class treatment modalities.

•
Continued growth of musculoskeletal procedures worldwide. We believe that improvements to the standard of care outside of the United States will increase the international demand for musculoskeletal products.

The Enabling Technologies Market

The market for Enabling Technologies in spine and orthopedic surgery is still in the infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As these Enabling Technologies become more fully integrated with various other Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.

We believe that growth in Enabling Technologies will result from the following market influences:

•
Demand for minimally invasive surgery. Patients are more actively seeking the least invasive and safest surgical treatment options available. As the benefits of robotic assisted surgery in enabling less invasive surgical techniques become known, we believe hospitals will equip themselves with these technologies to satisfy patient demand.

•
Hospital cost reduction initiatives. Enabling Technologies products may facilitate less invasive surgical procedures leading to shorter hospital stays with potentially fewer complications rates, which may lead to lower overall treatment costs per patient for the hospital. As hospitals evaluate 30 day readmissions and surgical complication rates for possible cost savings, we expect that the use of Enabling Technologies across multiple surgical specialties will help facilitate less invasive and less costly procedures.

•
Integration of robotic training into medical residency programs. As more surgeon trainees, including fellows and residents, participate in programs incorporating imaging, navigation and robotics into their medical training, they are expected to drive widespread adoption of Enabling Technologies within each surgical specialty.

•
Increased emphasis on physician and operating room staff safety. Orthopedic surgery currently requires significant intraoperative radiation exposure to facilitate implant placement. Repeated fluoroscopy exposure to patients, surgeons and their staff is hazardous and has been linked to cancer, cataracts, and other side effects. We believe that Enabling Technologies have the potential to significantly reduce and potentially eliminate the need for intraoperative fluoroscopy which we believe will help drive demand for its implementation.

The Globus Solution
We believe that our focus on actively listening to the needs of our customers, and fostering a culture of urgency throughout the entire organization to quickly respond to these needs with high quality solutions, separates us from our industry peers. Since 2003 we have introduced more than 190 products designed for the treatment of musculoskeletal disorders. Given our robust product portfolio of unique and differentiated products, as well as the numerous disruptive products in various stages of development, we believe we are well positioned for growth in the spine and orthopedic trauma markets.

Musculoskeletal Solution

Our Spine product portfolio includes a wide range of implant and surgical approach options that can be used to treat degenerative, deformity, tumor and trauma conditions affecting the entire spine, from the occiput to the sacrum, while accommodating various surgical techniques preferred by surgeons.

We believe that we have the most comprehensive expandable spacer portfolio in today’s market, with over 16 implant options, designed for a wide variety of procedures including Posterior Lumbar Interbody Fusion, Transforaminal Lumbar Interbody Fusion, Lateral Lumbar Interbody Fusion, Anterior Lumbar Interbody Fusion, Endoscopic Lumbar Interbody Fusion and Corpectomy procedures. Expandable product families, which include RISE®, RISE-L®, CALIBER®, CALIBER®-L, ALTERA®, ELSA®, ELSA®-ATP, MAGNIFY®, MAGNIFY®-S, FORTIFY®, and XPand®, among others, are designed to be inserted at a minimized height and then expanded during surgery for optimal fit between vertebral bodies. This expandability feature eases insertion into the disc space following disc removal to help reduce trauma to the vertebral endplates and surrounding tissue, while allowing for restoration of height and lordosis.

Our fixation portfolio, including pedicle screws, rods and plates, provide strength and stability for treating degenerative and more complex spinal deformity procedures. The CREO® thoracolumbar stabilization platform enhances efficiency and ease of use with intuitively designed instruments and a complete array of implant options for treating complex pathologies. Within this platform, CREO® MIS and CREO MCS® provide percutaneous and mini-open midline approach options designed for less invasive surgery and minimal muscle disruption. CREO® Derotation and CREO® Rod Link Reducer systems help to streamline various derotation maneuvers for deformity correction, such as segmental, rib hump correction, and translation of coronally displaced vertebrae. For revision procedures CREO® Addition provides a comprehensive range of connectors, including modular and top-loading styles, which makes extending fixation more streamlined and efficient. In 2018, we launched our first cement augmented pedicle screw system in the United States, CREO® Fenestrated, designed to enhance fixation using bone cement for patients with advanced stage tumors and limited life expectancy.

QUARTEX®, our most advanced Occipito-Cervico-Thoracic (“OCT”) stabilization system, is designed to address a number of challenges associated with posterior OCT fusion to aid in easier construct assembly with convenient implant options. The system features a threading locking cap to enable quick and efficient low-torque single step locking and high angle screw heads that accommodate two different diameter rods.

Regenerative biologics products, including bioactive glass-based KINEX® and SIGNIFY™ bone void fillers and CONDUCT® ceramic-collagen, are well suited for pelvic/extremity and posterolateral spinal fusion procedures.

Interventional spine products, such as the AFFIRM® bone tamp and the SHIELD® barrier implant, allow physicians to customize the treatment plan for vertebral compression fractures and control cement delivery in minimally invasive procedures.

Our Orthopedic Trauma product portfolio features anatomic plating systems, compression screws, nailing systems, and external fixation.

ANTHEM® Fracture Systems are anatomically contoured plates designed for a wide variety of ankle, shoulder, and wrist fractures as well as long and short bony anatomy. Combined with extensive screw options and unique instruments, the plates are designed to match patient anatomy, reduce operative time and minimize soft tissue irritation from implant prominence, a major contributor to revision surgery. They are available in numerous anatomic configurations for adult and pediatric indications. CAPTIVATE® Compression screws have an innovative feature for easy intraoperative compression and reduction of the fracture site. We believe they are a complement to plating for complex trauma.

The AUTOBAHN™ nailing platform is comprised of the Trochanteric Nail designed for trochanteric and femoral neck fractures, Antegrade/Retrograde Femoral Nail that offers both a greater trochanter and piriformis fossa entry points, and the Tibial Nail which includes instruments for infrapatellar and suprapatellar approaches. Each system is designed to help streamline the procedure, increase versatility, reduce procedure time, and ultimately improve patient care.

The ARBOR® External Fixation System provides a streamlined set of external fixation devices including clamps, pins, and bars. This system offers a one-clamp design for every procedure regardless of pin size. Innovative instruments allow surgeons to quickly create the frame of their choice.

Enabling Technologies

ExcelsiusGPS®, a robotic guidance and navigation system, is our first INR technology product to market. FDA-cleared in 2017 and CE-marked in 2016, our first commercial sale of ExcelsiusGPS® came in the fourth quarter of 2017. The ExcelsiusGPS® technology supports minimally invasive and open orthopedic and neurosurgical procedures, with potential applications ranging from the cervical spine to the sacroilium, long bones, and occiput. ExcelsiusGPS® seamlessly integrates with Globus implants and instruments and is compatible with pre-operative CT, intraoperative CT, and fluoroscopic imaging modalities. The system is designed to reproducibly assist in implant placement, streamline workflows, and minimize radiation exposure.

In 2018, we acquired Nemaris Inc., a privately held company that markets and develops Surgimap®, a leading surgical planning software platform. Surgimap®’s intuitive, patient-specific surgical planning and cloud-based infrastructure with predictive algorithms and visual guides enable healthcare professionals to plan and simulate potential surgical outcomes in treating complex deformities. The software also enables medical professionals to share medical imaging technology globally to improve procedural workflow and patient care.

We believe that our innovative Musculoskeletal Solutions and Enabling Technologies products, combined with our ability to provide world-class service through a highly trained and exclusive sales force, reimbursement education and assistance, and corporate account management, create significant value for our customers.

Product Development and Research
Globus believes in bringing products to market quickly by reducing the time from product conception to launch. We believe our approach to product development is unique and highly efficient. We employ an integrated team approach to product development involving collaboration among surgeons, our engineers, our dedicated researchers, our highly-skilled machinists, and our regulatory personnel. We believe that this team approach, as well as our extensive in-house facilities, allows us to design, test and obtain regulatory clearance and approvals of our products more effectively. We also believe that our product development engine provides us with a competitive advantage in developing solutions to challenging clinical problems for surgeons and improving outcome for patients.

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

Sales and Marketing
We market and sell our products through our exclusive global sales force. As of December 31, 2018, we had a direct or distributor sales presence in the United States and in 51 countries outside the United States. We have dedicated spinal implant, orthopedic trauma and INR sales teams in place. We expect to continue to increase the number of our direct and distributor sales representatives in each of these three areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.
Our implant sales representatives are present in the operating room during most surgeries in the United States and in many, but not all, of the other countries in which our products are sold. These representatives have the responsibility to confirm that all of the items needed in the surgery are available and are provided sterile or are capable of being sterilized at the hospital. Various sizes and quantities of implants are made available to be able to satisfy varying surgical requirements and patient anatomy, along with numerous surgical instruments and cases needed to safely perform the surgery and implantation. As products are used in surgeries, replacement items are shipped to our sales representatives and hospitals to replenish their supply.

All of our U.S. independent distributors are compensated solely on commission. Most of our new direct sales representatives start with a compensation arrangement that is largely based on salary. Our goal is for members of our direct sales force to move toward a compensation model based solely on commission as they become familiar with our products and drive higher sales.

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
We devote significant resources to training and educating surgeons on the safe and effective use of our products and techniques. To that end, we have made significant investments in the creation, staffing and program offerings of our Musculoskeletal Education and Research Center (“MERC”). Through MERC, educational and training programs are offered at our modern bioskills laboratory and 100-person lecture facility, and through regionally-based didactic education and cadaveric bioskills training programs at off-site facilities.

We have a strong commitment to research performed in conjunction with surgeons from around the world as well as research opportunities in collaboration with leading academic institutions. Supported by a dedicated research team, these efforts range from basic biomechanical testing conducted internally with our six-degrees-of-freedom machine to major clinical outcomes studies. We are committed to providing the orthopedic surgeon community with high quality research to support new or improved surgical techniques and novel product designs that we develop.

Competition
We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, Smith and Nephew, and NuVasive. Wright Medical Group, Orthofix International, Integra, and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain regulatory clearance or approvals for competing products more rapidly than we can.

We compete in the marketplace to recruit and retain qualified scientific, management, and sales personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business.

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have a significantly longer operating history and more established reputations than we do. The markets we compete in are intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to successfully compete is dependent on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement, and are safer, less invasive and more effective than alternatives available for similar purposes. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.

Manufacturing and Supply
We have greatly expanded our dedicated in-house manufacturing capabilities. A significant portion of our implant products is manufactured in our facilities in Eagleville, Pennsylvania. Most of our regenerative biologics products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania. The ExcelsiusGPS® robotic guidance and navigation system is assembled in our facility in Methuen, Massachusetts.

Of our implant and instrument products that are not manufactured in-house, a majority are generally manufactured through a network of over 100 third-party suppliers. Our suppliers use high precision, computer-aided manufacturing equipment to manufacture our products. We have focused on developing a strong supplier base as part of our manufacturing strategy. Our relationship with our suppliers enables significant interaction between our design engineers and project managers and the suppliers’ engineers and schedulers to work through issues arising during the entire product development cycle. Many of our suppliers are domestic, which affords our engineers and other members of our product development team the opportunity to work closely with them to commercialize our products.

We select our suppliers carefully and generally use a small number of suppliers for each of our key products for added reliability. Our internal quality assurance group evaluates the potential vendor through a formal vendor approval process before we enter into a relationship with the vendor. Suppliers that meet our internal quality assurance standards are added to our approved supplier list. All of our suppliers that provide us with implants are ISO-13485 certified, meaning they meet the International Organization for Standardization (“ISO”) requirements for the manufacture of medical devices. Our quality assurance group conducts periodic audits to ensure continued compliance with our standards. With every shipment of inventory that we receive, our suppliers provide a certificate of compliance with our quality control standards. Our receiving group also performs inspections, packaging and labeling on site at our headquarters facility.

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. To date, we have not experienced significant difficulty in locating and obtaining the materials necessary to fulfill our production requirements, and we have not experienced a meaningful backlog of sales orders. We believe our supplier relationships and facilities will support our potential capacity needs for the foreseeable future. A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the United States. We stock inventory in our warehouse facilities and retain title to consigned inventory which is maintained with our field representatives and hospitals in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times, and quantities required to maintain service levels.

Intellectual Property
We protect our proprietary rights through a variety of methods. In particular, we rely on patent, trademark, copyright, trade secret and other intellectual property laws and also utilize nondisclosure agreements and other measures to protect our rights.

As of December 31, 2018, we owned 855 issued U.S. patents (838 utility patents; 17 design patents) and had applications pending for 480 U.S. patents (471 utility patents; 9 design patents), and we owned 301 issued foreign patents and had applications pending for 373 foreign patents. Our issued patents expire between November 2019 and December 2036.

Our trademark portfolio contains 196 registered trademarks and 70 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.

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
Physicians, hospital outpatient departments, and Ambulatory Surgery Centers (ASCs) use Current Procedural Terminology (“CPT®”) codes to bill for services and procedures, which are established by the American Medical Association (“AMA”). Specialty societies such as the North American Spine Society, the American Association of Neurological Surgeons, and the American Academy of Orthopaedic Surgeons provide advice to the AMA CPT® Editorial Panel for developing codes. The availability of existing codes to bill for services and procedures may impact the adoption of technology.
The Centers for Medicare and Medicaid Services (“CMS”) and the National Center for Health Statistics are jointly responsible for overseeing changes and modifications to International Classification of Diseases, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”) procedure codes used by all providers including physicians and facilities for reporting patient diagnosis(es) (ICD-10-CM codes) and hospitals for reporting inpatient procedures (ICD-10-PCS codes). ICD-10-CM/PCS was implemented in the U.S. on October 1, 2015. This represented the first major coding change for ICD coding in over 30 years. The granularity and specificity of the new ICD-10-CM/PCS coding system may impact reimbursement in the future, particularly hospital inpatient reimbursement. Physician and hospital coding is subject to change, which could impact coverage and reimbursement and thus potentially impact physician practice behavior.

Independent of coding status, third-party payors may deny coverage based on their own criteria. Payor medical policies vary from payor to payor and contract to contract. There are thousands of payor medical policies which are continually reviewed and revised at the discretion of payors. Payor medical policies may become more restrictive. Payors may deem the clinical efficacy of a device or procedure to be experimental or investigational, not the most cost-effective treatment available, or used for an unapproved indication. Additionally, many private payors use coverage decisions and payment amounts established by CMS for the Medicare program as guidelines in setting their coverage and reimbursement policies. Medicare may establish National Coverage Determinations (NCDs) or Medicare Administrative Contractors (MACs) may establish Local Coverage Determinations (LCDs) that provide coverage information and determine whether services are reasonable and necessary. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and local coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. We will continue to provide the appropriate resources to patients, physicians, hospitals, and insurers in order to promote the best patient care, provide clarity regarding coverage and reimbursement policies, and work to reverse any non-coverage policies.

For federal/state programs, such as Medicaid, coverage and reimbursement differ from state to state. Some state Medicaid programs may not reimburse an adequate amount for the procedures performed with our products, if any payment is made at all. In addition, state-level worker’s compensation coverage and reimbursement vary from state to state. Payment by Medicare and other third-party payors may not be adequate to cover the cost of medical devices used in musculoskeletal procedures. Additionally, more musculoskeletal procedures are being performed in the hospital outpatient and ambulatory surgery center settings, in part due to innovation. Reimbursement levels in these settings are typically lower than for the hospital inpatient setting and may not be adequate to cover the cost of innovative and novel medical devices.
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

FDA’s Pre-Market Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the United States requires either 510(k) clearance, clearance of a de novo classification request, or a pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low or moderate risk are placed in either Class I or II. Unless classified as exempt from pre-market notification, Class I and II devices generally require the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, which typically requires approval of a PMA application. For certain Class III devices that present low to moderate risk, a risk-based classification determination can be requested in accordance with the de novo request process, under which the FDA may determine that the product can be appropriately regulated as a Class I or II device. 510(k) pre-market notifications, de novo requests, and PMAs are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
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
We are subject to unannounced device inspections by the FDA’s Office of Regulatory Affairs, Office of Compliance, Center for Devices and Radiological Health, and Center for Biologics Evaluation and Research, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal tissue licensing regulations. These inspections may include our suppliers’ facilities.
On October 31, 2018, we received a warning letter from the FDA resulting from an inspection of the facilities of our subsidiary Human Biologics of Texas, located in San Antonio, Texas, in April 2018. The letter described observed non-conformities to regulations for human cells, tissues, and cellular and tissue-based products relating to one allograft tissue product processed by Human Biologics of Texas and sold to end users by us.   We take the matters identified in the warning letter seriously and are working diligently to address the FDA’s observations.  We responded to the FDA’s warning letter on November 20, 2018, and subsequently have provided periodic updates regarding our progress towards addressing the FDA’s observations.  As of December 31, 2018, this warning letter remains pending.

We believe that the FDA’s concerns set forth in the warning letter can be resolved without a material impact to our financial results. We cannot, however, give any assurances that the FDA will be satisfied with our response or as to the expected date of the resolution of the matters included in the warning letter. Until the issues cited in the warning letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. Any adverse action by the FDA, depending on its magnitude, may restrict us from effectively producing, marketing and selling the product that is the subject matter of the warning letter and could have a material adverse effect on our business, financial condition and results of operations.

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
Additionally, in the EEA the procurement, testing, processing, preservation, storage and distribution of human tissues and cells is subject to the requirements of the laws of individual EEA Member States implementing Directive 2004/23/EC, Directive 2006/17/EC and Directive 2006/86/EC.
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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions, such as the United Kingdom’s Bribery Act, generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. Global enforcement of anti-corruption laws has increased considerably in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant fines and penalties against companies and individuals. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and prohibit improper practices. The government may seek to hold us liable for FCPA violations committed by companies that we acquire. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs.

Additionally, we must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to transfers of value provided to certain healthcare professionals. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers.  The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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

Seasonality and Backlog
Our business is generally not seasonal in nature. However, our sales of Musculoskeletal Solutions products may be influenced by summer vacation and winter holiday periods during which we have experienced fewer surgeries taking place, as well as more surgeries taking place later in the year when patients have met the deductibles under insurance plans. Our sales of Enabling Technologies products may be influenced by longer capital purchase cycles and the timing of budget approvals for major capital purchases.
We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. To date, we have not experienced significant difficulty in locating and obtaining the materials necessary to fulfill our production requirements, and we have not experienced a meaningful backlog of sales orders.
Employees
As of December 31, 2018, we had over 1,800 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. Our employees are not subject to a collective bargaining agreement except in a single market outside the U.S., and we consider our relationship with our employees to be good.

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
Risks Related to Our Business and Our Industry
To be commercially successful, we must convince surgeons and hospitals that our products are an attractive alternative to our competitors’ products and that our Enabling Technologies and Musculoskeletal Solutions products are an attractive alternative to existing surgical treatments of musculoskeletal disorders.

Surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. Hospitals, however, are increasingly involved in the evaluation of products and product purchasing decisions. In order for us to sell our products, we must convince surgeons and hospitals that our products are attractive alternatives to competing products for use in procedures. Acceptance of our products depends on educating surgeons and hospitals as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing surgeons and hospitals of the merit of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or profitability.

Furthermore, we believe surgeons will not widely adopt certain of our most novel Musculoskeletal Solutions or Enabling Technologies products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that MIS techniques, our motion preservation, regenerative biologics, and INR technologies provide benefits or are an attractive alternative to conventional treatments of musculoskeletal disorders and incorporate improved technologies that permit novel surgical procedures.

Surgeons, and in certain instances, hospitals, may be hesitant to change their medical treatment practices or the products available for use to treat patients for the following reasons, among others:

•	lack of experience with MIS, motion preservation, regenerative biologics or INR technologies;

•	lack or perceived lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited or lack of availability of coverage and reimbursement within healthcare payment systems;

•	costs associated with the purchase of new products and equipment; and

•	the time commitment that may be required for training.
If we are unable to convince surgeons and hospitals to use our products, we will not achieve expected sales or sustain our growth, and our financial condition and results of operation may be adversely affected.
In addition, we believe recommendations and support of our products by influential surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or long-term data does not show the benefits of using our products, surgeons may not use our products. In such circumstances, we may not achieve expected sales or sustain our growth and may be unable to maintain profitability.

Pricing pressure from our competitors and our customers may impact our ability to sell our products at prices necessary to support our current business strategies.
The musculoskeletal devices industry is characterized by intense competition and continues to attract numerous new companies and technologies, which has encouraged more established companies to intensify competitive pricing pressure. As a result of this increased competition, as well as the challenges of third-party coverage and reimbursement practices, we believe there will be continued pricing pressure in the future. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to maintain our profitability and to invest in and grow our business.
If our hospital and other healthcare provider customers are unable to obtain adequate coverage and reimbursement for their purchases of our Musculoskeletal Solutions products, we may not be able to sell our Musculoskeletal Solutions products at prices necessary to maintain our profitability or at all.
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals and other healthcare providers that purchase our Musculoskeletal Solutions products generally rely on third party payors to cover all or part of the costs associated with the procedures performed with these products, including the cost to purchase the product. Our customers’ access to adequate coverage and reimbursement for the procedures performed with our Musculoskeletal Solutions products by government and private insurance plans is central to the acceptance of our current and future products. We may be unable to sell our Musculoskeletal Solutions products on a profitable basis, or at all, if third party payors deny coverage or reduce their current levels of payment. If our cost of production increases faster than increases in reimbursement levels for the Musculoskeletal Solutions products, our profitability may be negatively impacted.

Future action by CMS (which administers the Medicare program), other government agencies or private payors, may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payors may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third party payors and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers.
Third party payors, including public and private payors, may develop negative coverage policies impacting our Musculoskeletal Solutions products. For example, Aetna changed its medical policy from coverage in all or most cases to coverage only for limited indications for biomechanical devices (e.g., spine cages) for cervical fusion procedures, stating that they have not been proven more effective than bone graft for cervical fusions, which may limit demand for our products. In addition, some payors have changed their coverage policies to be more restrictive as to the criteria under which they will cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel degenerative disc disease (“DDD”), initial primary laminectomy/discectomy for nerve root decompression, or spinal stenosis. Although these coverage policy changes have not had a material impact on our business, other insurers may adopt similar coverage decisions in the future. Patients covered by these insurers may be unwilling or unable to afford lumbar fusion surgeries to treat these conditions, which could materially harm or limit our ability to sell our Musculoskeletal Solutions products designed for lumbar fusion procedures. Our business would be negatively impacted if the trend by governmental agencies or third party payors continues to reduce coverage of and/or reimbursement for procedures using our Musculoskeletal Solutions products.

We cannot be certain that under current and future payment systems, such as those utilized by Medicare and in many private managed care systems, the cost of our Musculoskeletal Solutions products will be adequately incorporated into the overall cost of the procedure. Therefore, we cannot be certain that the procedures performed with our Musculoskeletal Solutions products will be reimbursed at a sufficiently profitable level, or at all.

To the extent we sell our Musculoskeletal Solutions products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. Our Musculoskeletal Solutions products may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

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
Our industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, Smith and Nephew, and NuVasive. Wright Medical Group, Orthofix International, Integra, and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our musculoskeletal surgery products, sales of our products could be negatively affected and our results of operations could suffer.

Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive.
Many of our larger competitors enjoy several competitive advantages over us, including:

•	greater financial, human and other resources for product research and development, sales and marketing and litigation;

•	significantly greater name recognition;

•	established relationships with surgeons, hospitals and other healthcare providers;

•	large and established sales and marketing and distribution networks;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining regulatory clearances or approvals for products and product enhancements;

•	more expansive portfolios of intellectual property rights; and

•	greater ability to cross-sell their products or to incentivize hospitals or surgeons to use their products.
The frequent introduction by competitors of products that compete with our existing or planned products may also make it difficult to market or sell our products. In addition, the entry of multiple new products and competitors, including physician-owned distributorships (“PODs”), may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the musculoskeletal implant and device market generally.
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
We are dependent on a limited number of third-party suppliers for our Musculoskeletal Solutions products and components used in our Enabling Technologies products, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We rely on third-party suppliers to supply many of our Musculoskeletal Solutions products and the components used in our Enabling Technologies products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our anticipated growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials and components. Other issues, including shortages of raw materials or components, problems with production yields and quality control and assurance, especially with products such as allograft, which is processed human tissue, could impair a supplier’s ability to supply us with product quantities necessary to support our sales. Furthermore, under our supplier agreements, our suppliers generally have no obligation to manufacture for us or sell to us any specific quantity of products. If we are unable to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.

We generally use a small number of suppliers for each of our products and components. Our dependence on such a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of manufactured products in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of supply. Because of the nature of our internal quality control requirements, regulatory requirements and the custom and proprietary nature of the parts, we cannot quickly engage additional or replacement suppliers for many of our critical components. Failure of any of our third-party suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments to our customers and could have a material adverse effect on our business. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other foreign regulatory authorities. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate sales.
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
We may not be able to successfully implement our business strategy. To implement our business strategy, we need to, among other things, strengthen our brand, develop and introduce new musculoskeletal surgery products, find new applications for and improve our existing products, obtain regulatory clearance or approval for new products and applications and educate surgeons about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by surgeons. Our strategy of focusing exclusively on the medical devices market may limit our ability to grow. In addition, we are seeking to increase our sales and, in order to do so, will need to commercialize additional products and expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different foreign and domestic regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may adversely affect our business, results of operations and financial condition.
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
We do not sell or distribute any of our products through PODs. The number of PODs may continue to grow as economic pressures increase throughout the industry, as hospitals, insurers and physicians search for ways to reduce costs, and, in the case of the physicians, search for ways to increase their incomes. These companies and the physicians who own, or partially own, them have significant market knowledge and access to the surgeons who use our products and the hospitals that purchase our products, and growth in this area may reduce our ability to compete effectively for business from surgeons who own such distributorships.
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
All of the products we currently market in the United States, other than our SECURE®-C cervical disc, have either received pre-market clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) or are exempt from pre-market review. The FDA's 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside the United States, except our SECURE®-C device which was prospectively studied through seven-year postoperative clinical study as part of the Post-Market Approval (PMA) process. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of virtually all of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability.
Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, product seizures, suspension or withdrawal of FDA clearance or approval, and significant legal liability or harm to our business reputation.

If we do not enhance our existing product offerings and introduce new products through our research and development and product development efforts, we may be unable to effectively compete.
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
If we do not develop and obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer.  Our research and development and product development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation.  In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
We recently introduced the ExcelsiusGPS® platform as well as orthopedic trauma products.  Prior to launching, we had no prior experience marketing these new products and we may launch new products in the future that we have no prior experience marketing. We will need to convince a new audience of surgeons and hospital personnel that our new products are attractive alternatives to competing products for use in applicable procedures. If we are not successful in convincing surgeons and hospitals of the merit of new products or educating them on their use, our sales and operating results may be negatively affected and we may not grow as quickly as we anticipate.
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
Our international operations account for approximately 17% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in Japan, the Euro zone, United Kingdom, Switzerland and Australia.  As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations.  We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

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
As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. Many of our Musculoskeletal Solutions products come in sets, which feature components in a variety of sizes to satisfy the particular patient’s anatomical needs. In order to market our Musculoskeletal Solutions products effectively, we often must maintain implant sets consisting of the full range of product sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set, like uncommon sizes, may become obsolete before they can be used. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

We rely on information technology systems and network infrastructure to operate and manage our business, if we experience a breach, cyber-attack or other disruption to these systems or data, our business, results of operations and financial condition could be adversely affected.

We are increasingly dependent on sophisticated information technology systems to operate our business, including to process, transmit and store sensitive data, and many of our products and services include or use integrated software and information technology that may collect data regarding customers, patients, suppliers and third parties, or connects to our systems. Given the nature of our business, we also may maintain personally identifiable information (“PII”) or access to protected health information (“PHI”). Specifically, we rely on our information technology systems to effectively manage sales and marketing, accounting and financial functions, inventory management, engineering and product development tasks, and our research and development data. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure.

Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to system malfunction, computer viruses, and cyber-attacks. These events could lead to the unauthorized access of our information technology systems and result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, patients, partners, customers, or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. If our information technology systems are compromised, we could be subject to fines, damages, litigation and enforcement actions and we could lose trade secrets or other confidential information, the occurrence of which could harm our reputation, business, results of operations and financial condition.

Our information systems, and those of third-parties with whom we contract, also require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology.  The failure of our information technology systems to perform as we anticipate or our failure to effectively implement new systems could disrupt our operations and could result in decreased sales, increased overhead costs, excess inventory and product shortages, all of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

We are subject to data privacy laws and our failure to comply with them could subject us to substantial liabilities.

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, PHI, financial information, intellectual property and other sensitive information related to our customers and workforce. The collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws, such as the Health Insurance Portability and Accountability Act of 1996, protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information. In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of PII, such as state laws that govern the use, disclosure and protection of sensitive personal information, such as social security numbers, or that are designed to protect credit card account data. State consumer protection laws may also establish privacy and security standards for use and management of PII, including information related to customers, suppliers, and care providers.

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries we serve relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The E.U. General Data Protection Regulation (GDPR) applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules.

Compliance with these laws and regulations may require significant additional costs or changes in our business which could adversely affect our results of operations or financial condition. Noncompliance with these laws and regulations could result in the imposition of fines and penalties or could result in significant civil and other liabilities.

If we experience significant disruptions in our information technology systems, our business, results of operations and financial condition could be adversely affected.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage:

•	sales and marketing, accounting and financial functions;

•	inventory management;

•	engineering and product development tasks; and

•	our research and development data.

Our information technology systems are vulnerable to damage or interruption from:

•	earthquakes, fires, floods and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers or other cybersecurity attacks or breaches;

•	power losses; and

•	computer systems, or Internet, telecommunications or data network failures.

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
If our Enabling Technologies products require significant amounts of service after sale or we receive a significant number of warranty claims, our costs may increase and our financial results may be adversely affected.

Sales of certain of our Enabling Technologies products that are capital equipment typically include a warranty and maintenance obligation on our part for services for a period of twelve months from the date the equipment is installed at a customer’s facility. Customers may also purchase a supplemental service plan for technical and other services for any required service beyond the initial warranty and service period. If product warranty claims or required service under the service plans exceed our expectations, we may incur additional expenditures for parts and service. In addition, our reputation could be damaged and our products may not achieve market acceptance and could result in reductions in sales.

We are exposed to the credit risk of some of our customers, which could result in material losses.

Our business is subject to the risk of nonpayment by our customers. We sell our Enabling Technologies products through various credit and installment payment arrangements. We may experience loss from a customer’s failure to make payments according to the contractual terms.

Although we have systems in place to monitor and mitigate the associated risk, there can be no assurance that such systems will be effective in reducing the credit risk relating to the sale of our Enabling Technologies products. If the level of credit losses we experience in the future exceed our expectations, such losses could have a material adverse effect on our financial condition or results of operations.

We experience long and variable capital sales cycles for our Enabling Technologies products, which may cause fluctuations in our financial results.

The sales and purchase order cycle of our Enabling Technologies capital equipment products, currently the ExcelsiusGPS® platform, is lengthy because they are major capital items and their purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and government bodies, as applicable. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. Further, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the benefits and costs of such products. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales.

The above factors may contribute to fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in future periods our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease.

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
In addition, even after we have obtained the proper regulatory approval to market a product, the FDA has the power to require us to conduct postmarketing studies. For example, the FDA may issue a Section 522 Order to conduct postmarketing studies. These studies can be very expensive and time-consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for the product that is subject to such a Section 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States.
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
In the United States, we are marketing our human tissue products as Section 361 HCT/Ps, which are not subject to FDA premarket clearance or approval requirements. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a biological license application approval or medical devices requiring 510(k) or de novo clearance or PMA approval, or NDA (New Drug Application) approval. The FDA may then require that we cease marketing our human tissue products and/or recall the products unless and until we receive the appropriate clearance or approval from the FDA.
HCT/Ps also are subject to donor eligibility and screening, CGTP, product labeling, and postmarket reporting requirements. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties.
We received an FDA warning letter on October 31, 2018 related to observed non-conformities to FDA’s HCT/P regulations. See “Item 1. Business; Government Regulation.”

We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. For example, we intend to continue to seek regulatory clearance to market our primary products in the EEA, Japan, Brazil, Canada and other key markets. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval.
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
We have entered into consulting, royalty and other agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arm’s length transaction on terms identical to those offered to non-referral sources or received from us as fair market value consideration for consulting services performed. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Regulators also could prohibit us from accepting payment for products ordered or recommended by these surgeons. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with surgeons who order our products to be in violation of applicable laws and we were unable to comply with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial, or we may be unable to accept referrals from such surgeons.
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
We have experienced rapid growth since our inception and have increased our revenues to $713.0 million in 2018. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.
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
Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. Further, as the number of participants in the musculoskeletal industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (including treble, or triple, damages if an infringement is found to be willful) and/or royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

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
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture and sale of medical devices for surgical procedures. The development of allograft implants and technologies for human tissue repair and treatment may entail particular risk of transmitting diseases to human recipients, which could result in the assertion of substantial product liability claims against us. Surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, if longer-term patient results and experience indicates that our products or any component of a product cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Furthermore, if surgeons are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. The medical devices industry has been particularly prone to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices and products for surgery procedures.

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
Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 98,573,354 shares of our Class A and Class B common stock outstanding as of December 31, 2018, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 75% of the voting power of our outstanding capital stock. In particular, as of December 31, 2018, David C. Paul, our Executive Chairman and his family members, controlled approximately 22.8% of our Class A and Class B common stock, representing approximately 74.7% of the voting power of our outstanding capital stock as of that date.
As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2018, we had 192,602,552 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.
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
Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” We had approximately 56 stockholders of record as of February 18, 2019. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from December 31, 2013 through December 31, 2018 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 2013, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2018
$250
$200
$150
$100
$50
$0
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Globus Medical, Inc.
S&P 500 Index - Total Return
S&P 500 Health Care Equipment Index

Company/Index	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Globus Medical, Inc.	$100	$118	$138	$123	$204	$214
S&P 500 Index	$100	$114	$115	$129	$157	$150
S&P 500 Health Care Equipment	$100	$126	$134	$143	$187	$217

Item 6. Selected Financial Data
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below.

Statement of Income Data:	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Sales	$712,969	$635,977	$563,994	$544,753	$474,371
Cost of goods sold	159,410	150,453	134,705	132,333	110,769
Gross profit	553,559	485,524	429,289	412,420	363,602
Operating expenses:
Research and development	55,496	43,679	44,532	36,312	31,166
Selling, general and administrative	311,591	267,817	222,156	210,241	188,632
Provision for litigation	5,878	2,668	3,156	(11,268)	5,667
Amortization of intangibles	9,588	7,909	3,478	1,561	712
Acquisition related costs	1,681	1,611	1,826	3,352	(937)
Total operating expenses	384,234	323,684	275,148	240,198	225,240
Operating income	169,325	161,840	154,141	172,222	138,362
Other income/(expense), net	19,280	8,088	3,138	583	280
Income before income taxes	188,605	169,928	157,279	172,805	138,642
Income tax provision	32,131	62,580	52,938	60,021	46,157
Net income	$156,474	$107,348	$104,341	$112,784	$92,485
Net income per common share:
Basic	$1.60	$1.12	$1.09	$1.19	$0.98
Diluted	$1.54	$1.10	$1.08	$1.17	$0.97
Weighted average number of common shares:
Basic	97,884	96,243	95,647	95,046	94,227
Diluted	101,316	97,887	96,432	96,073	95,457

Balance Sheet Data:	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Cash, cash equivalents, restricted cash, and marketable securities	$602,801	$429,840	$350,756	$329,791	$304,051
Working capital	534,563	527,269	433,874	462,108	380,613
Total assets	1,300,670	1,078,502	927,637	834,100	703,547
Business acquisition liabilities, including current portion (1)	10,118	15,919	20,080	33,314	26,276
Stockholders’ equity	$1,185,516	$967,778	$832,078	$715,324	$585,454

(1)
In connection with certain acquisitions completed in 2018 through 2011, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable were $24.1 million, $20.6 million, $29.1 million, $35.9 million and $38.9 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively. The December 31, 2018 amount includes contingent consideration related to an asset acquisition for which no liability has been recognized in the financial statements.

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
Overview
We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 190 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions of the spine, extremities and pelvis. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.
Musculoskeletal Solutions

Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, and unique surgical instruments used in an expansive range of spinal, orthopedic and neurosurgical procedures.

Our broad spectrum of spine products addresses the vast majority of conditions affecting the spine including degenerative conditions, deformity, tumors, and trauma. With more than fifteen years in this competitive market, we provide comprehensive solutions that facilitate both open and minimally invasive surgery (“MIS”) techniques. This includes traditional fusion implants such as pedicle screw and rod systems, plating systems, intervertebral spacers and corpectomy devices. We believe we pioneered innovative expandable solutions for interbody fusion, corpectomy and interspinous fixation that allow intraoperative customization of our devices to the patient’s anatomy and save surgical time by eliminating sequential trialing. We have also developed treatment options for motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous distraction devices; and interventional pain management solutions to treat vertebral compression fractures. Regenerative biologic products such as allografts and synthetic alternatives are adjunctive treatments typically used in combination with stabilizing implant hardware.

Our orthopedic trauma solutions are designed to treat a wide variety of orthopedic fracture patterns and patient anatomies in the upper and lower extremities as well as the hip. To date, Globus has received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for numerous orthopedic trauma and extremity products, covering four major segments of the orthopedic trauma market - fracture plates, compression screws, intramedullary nails, and external fixation. We began marketing these products in 2018 and intend to grow our presence in this field. Fracture plating includes proximal humerus, distal radius, proximal tibia, distal fibula, small fragment, mini-fragment and clavicle plates. Intramedullary nailing includes tibial, trochanteric, and femoral nail systems. Regenerative biologic products such as bone void fillers and allograft struts are also used in orthopedic procedures where applicable.

Enabling Technologies

Enabling Technologies are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities and streamline surgical procedures to be safer, less invasive, more accurate, and more reproducible, to ultimately improve patient care and reduce radiation exposure for all involved.

Our current enabling technologies are comprised of imaging, navigation and robotic (“INR”) assisted surgery solutions. This includes the ExcelsiusGPS® platform, a robotic guidance and navigation system that supports minimally invasive and open procedures with screw placement applications. The ExcelsiusGPS® platform has a modular design that can be used for a variety of screw placement applications, and we expect that it will serve as a foundation for future clinical applications using artificial intelligence and augmented reality.

Globus’ innovative Enabling Technologies products offer surgeons more information about patient anatomy and surgical options to help them to make well-informed surgical decisions. We believe the advantages of pre-planning implant position and viewing patient anatomy during surgery are self-evident, and also create significant secondary gains such as eliminating radiation exposure altogether.

While we group our products into two categories, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

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

During the year ended December 31, 2018, our international sales accounted for approximately 17% of our total sales. We currently sell our products in 51 countries outside the United States through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Components of our Results of Operations
We manage our business globally within one operating segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.
Sales
Today, we sell primarily implants and related disposables, primarily to hospitals, for use by surgeons to treat musculoskeletal disorders. We generally consign our surgical sets, which contain our implants, disposables, surgical instruments and cases to our sales representatives, and the sets are maintained with the sales representatives or at our hospital customers that purchase the implants and related disposables used in the surgeries. We recognize revenue when the consigned implants and related disposables have been implanted or used, or for sets that are sold directly and not consigned, when title to the goods and risk of loss are transferred to customers with no remaining performance obligations which affect the customer’s final acceptance of the sale.
We completed our first sale of ExcelsiusGPS™ in the fourth quarter of 2017. We generally recognize revenue when control transfers to the customer, which occurs at the time the product is shipped or delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration received as we have to satisfy a future performance obligation to provide maintenance and support.
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
Cost of Goods Sold
While we have increased our in-house implant product manufacturing capacity and assemble the ExcelsiusGPS™ system in-house, we also have products manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs from our in-house manufacturing, costs of products purchased from third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. Beginning in January 2013, our cost of goods sold increased as a result of a medical device excise tax (“MDET”) of up to 2.3% on the sale of certain medical devices in the United States. On December 18, 2015, the MDET was suspended for two years effective January 1, 2016. In January 2018, Congress further extended the moratorium on the medical device excise tax through January 1, 2020.
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
Amortization of Intangibles
We amortize finite lived intangible assets over the period of estimated benefit using the straight-line method and estimated lives ranging from one to seventeen years. Indefinite lived intangible assets are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
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
Revenue Recognition. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. For purposes of disclosing disaggregated revenue, we disaggregate our revenue, into two categories, Musculoskeletal Solutions and Enabling Technologies, based on the timing of revenue recognition. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are the advanced hardware and software systems and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts typically contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.
Excess and Obsolete Inventory. We state inventories at the lower of cost or market. We determine cost on a first-in, first-out basis. The majority of our inventory is finished goods. We periodically evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $10.5 million, $11.5 million and $12.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The need to maintain substantial levels of inventory impacts the risk of carrying excess inventory. Many of our Musculoskeletal Solutions products come in sets which feature components in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our Musculoskeletal Solutions products effectively, we must often maintain and provide surgeons and hospitals with consignment implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may be considered excess inventory since they are not likely to be used. One of our primary business goals is to focus on continual product innovation. Though we believe this provides us with a competitive advantage, it also increases the risk that our products will become excess or obsolete inventory prior to sale or prior to the end of their anticipated useful lives. When we introduce new products or next-generation products, we may be required to take charges for excess and obsolete inventory that have a significant impact on the value of our inventory or on our operating results.
Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. We acquired goodwill in connection with the various acquisitions completed. Goodwill is tested for impairment at a minimum on an annual basis. The fair value is estimated using an income and discounted cash flow approach. We performed our qualitative goodwill and indefinite-lived intangible assets impairment tests in the fourth quarter of 2018 and determined that fair value of our reporting units is substantially in excess of carrying value.
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

Results of Operations
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Sales
The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
United States	$593,878	$529,882	$63,996	12.1%
International	119,091	106,095	12,996	12.2%
Total sales	$712,969	$635,977	$76,992	12.1%
In the United States, the increase in sales of $64.0 million was due primarily to increased spine product sales due to penetration in existing territories, INR product sales, and associated implant and robotic instrument sales.
Internationally, the increase in sales of $13.0 million was due primarily to increased sales in Japan and other existing countries as well as sales of INR product and associated robotic instrument sales. On a constant currency basis, our international sales grew $11.5 million, or by 10.8%, and our worldwide sales increased by 11.9%.
Cost of Goods Sold

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
Cost of goods sold	$159,410	$150,453	$8,957	6.0%
Percentage of sales	22.4%	23.7%
The increase in cost of goods sold was primarily due to higher volumes and was partially offset by a decrease in depreciation of $5.7 million primarily resulting from the change in accounting estimate for the depreciable lives of our instruments and cases.

Research and Development Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
Research and development	$55,496	$43,679	$11,817	27.1%
Percentage of sales	7.8%	6.9%
The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our INR technology group, increased supplies for furthering research activities and developing new innovative products, and an increase of $1.8 million from one-time technology licensing fees.
Selling, General and Administrative Expenses

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
Selling, general and administrative	$311,591	$267,817	$43,774	16.3%
Percentage of sales	43.7%	42.1%
The increase in selling, general and administrative expenses was primarily due to increases of $18.1 million of costs to build the INR technology and orthopedic trauma sales forces, and a $12.6 million increase in the U.S. sales force expenses. Additionally, there were increases in stock based compensation expenses of $5.1 million.
Provision for Litigation

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
Provision for litigation	$5,878	$2,668	$3,210	120.3%
Percentage of sales	0.8%	0.4%
The increase in the provision for litigation was primarily due to the settlement of the L5 litigation, as well as other settlement payments and costs recorded in the period.

For additional information regarding litigation, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 15. Commitments and Contingencies.”
Amortization of Intangibles

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
Amortization of intangibles	$9,588	$7,909	$1,679	21.2%
Percentage of sales	1.3%	1.2%
The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the Nemaris acquisition.

Acquisition Related Costs

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
Acquisition related costs	$1,681	$1,611	$70	4.3%
Percentage of sales	0.2%	0.3%
Acquisition related costs remained consistent for the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Other Income, Net

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
Other income, net	$19,280	$8,088	$11,192	138.4%
Percentage of sales	2.7%	1.3%
The increase in other income, net, is due primarily to the gain on sale of assets of $4.6 million and increases in interest income from marketable securities and the Alphatec Credit Agreement of $6.7 million. For additional information regarding the note receivable with Alphatec Spine Inc., please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 3. Note Receivable.”
Income Tax Provision

	Year Ended		Change
(In thousands, except percentages)	December 31, 2018	December 31, 2017	$	%
Income tax provision	$32,131	$62,580	$(30,449)	(48.7)%
Effective income tax rate	17.0%	36.8%
The change in the effective income tax rate between the current year and prior year periods is primarily driven by the impact of the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) as further described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 13. Income Taxes.” and stock option exercise benefit.
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
Internationally, the increase in sales of $42.3 million was primarily due to incremental sales from the Alphatec International acquisition. On a constant currency basis, our international sales grew $41.1 million, or by 66.9%, due to expansion into new international territories. Our worldwide sales increased 12.8% on a constant currency basis.
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
The decrease in research and development expenses was due primarily to $4.0 million of one-time licensing costs incurred in 2016, which was partially offset by increased investment into INR technology and orthopedic trauma for additional headcount to further research activities and development of new innovative products.
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

The following is a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Year Ended
(In thousands, except percentages)	December 31, 2018	December 31, 2017		December 31, 2016
Net income	$156,474	$107,348		$104,341
Interest income, net	(13,278)	(6,608)		(3,057)
Provision for income taxes	32,131	62,580		52,938
Depreciation and amortization	41,630	42,067	*	38,771
EBITDA	216,957	205,387		192,993
Stock-based compensation expense	21,899	14,686		11,382
Provision for litigation	5,878	2,668		3,156
Acquisition related costs/licensing	4,488	3,391		6,931
Net gain from sale of assets	(3,593)	—		—
Prior period adjustment, excluding depreciation	—	—		(3,697)
Adjusted EBITDA	$245,629	$226,132		$210,765

Net income as a percentage of sales	21.9%	16.9%		18.5%
Adjusted EBITDA as a percentage of sales	34.5%	35.6%		37.4%
______________

*	Included in this amount for the year ended December 31, 2016 is $5.5 million related to depreciation amounts recognized in the current year related to the prior period adjustment.
For additional information regarding the prior period adjustment, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (b) Basis of Presentation.”
In addition, for the year ended December 31, 2018 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, prior period adjustment and the tax effects of all of the foregoing adjustments. The tax effect adjustment represents the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used. At December 31, 2017, we calculated the tax effect of adjusting items utilizing our effective tax rate prior to the one-time Tax Reform Act adjustment. The effective tax rate applied was 30.3%.
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

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Year Ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net income	$156,474	$107,348	$104,341
Provision for litigation	5,878	2,668	3,156
Amortization of intangibles	9,588	7,909	3,478
Acquisition related costs/licensing	4,488	3,391	6,931
Net gain from sale of assets	(3,593)	—	—
Prior period adjustment	—	—	1,765
Tax reform impact	—	11,014	—
Tax effect of adjusting items	(3,437)	(4,239)	(5,166)
Non-GAAP net income	$169,398	$128,091	$114,505
The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Year Ended
(Per share amounts)	December 31, 2018	December 31, 2017	December 31, 2016
Diluted earnings per share, as reported	$1.54	$1.10	$1.08
Provision for litigation	0.06	0.03	0.03
Amortization of intangibles	0.09	0.08	0.04
Acquisition related costs/licensing	0.05	0.03	0.07
Net gain from sale of assets	(0.04)	—	—
Prior period adjustment	—	—	0.02
Tax reform impact	—	0.11	—
Tax effect of adjusting items	(0.03)	(0.04)	(0.05)
Non-GAAP diluted earnings per share	$1.67	$1.31	$1.19
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

	Year Ended
(Per share amounts)	December 31, 2018	December 31, 2017	December 31, 2016
Net cash provided by operating activities	$181,643	$159,058	$147,823
Purchases of property and equipment	(59,697)	(51,303)	(40,909)
Free cash flow	$121,946	$107,755	$106,914

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

	Year Ended		Reported Sales Growth	Currency Impact on 2018 Sales	Constant Currency Sales Growth
(In thousands, except percentages)	December 31, 2018	December 31, 2017
United States	$593,878	$529,882	12.1%	—	12.1%
International	119,091	106,095	12.2%	$(1,494)	10.8%
Total sales	$712,969	$635,977	12.1%	$(1,494)	11.9%

	Year Ended		Reported Sales Growth	Currency Impact on 2017 Sales	Constant Currency Sales Growth
(In thousands, except percentages)	December 31, 2017	December 31, 2016
United States	$529,882	$500,226	5.9%	—	5.9%
International	106,095	63,768	66.4%	$346	66.9%
Total sales	$635,977	$563,994	12.8%	$346	12.8%
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
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2018 - 2017 Change	2017 - 2016 Change
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016	$	$
Net cash provided by operating activities	$181,643	$159,058	$147,823	$22,585	$11,235
Net cash used in investing activities	(193,027)	(111,277)	(162,738)	(81,750)	51,461
Net cash provided by financing activities	$32,570	$1,626	$470	$30,944	$1,156
Effect of foreign exchange rate changes on cash	(256)	1,979	(1,894)	(2,235)	3,873
Increase/(decrease) in cash, cash equivalents, and restricted cash	$20,930	$51,386	$(16,339)	$(30,456)	$67,725

Our cash, cash equivalents, and marketable securities at December 31, 2018 and 2017 were $602.8 million and $429.8 million, respectively. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities, whereby our principal source of liquidity is operating cash flows. Excess operating cash is primarily used to fund acquisitions to advance the strategic growth of the Company, as well as continue our cash management program to generate returns on our cash and cash equivalents through investing in marketable securities, which include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations and asset-backed securities. Our overall cash position reflects our strong business results and a cash management strategy that takes into account liquidity, economic factors and tax considerations. We believe our future operating cash flows will be sufficient to meet our future operating cash needs. See “Liquidity and Capital Resources” below for further discussion of cash flow results.
Cash Provided by Operating Activities
The increase in net cash provided by operating activities for the year ended December 31, 2018 was due primarily to increased operational cash flows in 2018 related to timing of spending and cash receipts.
The decrease in net cash provided by operating activities for the year ended December 31, 2017 was due primarily to the timing of collection and billing of trade accounts receivable, which was partially offset by an increase in depreciation and amortization expense.
Cash Used in Investing Activities
The increase in net cash used in investing activities for the year ended December 31, 2018 was due primarily to higher investment in marketable securities and increased purchases of property and equipment, which was partially offset by the cash received from collection of the note receivable.
The increase in net cash used in investing activities for the year ended December 31, 2017 was due primarily to higher investment in marketable securities and increased purchases of property and equipment, which was partially offset by the decrease in cash used for the acquisition of businesses.
Cash Provided by Financing Activities
The increase in cash provided by financing activities for the year ended December 31, 2018 was due primarily to higher proceeds from exercises of stock options, which was partially offset by payments for business acquisition liabilities.
The increase in cash provided by financing activities for the year ended December 31, 2017 was due primarily to proceeds from exercises of stock options, which was partially offset by payments for business acquisition liabilities.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	December 31, 2018	December 31, 2017
Cash, cash equivalents, and restricted cash	$139,747	$118,817
Short-term marketable securities	199,937	254,890
Long-term marketable securities	263,117	56,133
Total cash, cash equivalents, restricted cash, and marketable securities	$602,801	$429,840

During the year ended December 31, 2018, our total cash, cash equivalents, restricted cash, and marketable securities increased $173.0 million, primarily as a result of our cash provided by operating activities and increased investment in marketable securities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, U.S. treasuries, securities of government, federal agency, and other sovereign obligations and asset-backed securities, and are classified as available-for-sale as of December 31, 2018.
During the fourth quarter of 2017, the Company identified and recorded an adjustment to its December 31, 2016 consolidated balance sheet to correct the presentation of $65.8 million of its Variable Rate Demand Notes (“VRDNs”) as short-term marketable securities instead of cash and cash equivalents (see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies.”)
On June 13, 2017, we acquired the international operations and distribution channel of KB Medical SA for $31.5 million in cash, subject to certain closing adjustments (see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Acquisitions.”)
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2019. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2018, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.
In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2018. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2018. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$2,794	$1,581	$1,098	$115	$—
Purchase obligations(1)	9,973	2,158	2,515	2,500	2,800
Total(2)	$12,767	$3,739	$3,613	$2,615	$2,800
______________

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts as well as costs related to service agreements.

(2)
In connection with certain acquisitions completed in 2011 through 2018, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $24.1 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Related-Party Transactions
We do not have any related-party transactions.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets. We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable debt securities. Except for the foreign exchange risk described below, we believe there has been no material quantitative changes in our market risk exposure between December 31, 2018 and December 31, 2017.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities portfolio. At December 31, 2018, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.

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
We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2018, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.
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

Item 8. Financial Statements and Supplementary Data
GLOBUS MEDICAL, INC.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the years ended December 31, 2018 and 2017, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 21, 2019
We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Globus Medical, Inc.

We have audited the consolidated balance sheet of Globus Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 (not presented herein), and the related accompanying consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globus Medical, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 16, 2017

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$139,747	$118,817
Short-term marketable securities	199,937	254,890
Accounts receivable, net of allowances of $4,226 and $3,963, respectively	137,067	116,676
Inventories	131,254	108,409
Prepaid expenses and other current assets	15,387	11,166
Current portion of note receivable	—	1,667
Income taxes receivable	7,289	8,717
Total current assets	630,681	620,342
Property and equipment, net of accumulated depreciation of $216,809 and $191,760, respectively	171,873	143,167
Long-term marketable securities	263,117	56,133
Note receivable	—	28,333
Intangible assets, net	87,323	78,659
Goodwill	123,734	123,890
Other assets	10,364	7,947
Deferred income taxes	13,578	20,031
Total assets	$1,300,670	$1,078,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,895	$25,039
Accrued expenses	59,878	52,594
Income taxes payable	917	3,274
Business acquisition liabilities	6,830	11,411
Deferred revenue	2,598	755
Total current liabilities	96,118	93,073
Business acquisition liabilities, net of current portion	3,288	4,508
Deferred income taxes	8,114	10,669
Other liabilities	7,634	2,474
Total liabilities	115,154	110,724
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 76,143 and 72,780 shares at December 31, 2018 and 2017, respectively	76	73
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 22,430 and 23,878 shares at December 31, 2018 and 2017, respectively	22	24
Additional paid-in capital	299,869	238,341
Accumulated other comprehensive loss	(7,172)	(6,907)
Retained earnings	892,721	736,247
Total equity	1,185,516	967,778
Total liabilities and equity	$1,300,670	$1,078,502
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share amounts)	December 31, 2018	December 31, 2017	December 31, 2016
Sales	$712,969	$635,977	$563,994
Cost of goods sold	159,410	150,453	134,705
Gross profit	553,559	485,524	429,289

Operating expenses:
Research and development	55,496	43,679	44,532
Selling, general and administrative	311,591	267,817	222,156
Provision for litigation	5,878	2,668	3,156
Amortization of intangibles	9,588	7,909	3,478
Acquisition related costs	1,681	1,611	1,826
Total operating expenses	384,234	323,684	275,148

Operating income	169,325	161,840	154,141

Other income, net:
Interest income/(expense), net	13,278	6,608	3,057
Foreign currency transaction gain/(loss)	360	909	(482)
Other income/(loss)	5,642	571	563
Total other income/(expense), net	19,280	8,088	3,138

Income before income taxes	188,605	169,928	157,279
Income tax provision	32,131	62,580	52,938

Net income	$156,474	$107,348	$104,341

Earnings per share:
Basic	$1.60	$1.12	$1.09
Diluted	$1.54	$1.10	$1.08
Weighted average shares outstanding:
Basic	97,884	96,243	95,647
Dilutive stock options	3,432	1,644	785
Diluted	101,316	97,887	96,432

Anti-dilutive stock options excluded from weighted average calculation	2,451	2,873	5,481
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net income	$156,474	$107,348	$104,341
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	145	(146)	(48)
Foreign currency translation gain/(loss)	(410)	1,881	(6,636)
Total other comprehensive income/(loss)	(265)	1,735	(6,684)
Comprehensive income	$156,209	$109,083	$97,657
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
(In thousands)	Shares	$	Shares	$				Total
Balance at December 31, 2015	71,442	$71	23,878	$24	$192,629	$(1,958)	$524,558	715,324
Stock-based compensation	—	—	—	—	11,652	—	—	11,652
Exercise of stock options	610	1	—	—	5,873	—	—	5,874
Tax benefit related to nonqualified stock options exercised	—	—	—	—	1,571	—	—	1,571
Comprehensive income	—	—	—	—	—	(6,684)	104,341	97,657
Balance at December 31, 2016	72,052	$72	23,878	$24	$211,725	$(8,642)	$628,899	$832,078
Stock-based compensation	—	—	—	—	14,882	—	—	14,882
Exercise of stock options	728	1	—	—	11,734	—	—	11,735
Comprehensive income	—	—	—	—	—	1,735	107,348	109,083
Balance at December 31, 2017	72,780	$73	23,878	$24	$238,341	$(6,907)	$736,247	$967,778
Conversion to Class A	1,447	1	(1,447)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	22,219	—	—	22,219
Exercise of stock options	1,917	2	—	—	39,309	—	—	39,311
Comprehensive income	—	—	—	—	—	(265)	156,474	156,209
Balance at December 31, 2018	76,144	$76	22,431	$22	$299,869	$(7,172)	$892,721	$1,185,516
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$156,474	$107,348	$104,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,630	42,067	38,771
Amortization of premium on marketable securities	1,677	2,671	4,068
Write-down for excess and obsolete inventories	10,475	11,519	12,836
Stock-based compensation expense	21,899	14,686	11,382
Allowance for doubtful accounts	957	1,718	685
Change in fair value of business acquisition liabilities	985	1,240	2,866
Non-cash settlement of accrued expenses	—	—	(4,632)
Impairment of intangible assets	—	516	3,472
Change in deferred income taxes	971	8,292	(3,810)
(Gain)/loss on disposal of assets, net	(3,557)	—	—
(Increase)/decrease in:
Accounts receivable	(21,789)	(24,955)	(4,668)
Inventories	(31,382)	(5,277)	(10,503)
Prepaid expenses and other assets	(7,496)	(4,774)	4,568
Increase/(decrease) in:
Accounts payable	(3,008)	9,843	(23)
Accrued expenses and other liabilities	14,728	(2,064)	(18,164)
Income taxes payable/receivable	(921)	(3,772)	6,634
Net cash provided by operating activities	181,643	159,058	147,823

Cash flows from investing activities:
Purchases of marketable securities	(537,942)	(392,895)	(350,448)
Maturities of marketable securities	278,049	240,353	281,885
Sales of marketable securities	106,388	122,512	52,802
Purchases of property and equipment	(59,697)	(51,303)	(40,909)
Collections/(issuance) of note receivable	30,000	—	(30,000)
Proceeds from sale of assets	5,000	—	—
Acquisition of businesses, net of cash acquired, and purchases of intangible and other assets	(14,825)	(29,944)	(76,068)
Net cash used in investing activities	(193,027)	(111,277)	(162,738)

Cash flows from financing activities:
Payment of business acquisition liabilities	(6,739)	(10,109)	(5,404)
Proceeds from exercise of stock options	39,309	11,735	5,874
Net cash provided by financing activities	32,570	1,626	470

Effect of foreign exchange rate on cash	(256)	1,979	(1,894)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	20,930	51,386	(16,339)
Cash, cash equivalents, and restricted cash at beginning of period	118,817	67,431	83,770
Cash, cash equivalents, and restricted cash at end of period	$139,747	$118,817	$67,431

Supplemental disclosures of cash flow information:
Interest paid	6	3	35
Income taxes paid	$30,552	$59,111	$50,087
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company that develops and commercializes healthcare solutions in a mission to improve the quality of life of patients with musculoskeletal disorders. We are primarily focused on implants that promote healing in patients with musculoskeletal disorders, including the use of a robotic guidance and navigation system and products to treat patients who have experienced orthopedic traumas.

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and address new treatment options. With over 190 products launched, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2017, the Company identified and recorded an adjustment to its December 31, 2016 consolidated balance sheet to correct the presentation of $65.8 million of its Variable Rate Demand Notes (“VRDNs”) as short-term marketable securities instead of cash and cash equivalents.  Accordingly, the statement of cash flows for the year ended December 31, 2016 has been adjusted to appropriately increase purchases of marketable securities by $63.3 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $63.3 million.  The statement of cash flows for the year ended December 31, 2015 has been adjusted to appropriately increase purchases of marketable securities by $2.5 million, resulting in an increase in net cash used in investing activities and a decrease to cash and cash equivalents, end of period of $2.5 million.  As of December 31, 2016, this adjustment also resulted in the addition of VRDNs to the table in Note 5, Marketable Securities and an adjustment to appropriately present VRDNs in the table in Note 6, Fair Value Measurements within Municipal bonds instead of cash equivalents. The Company does not own VRDNs as of December 31, 2018 and December 31, 2017.
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
During fourth quarter of 2017, we completed a review of the estimated useful life of our Instruments and Modules and cases. Based on historical useful life information, forecasted product life cycles and demand expectations, the useful life of Instruments and Modules and cases were extended from three to five years. This was accounted for as a change in accounting estimate and was made on a prospective basis effective October 1, 2017. For the three months ended December 31, 2018, depreciation expense was lower by approximately $1.3 million than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the three months ended December 31, 2018 was $0.01 per share. For the year ended December 31, 2018, depreciation expense was lower by approximately $5.7 million than it would have been had the useful life of these assets not been extended, with a diluted earnings per share impact of $0.05 per share.

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
(f) Cash, Cash Equivalents, and Restricted Cash
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$139,647	$118,817	$66,954	$57,651
Restricted cash	100	—	477	26,119
Total cash, cash equivalents, and restricted cash as presented in the consolidated statement of cash flows	$139,747	$118,817	$67,431	$83,770
(g) Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, are primarily marketable securities and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising our customer base. We perform ongoing credit evaluations of our customers and generally do not require collateral.
There was no customer that accounted for 10% or more of sales for the years ended December 31, 2018, 2017, and 2016, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(h) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations, and asset-backed securities, and are classified as available-for-sale as of December 31, 2018 and 2017. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.
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
(i) Inventories
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
Purchases of property and equipment included in accounts payable and accrued expenses were $10.1 million, $6.5 million, and $5.2 million during the twelve months ended December 31, 2018, 2017, and 2016, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(k) Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2018, 2017 and 2016, we did not record any impairment charges related to goodwill.
Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. During 2017, we recorded an impairment charge of $0.5 million related to one of our developed technologies related to one of our systems as a component of selling, general and administrative expense. There were no impairments of finite-lived intangible assets during the years ended December 31, 2018 and 2016.
IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. During 2016, we recorded an impairment charge of $3.5 million related to one of our IPR&D projects as a component of acquisition related costs. There were no impairments of IPR&D during the years ended December 31, 2018 or 2017.
(m) Impairment of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2018, 2017 and 2016, we did not record any impairment charges related to long-lived assets.
(l) Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

items that are immaterial in the context of the contract are recognized as expense. For purposes of disclosing disaggregated revenue, we disaggregate our revenue, into two categories, Musculoskeletal Solutions and Enabling Technologies, based on the timing of revenue recognition. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are the advanced hardware and software systems and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts typically contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.
Nature of Products and Services
A significant portion of our Musculoskeletal Solutions product revenue is generated from consigned inventory maintained at hospitals or with sales representatives. Revenue from the sale of consigned Musculoskeletal products is recognized when we transfer control, which occurs at the time the product is used or implanted. For all other Musculoskeletal Solutions product transactions, we recognize revenue when we transfer title to the goods, provided there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We use an observable price to determine the stand-alone selling price for the identified performance obligation.
Revenue from the sale of Enabling Technologies products is generally recognized when title transfers to the customer which occurs at the time the product is shipped or delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration received as we have to satisfy a future performance obligation to provide maintenance and support. We use an observable price to determine the stand-alone selling price for each separate performance obligation.

Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.
Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three months and year ended December 31, 2018, there was an immaterial amount of revenue recognized from previously deferred revenue.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregation of Revenue
The following table represents total sales by revenue stream:

	Three Months Ended		Twelve Months Ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Musculoskeletal Solutions products	$181,638	$165,114	$666,040	$625,057
Enabling Technologies products	14,300	10,920	46,929	10,920
Total sales	$195,938	$176,034	$712,969	$635,977
(m) Cost of Goods Sold
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
(o) Other Income
In June 2018, we sold assets for $5.0 million, which resulted in a gain on sale of assets of $4.6 million.
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
(r) Fair Value of Financial Instruments
As of December 31, 2018, the carrying values of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short and long-term nature. We classify our financial assets and liabilities that are measured at fair value into one of the three categories based upon inputs used to determine fair value. See “Note 6. Fair Value Measurements” below for more details regarding inputs and classifications.
(s) Advertising Expense
We expense advertising costs as they are incurred. Advertising expense was $1.9 million, $1.5 million and $0.9 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
(t) Legal Costs
We are involved in a number of proceedings, legal actions, and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. We expense legal costs related to loss contingencies as incurred.
(u) Acquisition Related Costs
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
(v) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) imposed a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. We have historically accounted for the MDET as a component of our cost of goods sold.
The Consolidated Appropriations Act of 2016, which was signed into law in December 2015, included a two-year suspension on the medical device excise tax, effective January 1, 2016. In January 2018, Congress further extended the moratorium on the medical device excise tax through January 1, 2020.
(w) Recently Issued Accounting Pronouncements
In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and permits modified retrospective method or cumulative-effect adjustment method. We have elected to apply the cumulative-effect adjustment transition method and will record the adjustment to the opening balance of retained earnings in the period of adoption.  Adoption of the standard will not have a material impact on our financial position, results of operations, and disclosures.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2018, the FASB released ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Prior to ASU 2018-02, GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Adoption of the standard will not have a material impact on our financial position, results of operations and disclosures.
In June 2018, the FASB released ASU 2018-07, Compensation—Stock Compensation (Topic 718), (“ASU 2018-07”), which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This update is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Adoption of the standard will not have a material impact on our financial position, results of operations, and disclosures.
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
(x) Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance in former Topic 605, Revenue Recognition, and most other existing revenue guidance in US GAAP. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. We adopted the standard on January 1, 2018, using the modified retrospective method. We implemented internal controls to enable the preparation of financial information upon adoption. The adoption of this standard does not have a material impact on our financial position and results of operations. See “Note 1. Background and Summary of Significant Accounting Policies; (l) Revenue Recognition” above for more detail regarding our disclosures.

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

NOTE 2. BUSINESS COMBINATIONS
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
As of December 31, 2018, the maximum aggregate undiscounted amount of contingent consideration potentially payable related to the KB Medical Acquisition is $5.1 million.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. NOTE RECEIVABLE
On September 1, 2016, in connection with the Alphatec Acquisition, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Alphatec and Alphatec Spine, Inc. (“Alphatec Spine” and together with Alphatec, the “Alphatec Borrowers”), pursuant to which we made available to the Alphatec Borrowers a senior secured term loan facility in an amount not to exceed $30.0 million. The term loan interest rate for the first two years following the Closing Date was priced at the London Interbank Offered Rate (“LIBOR”) plus 8.0%, subject to a 9.5% floor. The term loan interest rate thereafter was LIBOR plus 13.0%. On the Closing Date, we made an initial loan of $25.0 million and the Alphatec Borrowers issued a note for such amount to us. On December 20, 2016, the remaining $5.0 million was drawn by the Alphatec Borrowers and added to the note. On November 7, 2018, the Alphatec Borrowers repaid all of the then outstanding principal and interest under the Credit Agreement in a total amount of $29.3 million.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
A summary of intangible assets is presented below:

		December 31, 2018
(In thousands)	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$19,813	$—	$19,813
Supplier network	10.0	4,000	(1,667)	$2,333
Customer relationships & other intangibles	6.7	42,413	(17,746)	$24,667
Developed technology	8.6	37,547	(3,498)	$34,049
Patents	16.5	7,764	(1,303)	$6,461
Total intangible assets		$111,537	$(24,214)	$87,323
On September 5, 2018, we acquired Nemaris, Inc. (“Nemaris”), a privately held company that markets and develops Surgimap® , a surgical planning software platform (“Nemaris Acquisition”).  The assets of the Nemaris Acquisition consist primarily of developed technology.  We determined that substantially all the fair value of the gross assets on the date of acquisition is captured in the developed technology and as a result, the Nemaris acquisition was accounted for as an asset purchase.  We allocated the consideration paid of $15.2 million on a pro rata basis to the assets acquired on their respective fair values.  The useful lives of the developed technology is seven years and will be amortized on a straight-line basis. In addition to the cash paid at closing, there is a potential $10.0 million contingent consideration payment based on product development milestones.

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
A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2016	$105,926
Additions and adjustments	17,907
Foreign exchange	57
December 31, 2017	123,890
Additions and adjustments	—
Foreign exchange	(156)
December 31, 2018	$123,734
For intangible assets subject to amortization as of December 31, 2018, the following is the expected future amortization:

(In thousands)	Annual Amortization
Year ending December 31:
2019	$11,505
2020	10,871
2021	10,635
2022	10,082
2023	8,514
Thereafter	15,903
Total	$67,510

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities is as follows:

		December 31, 2018
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$14,923	$—	$(25)	$14,898
Corporate debt securities	Less than 1	118,823	—	(185)	118,638
Commercial paper	Less than 1	50,202	3	(11)	50,194
Government, federal agency, and other sovereign obligations	Less than 1	4,497	—	(1)	4,496
Asset-backed securities	Less than 1	11,765	—	(54)	11,711
Total short-term marketable securities		$200,210	$3	$(276)	$199,937

Long-term:
Municipal bonds	1-2	$2,676	$—	$(4)	$2,672
Corporate debt securities	1-3	127,676	196	(295)	127,577
Asset backed securities	1-3	128,297	262	(89)	128,470
Government, federal agency, and other sovereign obligations	1-3	4,411	—	(13)	4,398
Total long-term marketable securities		$263,060	$458	$(401)	$263,117

		December 31, 2017
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$124,817	$1	$(141)	$124,677
Corporate debt securities	Less than 1	64,599	5	(68)	64,536
Commercial paper	Less than 1	55,768	—	(27)	55,741
U.S. government and agency securities	Less than 1	9,960	—	(24)	9,936
Total short-term marketable securities		$255,144	$6	$(260)	$254,890

Long-term:
Municipal bonds	1-2	$15,285	$—	$(48)	$15,237
Corporate debt securities	1-2	17,155	3	(39)	17,119
Asset backed securities	1-2	23,841	—	(64)	23,777
Total long-term marketable securities		$56,281	$3	$(151)	$56,133

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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	December 31, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,040	$259	$47,781	$—
Municipal bonds	17,570	—	17,570	—
Corporate debt securities	246,215	—	246,215	—
Commercial paper	50,194	—	50,194	—
Asset-backed securities	140,181	—	140,181	—
Government, federal agency, and other sovereign obligations	8,894	—	8,894	—

Liabilities
Contingent consideration	10,118	—	—	10,118

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance at
(In thousands)	December 31, 2017	Level 1	Level 2	Level 3
Assets
Cash equivalents	$31,549	$5,927	$25,622	$—
Municipal bonds	139,914	—	139,914	—
Corporate debt securities	81,655	—	81,655	—
Commercial paper	55,741	—	55,741	—
Asset-backed securities	23,777	—	23,777	—
U.S. government and agency securities	9,936	—	9,936	—

Liabilities
Contingent consideration	15,919	—	—	15,919
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2017:

	Fair Value at
(In thousands)	December 31, 2018	Valuation technique	Unobservable input	Range
			Discount rate	8.5%
Revenue-based payments	$5,289	Discounted cash flow	Probability of payment	75%	-	100%
			Projected year of payment	2019	-	2029

			Discount rate	4.4%
Milestone-based payments	$4,829	Discounted cash flow	Probability of payment	100%
			Projected year of payment	2019
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Year Ended
(In thousands)	December 31, 2018	December 31, 2017
Beginning balance	$15,919	$19,849
Purchase price contingent consideration	—	4,871
Contingent payments	(6,738)	(10,109)
Non-cash settlement of certain contingent consideration	—	—
Changes resulting from foreign currency fluctuations	(48)	68
Changes in fair value of contingent consideration	985	1,240
Ending balance	$10,118	$15,919

NOTE 7. INVENTORIES

(In thousands)	December 31, 2018	December 31, 2017
Raw materials	$20,740	$19,984
Work in process	13,179	10,012
Finished goods	97,335	78,413
Total	$131,254	$108,409

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. PROPERTY AND EQUIPMENT

(In thousands)	Useful Life	December 31, 2018	December 31, 2017
Land	—	$8,298	$8,314
Buildings and improvements	30	27,267	24,974
Equipment	5-7	84,150	65,035
Instruments*	5	219,451	189,974
Modules and cases*	5	34,183	27,346
Other property and equipment	3-5	15,333	19,284
		388,682	334,927
Less: accumulated depreciation		(216,809)	(191,760)
Total		$171,873	$143,167
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
Depreciation expense related to property and equipment was as follows:

	Year Ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Depreciation	$32,042	$34,158	$35,293
Included in the 2016 amount is $5.5 million related to the impact from prior periods and $2.1 million related to the 2016 activity as a result of the prior period adjustment. For additional information regarding the prior period adjustment, please see “Note 1. Background and Summary of Significant Accounting Policies; (b) Basis of Presentation” above.

NOTE 9. ACCRUED EXPENSES

(In thousands)	December 31, 2018	December 31, 2017
Compensation and other employee-related costs	$32,465	$29,006
Legal and other settlements and expenses	6,684	1,177
Accrued non-income taxes	3,593	6,325
Royalties	2,500	2,139
Other	14,636	13,947
Total accrued expenses	$59,878	$52,594

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT
Line of Credit
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2019. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2018, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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
Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
December 31, 2018	76,143,257	22,430,097	—	98,573,354
December 31, 2017	72,780,325	23,877,556	—	96,657,881

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the changes in each component of accumulated other comprehensive income (loss), including current period other comprehensive loss and reclassifications out of accumulated other comprehensive income (loss):

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2016	$(167)	$(8,475)	$(8,642)
Other comprehensive loss before reclassifications	(143)	1,881	1,738
Amounts reclassified from accumulated other comprehensive loss, net of tax	(3)	—	(3)
Other comprehensive loss, net of tax	(146)	1,881	1,735
Accumulated other comprehensive loss, net of tax, at December 31, 2017	(313)	(6,594)	(6,907)
Other comprehensive (loss)/income before reclassifications	160	(410)	(250)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(15)	—	(15)
Other comprehensive (loss)/income, net of tax	145	(410)	(265)
Accumulated other comprehensive loss, net of tax, at December 31, 2018	(168)	(7,004)	(7,172)
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, pursuant to the 2012 Plan, there were 14,889,882 shares of Class A Common stock reserved and 3,027,462 shares of Class A Common stock available for future grants.
The weighted average grant date per share fair values of the options awarded to employees were as follows:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Weighted average grant date per share fair value	$14.90	$9.12	$7.62
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
Risk-free interest rate	2.30%	-	3.09%	1.74%	-	2.20%	1.03%	-	2.01%
Expected term (years)	5.8	-	7.5	5.8	-	6.4	5.8	-	6.5
Expected volatility	23.0%	-	28.0%	26.0%	-	29.0%	28.0%	-	29.0%
Expected dividend yield	—%			—%			—%
Stock option activity during the year ended December 31, 2018 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2018	9,041	$23.40
Granted	3,167	47.78
Exercised	(1,917)	20.48
Forfeited	(623)	31.42
Outstanding at December 31, 2018	9,668	$31.45	7.5	$128,067
Exercisable at December 31, 2018	4,308	22.87	6.1	87,972
Expected to vest at December 31, 2018	5,360	$38.34	8.6	$40,094
We use the Black Scholes pricing model to determine the fair value of our stock options (see “Note 1. Background and Summary of Significant Accounting Policies, (q) Stock-Based Compensation” above).

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Intrinsic value of stock options exercised	$59,345	$12,217	$8,824

Stock-based compensation expense	$21,899	$14,686	$11,382
Net stock-based compensation capitalized into inventory	320	196	270
Total stock-based compensation cost	$22,219	$14,882	$11,652
As of December 31, 2018, there was $52.9 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.

NOTE 13. INCOME TAXES
The components of income before income taxes are as follows:

		Year ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Domestic	$180,701	$155,051	$154,377
Foreign	7,904	14,877	2,902
Total	$188,605	$169,928	$157,279
The components of the provision for income taxes are as follows:

		Year ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Current:
Federal	$23,774	$46,728	$51,785
State	4,662	5,009	4,533
Foreign	2,724	2,638	748
	31,160	54,375	57,066
Deferred:
Federal	4,155	10,553	(4,527)
State	(587)	(1,123)	204
Foreign	(2,597)	(1,225)	195
	971	8,205	(4,128)
Total	$32,131	$62,580	$52,938

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Statutory U.S. federal tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	1.9	2.2
Foreign taxes	1.7	1.0	0.4
Domestic production activities deduction	(0.7)	(2.3)	(2.7)
Tax credits	(1.6)	(3.8)	(1.3)
Stock compensation windfall	(5.2)	(1.4)	—
Nondeductible expenses	(0.6)	0.1	0.1
Other	0.1	(0.2)	—
Tax reform impact	—	6.5	—
Effective tax rate	17.0%	36.8%	33.7%
Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

(In thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Inventory reserve	$25,398	$23,087
Accruals, reserves, and other currently not deductible	10,377	7,812
Stock-based compensation	10,959	9,109
Net operating loss carryforwards	3,852	1,924
Total deferred tax assets	50,586	41,932
Valuation allowance	(2,683)	(1,821)
Total deferred tax assets, net of valuation allowance	47,903	40,111
Deferred tax liabilities:
Depreciation and amortization	(42,439)	(30,749)
Total deferred tax liabilities	(42,439)	(30,749)
Net deferred tax assets	$5,464	$9,362
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize a portion of the benefits of these deductible differences at December 31, 2018 and 2017. The Company has established valuation allowances of $2.7 million and $1.8 million at December 31, 2018 and 2017, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets and primarily comprised of tax loss carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2018 is primarily driven by current year foreign tax losses that are not expected to be realized. The amount of the deferred tax asset considered

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of December 31, 2018 and 2017, we have NOL carryforwards of $3.9 million and $1.9 million, respectively, which, if unused, will expire in years 2020 through 2037.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Year ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Unrecognized tax benefits at the beginning of the year	$2,601	$1,862	$1,575
Additions related to current year tax positions	—	—	—
Additions related to prior year tax positions	2,176	739	287
Reductions related to prior year tax positions	—	—	—
Unrecognized tax benefits at the end of the year	$4,777	$2,601	$1,862
The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$4,084	$2,076	$1,542
The Company intends to indefinitely reinvest its foreign earnings abroad to ensure sufficient working capital for further expansion of its existing operations outside the United States, therefore the Company has not recorded income taxes on the undistributed earnings of its foreign subsidiaries. The undistributed earnings of our foreign subsidiaries as of December 31, 2018 are immaterial. In the event we are required to repatriate funds from outside of the United States, such repatriation may be subject to local laws, customs, and tax consequences.

Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was nominal for the years ended December 31, 2018, 2017 and 2016. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2013 as of December 31, 2018.
On December 22, 2017, the Tax Reform Act was enacted. The Tax Reform Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, repeals the deduction for domestic production activities, implements a territorial tax system and imposes a repatriation tax on earnings of foreign subsidiaries, among other things.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized the income tax effects of the Tax Reform Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Reform Act was signed into law. As such, the Company has recorded a net tax charge of $10.3 million related to the re-measurement of its deferred tax assets as well as a current tax charge of $0.7 million related to the deemed repatriation of its foreign earnings for the three months and year ended December 31, 2017.
December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Act currently available which resulted in an immaterial change to provisional amounts previously recorded in its December 31, 2017 financial statements.

NOTE 14. LEASES
The Company leases certain equipment and facilities under operating leases. As of December 31, 2018, minimum future rental payments under operating leases for each of the next five years are as follows:

(In thousands)
Year ending December 31:
2019	$1,581
2020	863
2021	235
2022	78
2023	37
Total	$2,794
Rent expense related to all operating leases recognized as a component of selling, general and administrative expenses was as follows:

		Year ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Rent expense	$2,950	$2,123	$1,500

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L5 brought counterclaims against us alleging tortious interference, unfair competition and conspiracy. The injunction phase was resolved in September 2010 and the remaining claims were fully resolved through settlement by the parties on February 6, 2019.

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
Company contributions to these retirement plans were as follows:

	Year ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
401(k) and other retirement plan contributions	$4,682	$3,597	$2,772

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
The following table represents total sales by geographic area, based on the location of the customer:

	Year Ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
United States	$593,878	$529,882	$500,226
International	119,091	106,095	63,768
Total sales	$712,969	$635,977	$563,994

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. QUARTERLY FINANCIAL DATA (unaudited)

	(unaudited)
(In thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Sales	$174,411	$173,384	$169,236	$195,938
Gross profit	136,441	135,747	131,387	149,984
Net income	39,538	44,977	35,208	36,751
Net earnings per common share - basic	0.41	0.46	0.36	0.37
Net earnings per common share - diluted	0.39	0.44	0.35	0.36

	(unaudited)
(In thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Sales	$155,809	$152,390	$151,744	$176,034
Gross profit	120,209	115,191	114,946	135,178
Net income	28,714	28,667	25,591	24,376
Net earnings per common share - basic	0.30	0.30	0.27	0.25
Net earnings per common share - diluted	0.30	0.29	0.26	0.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Management evaluated the internal control over financial reporting of Globus as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).
Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in its report that is included in Item 8 of this Form 10-K.
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

Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2019 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.

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
The other information required by this Item 10 will be set forth in the Company's proxy statement for its 2019 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Company's proxy statement for its 2019 annual meeting of stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth in the Company's proxy statement for its 2019 annual meeting of stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Company's proxy statement for its 2019 annual meeting of stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Company's proxy statement for its 2019 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
(a) (2) Financial Statement Schedules
SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts:

(In thousands)	Beginning of period	Charged to expenses	Write-offs	End of period
Year ended December 31, 2016	$2,513	$865	$(607)	$2,771
Year ended December 31, 2017	2,771	1,718	(526)	3,963
Year ended December 31, 2018	$3,963	$960	$(697)	$4,226
Deferred tax valuation allowance:

		Additions			Deductions
(In thousands)	Beginning of period	Charged to expenses	Charged to other accounts		Other deductions		End of period
Year ended December 31, 2016	$43	$42	$—		$(2)	(b)	$83
Year ended December 31, 2017	83	511	1,227	(a)	—		1,821
Year ended December 31, 2018	$1,821	$924	$—		$(62)	(b)	$2,683
(a) Reflects primarily the impact of acquisitions.
(b) Reflects primarily the effects of currency fluctuations.

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item

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

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.10	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.11	Executive Employment Agreement, dated June 26, 2014, by and between Globus Medical, Inc. and Anthony L. Williams (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 5, 2015).
10.12
Employment Agreement, dated September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2015).

10.13	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).
10.14
Credit Agreement, dated May 3, 2016, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 27, 2016).

10.15
First Amendment to Credit Agreement, dated June 7, 2017, by and between Globus Medical, Inc. and Globus Medical North America, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 3, 2017).

10.16
Second Amendment to Credit Agreement, dated June 1, 2018, by and between Globus Medical, Inc., Globus Medical North America, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 2, 2018)

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

GLOBUS MEDICAL, INC.

Dated:	February 21, 2019	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 21, 2019	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Executive Vice President
Chief Financial Officer
Chief Commercial Officer
(Principal Financial Officer)

Dated:	February 21, 2019	/s/ STEVEN M. PAYNE

Steven M. Payne
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David M. Demski	Chief Executive Officer and Director	February 21, 2019
David M. Demski	(Principal Executive Officer)

/s/ Daniel T. Scavilla	Executive Vice President	February 21, 2019
Daniel T. Scavilla	Chief Financial Officer
Chief Commercial Officer
(Principal Financial Officer)

/s/ Steven M. Payne	Chief Accounting Officer	February 21, 2019
Steven M. Payne	(Principal Accounting Officer)

/s/ David C. Paul	Executive Chairman and Director	February 21, 2019
David C. Paul

/s/ David D. Davidar	Director	February 21, 2019
David D. Davidar

/s/ Kurt C. Wheeler	Director	February 21, 2019
Kurt C. Wheeler

/s/ Robert W. Liptak	Director	February 21, 2019
Robert W. Liptak

/s/ Daniel T. Lemaitre	Director	February 21, 2019
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	February 21, 2019
Ann D. Rhoads

/s/ James R. Tobin	Director	February 21, 2019
James R. Tobin