Form 10-Q
period 2019-03-31
GLOBUS MEDICAL INC
filed 2019-05-02
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File No. 001-35621

GLOBUS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3744954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2560 General Armistead Avenue, Audubon, PA 19403	(610) 930-1800
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of exchange on which registered
Class A Common Stock, par value $.001 per share	GMED	New York Stock Exchange

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of April 29, 2019 was 98,990,287 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$129,976	$139,747
Short-term marketable securities	190,688	199,937
Accounts receivable, net of allowances of $4,235 and $4,226, respectively	139,616	137,067
Inventories	143,380	131,254
Prepaid expenses and other current assets	12,915	15,387
Income taxes receivable	993	7,289
Total current assets	617,568	630,681
Property and equipment, net of accumulated depreciation of $223,662 and $216,809, respectively	184,288	171,873
Long-term marketable securities	300,802	263,117
Intangible assets, net	84,269	87,323
Goodwill	123,680	123,734
Other assets	12,962	10,364
Deferred income taxes	12,350	13,578
Total assets	$1,335,919	$1,300,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,031	$25,895
Accrued expenses	48,605	59,878
Income taxes payable	1,068	917
Business acquisition liabilities	2,000	6,830
Deferred revenue	2,788	2,598
Total current liabilities	79,492	96,118
Business acquisition liabilities, net of current portion	3,289	3,288
Deferred income taxes	7,938	8,114
Other liabilities	7,986	7,634
Total liabilities	98,705	115,154
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 76,552 and 76,143 shares at March 31, 2019 and December 31, 2018, respectively	77	76
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 22,430 and 22,430 shares at March 31, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	316,665	299,869
Accumulated other comprehensive loss	(5,480)	(7,172)
Retained earnings	925,930	892,721
Total equity	1,237,214	1,185,516
Total liabilities and equity	$1,335,919	$1,300,670

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2019	March 31, 2018
Sales	$182,947	$174,411
Cost of goods sold	41,838	37,970
Gross profit	141,109	136,441

Operating expenses:
Research and development	14,324	12,689
Selling, general and administrative	85,784	75,694
Amortization of intangibles	3,343	2,187
Acquisition related costs	579	238
Total operating expenses	104,030	90,808

Operating income	37,079	45,633

Other income, net
Interest income/(expense), net	4,159	2,291
Foreign currency transaction gain/(loss)	189	(5)
Other income/(expense)	224	158
Total other income/(expense), net	4,572	2,444

Income before income taxes	41,651	48,077
Income tax provision	8,441	8,539

Net income	$33,210	$39,538

Earnings per share:
Basic	$0.34	$0.41
Diluted	$0.33	$0.39
Weighted average shares outstanding:
Basic	98,727	96,840
Dilutive stock options	2,640	3,656
Diluted	101,367	100,496

Anti-dilutive stock options excluded from weighted average calculation	4,687	1,917

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Net income	$33,210	$39,538
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	1,799	(236)
Foreign currency translation gain/(loss)	(107)	4,371
Total other comprehensive income/(loss)	1,692	4,135
Comprehensive income	$34,902	$43,673

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$33,210	$39,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,254	9,476
Amortization of premium (discount) on marketable securities	(396)	785
Write-down for excess and obsolete inventories	2,167	2,483
Stock-based compensation expense	6,448	6,053
Allowance for doubtful accounts	33	217
Change in fair value of business acquisition liabilities	579	234
Change in deferred income taxes	1,059	(124)
(Gain)/loss on disposal of assets, net	94	—
(Increase)/decrease in:
Accounts receivable	(2,533)	(5,080)
Inventories	(13,844)	(1,206)
Prepaid expenses and other assets	848	(1,234)
Increase/(decrease) in:
Accounts payable	2,827	728
Accrued expenses and other liabilities	(9,984)	(7,072)
Income taxes payable/receivable	6,441	7,497
Net cash provided by operating activities	39,203	52,295
Cash flows from investing activities:
Purchases of marketable securities	(127,911)	(118,403)
Maturities of marketable securities	90,454	73,330
Sales of marketable securities	11,773	1,333
Purchases of property and equipment	(28,155)	(12,374)
Net cash used in investing activities	(53,839)	(56,114)
Cash flows from financing activities:
Payment of business acquisition liabilities	(5,350)	(5,440)
Proceeds from exercise of stock options	10,255	9,307
Net cash provided by financing activities	4,905	3,867
Effect of foreign exchange rate on cash	(40)	971
Net increase in cash, cash equivalents, and restricted cash	(9,771)	1,019
Cash, cash equivalents, and restricted cash at beginning of period	139,747	118,817
Cash, cash equivalents, and restricted cash at end of period	$129,976	$119,836
Supplemental disclosures of cash flow information:
Interest paid	2	—
Income taxes paid	$1,450	$1,197

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) The Company
Globus Medical, Inc., together with its subsidiaries, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. We are primarily focused on implants that promote healing in patients with musculoskeletal disorders, including the use of a robotic guidance and navigation system and products to treat patients who have experienced orthopedic traumas.

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and address new treatment options. With over 190 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

(b) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three month periods presented. The results of operations for any interim period are not indicative of results for the full year.

(c) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Globus and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

(e) Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(In thousands)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$129,976	$139,647	$119,836	$118,817
Restricted cash	—	100	—	—
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$129,976	$139,747	$119,836	$118,817

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations, and asset-backed securities, and are classified as available-for-sale as of March 31, 2019. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income /(expense), on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(h) Property and Equipment

Purchases of property and equipment included in accounts payable and accrued expenses were $3.6 million and $7.7 million during the three months ended March 31, 2019 and March 31, 2018, respectively.

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

Revenue from the sale of Enabling Technologies products is generally recognized when control transfers to the customer which occurs at the time the product is shipped or delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration received as we have to satisfy a future performance obligation to provide maintenance and support. We use an observable price to determine the stand-alone selling price for each separate performance obligation.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three months ended March 31, 2019, there was an immaterial amount of revenue recognized from previously deferred revenue.

Disaggregation of Revenue

The following table represents total sales by revenue stream:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Musculoskeletal Solutions products	$175,758	$161,689
Enabling Technologies products	7,189	12,722
Total sales	$182,947	$174,411

(j) Recently Issued Accounting Pronouncements

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

In August 2018, the FASB released ASU 2018-13, Fair Value Measurement (Topic 820), (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, including the consideration of costs and benefits. This update is effective for public entities for fiscal years beginning after December 15, 2019,

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing and impact of the new standard on our financial position, results of operations and disclosures.

(k) Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance in former Topic 605, Revenue Recognition, and most other existing revenue guidance in US GAAP. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. We adopted the standard on January 1, 2018, using the modified retrospective method. We implemented internal controls to enable the preparation of financial information upon adoption. The adoption of this standard does not have a material impact on our financial position and results of operations. See “Note 1. Background and Summary of Significant Accounting Policies; (i) Revenue Recognition” above for more detail regarding our disclosures.

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

In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and permits modified retrospective method or cumulative-effect adjustment method. We adopted the standard on January 1, 2019, using the cumulative-effect adjustment transition method.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. The adoption of this standard does not have a material impact on our financial position and results of operations. See “Note 13. Leases” for more detail regarding our disclosures.

In February 2018, the FASB released ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Prior to ASU 2018-02, GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-02 on January 1, 2019. Adoption of the standard did not have a material impact on our financial position, results of operations and disclosures.

In June 2018, the FASB released ASU 2018-07, Compensation—Stock Compensation (Topic 718), (“ASU 2018-07”), which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This update is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-07 on January 1, 2019. Adoption of the standard did not have a material impact on our financial position, results of operations, and disclosures.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2. NOTE RECEIVABLE

On September 1, 2016 (the “Closing Date”), in connection with the acquisition of the international operations and distribution channel of Alphatec Holdings, Inc. (“Alphatec”), we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Alphatec and Alphatec Spine, Inc. (“Alphatec Spine” and together with Alphatec, the “Alphatec Borrowers”), pursuant to which we made available to the Alphatec Borrowers a senior secured term loan facility in an amount not to exceed $30 million. The term loan interest rate for the first two years following the Closing Date was priced at the London Interbank Offered Rate (“LIBOR”) plus 8.0%, subject to a 9.5% floor. The term loan interest rate thereafter was LIBOR plus 13.0%. On the Closing Date, we made an initial loan of $25 million and the Alphatec Borrowers issued a note for such amount to us. On December 20, 2016, the remaining $5 million was drawn by the Alphatec Borrowers and added to the note. On November 7, 2018, the Alphatec Borrowers repaid all of the then outstanding principal and interest under the Credit Agreement in a total amount of $29.3 million.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

A summary of intangible assets is presented below:

		March 31, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Supplier network	10.0	4,000	(1,767)	2,233
Customer relationships & other intangibles	6.7	42,530	(19,389)	23,141
Developed technology	8.6	57,272	(5,050)	52,222
Patents	16.3	8,061	(1,388)	6,673
Total intangible assets		$111,863	$(27,594)	$84,269

Due to the FDA 510(k) clearance for AQRate, a robotic guidance and navigation system, in the first quarter of 2019, $19.8 million of IPR&D was transferred to Developed technology and began to be amortized over a period of 8.5 years.

		December 31, 2018
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research & development	—	$19,813	$—	$19,813
Supplier network	10.0	4,000	(1,667)	2,333
Customer relationships & other intangibles	6.7	42,413	(17,746)	24,667
Developed technology	8.6	37,547	(3,498)	34,049
Patents	16.5	7,764	(1,303)	6,461
Total intangible assets		$111,537	$(24,214)	$87,323

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On September 5, 2018, we acquired Nemaris, Inc. (“Nemaris”), a privately held company that markets and develops Surgimap®, a surgical planning software platform (“Nemaris Acquisition”). The assets acquired in the Nemaris Acquisition consist primarily of developed technology. We determined that substantially all the fair value of the gross assets on the date of acquisition is captured in the developed technology and as a result, the Nemaris Acquisition was accounted for as an asset purchase. We allocated the consideration paid of $15.2 million on a pro rata basis to the assets acquired on their respective fair values. The useful lives of the developed technology is seven years and will be amortized on a straight-line basis. In addition to the cash paid at closing, there is a potential $10.0 million contingent consideration payment based on product development milestones.

A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2017	$123,890
Additions and adjustments	—
Foreign exchange	(156)
December 31, 2018	123,734
Additions and adjustments	—
Foreign exchange	(54)
March 31, 2019	$123,680

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

		March 31, 2019
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$14,834	$1	$(3)	$14,832
Corporate debt securities	Less than 1	106,850	116	(13)	106,953
Commercial paper	Less than 1	47,506	12	(9)	47,509
Government, federal agency, and other sovereign obligations	Less than 1	9,862	10	—	9,872
Asset-backed securities	Less than 1	11,541	—	(19)	11,522
Total short-term marketable securities		$190,593	$139	$(44)	$190,688

Long-term:
Municipal bonds	1-2	$13,866	$50	$(1)	$13,915
Corporate debt securities	1-3	128,615	1,145	(25)	129,735
Asset-backed securities	1-3	151,855	870	(17)	152,708
Government, federal agency, and other sovereign obligations	1-2	4,422	22	—	4,444
Total long-term marketable securities		$298,758	$2,087	$(43)	$300,802

		December 31, 2018
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$14,923	$—	$(25)	$14,898
Corporate debt securities	Less than 1	118,823	—	(185)	118,638
Commercial paper	Less than 1	50,202	3	(11)	50,194
Government, federal agency, and other sovereign obligations	Less than 1	4,497	—	(1)	4,496
Asset-backed securities	Less than 1	11,765	—	(54)	11,711
Total short-term marketable securities		$200,210	$3	$(276)	$199,937

Long-term:
Municipal bonds	1-2	$2,676	$—	$(4)	$2,672
Corporate debt securities	1-3	127,676	196	(295)	127,577
Asset-backed securities	1-3	128,297	262	(89)	128,470
Government, federal agency, and other sovereign obligations	1-3	4,411	—	(13)	4,398
Total long-term marketable securities		$263,060	$458	$(401)	$263,117

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
The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at
(In thousands)	March 31, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents	$26,569	$9,598	$16,971	$—
Municipal bonds	28,747	—	28,747	—
Corporate debt securities	236,688	—	236,688	—
Commercial paper	47,509	—	47,509	—
Asset-backed securities	164,230	—	164,230	—
Government, federal agency, and other sovereign obligations	14,316	—	14,316	—

Liabilities
Business acquisition liabilities	5,289	—	—	5,289

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Balance at
(In thousands)	December 31, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,040	$259	$47,781	$—
Municipal bonds	17,570	—	17,570	—
Corporate debt securities	246,215	—	246,215	—
Commercial paper	50,194	—	50,194	—
Asset-backed securities	140,181	—	140,181	—
Government, federal agency, and other sovereign obligations	8,894	—	8,894	—

Liabilities
Business acquisition liabilities	10,118	—	—	10,118
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2018:

	Fair Value at
(In thousands)	March 31, 2019	Valuation technique	Unobservable input	Range
			Discount rate	8.5%
Revenue-based payments	$5,289	Discounted cash flow	Probability of payment	75.0%	-	100.0%
			Projected year of payment	2019	-	2029

The following table provides a reconciliation of the beginning and ending balances of business acquisition liabilities:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Beginning balance	$10,118	$15,919
Changes resulting from foreign currency fluctuations	(58)	141
Contingent payments	(5,350)	(5,440)
Changes in fair value of business acquisition liabilities	579	234
Ending balance	$5,289	$10,854

NOTE 6. INVENTORIES

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$27,157	$20,740
Work in process	11,216	13,179
Finished goods	105,007	97,335
Total inventories	$143,380	$131,254

NOTE 7. ACCRUED EXPENSES

(In thousands)	March 31, 2019	December 31, 2018
Compensation and other employee-related costs	$26,107	$32,465
Legal and other settlements and expenses	1,643	6,684
Accrued non-income taxes	4,425	3,593
Royalties	2,417	2,500
Other	14,013	14,636
Total accrued expenses	$48,605	$59,878

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8. DEBT

Line of Credit

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2019. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2019, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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

Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
March 31, 2019	76,552,289	22,430,097	—	98,982,386
December 31, 2018	76,143,257	22,430,097	—	98,573,354

The following table summarizes changes in total equity:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Total equity, beginning of period	$1,185,516	$967,778
Net income	33,210	39,538
Stock-based compensation cost	6,541	6,110
Exercise of stock options	10,255	9,307
Other comprehensive income	1,692	4,135
Total equity, end of period	$1,237,214	$1,026,868

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands) Three Months 2018	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2018	$(168)	$(7,004)	$(7,172)
Other comprehensive (loss)/income before reclassifications	2,353	(107)	2,246
Amounts reclassified from accumulated other comprehensive income, net of tax	(554)	—	(554)
Other comprehensive (loss)/income, net of tax	1,799	(107)	1,692
Accumulated other comprehensive loss, net of tax, at March 31, 2019	$1,631	$(7,111)	$(5,480)

(In thousands) Three Months 2017	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2017	$(313)	$(6,594)	$(6,907)
Other comprehensive income before reclassifications	(237)	4,371	4,134
Amounts reclassified from accumulated other comprehensive income, net of tax	1	—	1
Other comprehensive income, net of tax	(236)	4,371	4,135
Accumulated other comprehensive loss, net of tax, at March 31, 2018	$(549)	$(2,223)	$(2,772)

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

As of March 31, 2019, pursuant to the 2012 Plan, there were 14,889,882 shares of Class A Common stock reserved and 1,535,915 shares of Class A Common stock available for future grants.

The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Weighted average grant date fair value per share	$13.78	$13.74

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock option activity during the three months ended March 31, 2019 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2018	9,668	$31.45
Granted	1,802	45.66
Exercised	(407)	25.60
Forfeited	(311)	38.62
Outstanding at March 31, 2019	10,752	$33.84	7.7	$170,472
Exercisable at March 31, 2019	4,599	$24.78	6.2	$113,287
Expected to vest at March 31, 2019	6,153	$40.61	8.8	$57,185

The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Intrinsic value of stock options exercised	$8,424	$14,848

Stock-based compensation expense	$6,448	$6,053
Net stock-based compensation capitalized into inventory	93	57
Total stock-based compensation cost	$6,541	$6,110

As of March 31, 2019, there was $68.9 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

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

The following table provides a summary of our effective tax rate:

	Three Months Ended
	March 31, 2019	March 31, 2018
Effective income tax rate	20.3%	17.8%

The period over period change in the effective income tax rate for the three months ended March 31, 2019 is primarily driven by the reduction of benefits related to the exercise of stock based compensation (ASU 2016-09).

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

NOTE 13. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Our leases have initial lease terms ranging from one year to fourteen years. Certain leases contain options to extend terms beyond the lease termination date. In these leases, we use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and for how long. Leases that have terms of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of March 31, 2019, the company’s short term lease commitments and sublease income are immaterial.

The Company classifies right-of-use assets as Other assets, short-term lease liabilities as Accrued expenses, and long-term lease liabilities as Other liabilities on the Consolidated Balance Sheet. Lease expense is recognized, on a straight-line basis over the term of the lease, as a component of operating income on the Consolidated Statement of Income.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amounts reported in the Consolidated Balance Sheet as of the quarter ended March 31, 2019 were as follows:

(In thousands, except weighted average lease term and discount rate)
Operating leases:
Right of use assets	$1,944

Lease liability - short term	1,141
Lease liability - long term	803
Total operating lease liability	$1,944

Lease expense as of March 31, 2019	$719

Weighted-average remaining lease term - operating leases (in years)	2

Weighted-average discount rate	2.9%
Future minimum lease payments under non-cancellable leases as of the quarter ended March 31, 2019 are as follows:

(In thousands)
Operating Leases
2019 (excluding the three months ended March 31, 2019)	$924
2020	775
2021	210
2022	74
2023	36
Thereafter	—
Total undiscounted leases payments	$2,019
Less : imputed interest	75
Total lease liabilities	$1,944

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

The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
United States	$147,536	$145,618
International	35,411	28,793
Total sales	$182,947	$174,411

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

During the three months ended March 31, 2019, our international sales accounted for approximately 19% of our total sales. We have sold our products in approximately 50 countries outside the United States through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
United States	$147,536	$145,618	$1,918	1.3%
International	35,411	28,793	6,618	23.0%
Total sales	$182,947	$174,411	$8,536	4.9%

In the United States, the increase in sales of $1.9 million was due primarily to increased spine product sales resulting from penetration in existing territories. This increase was partially offset by a decrease in INR technology sales.

Internationally, the increase in sales of $6.6 million was due primarily to increased sales in Japan and other existing countries and included distributor stocking orders. On a constant currency basis, our international sales grew $8.0 million, or by 27.9%, and our worldwide sales increased 5.7%.

Cost of Goods Sold

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Cost of goods sold	$41,838	$37,970	$3,868	10.2%
Percentage of sales	22.9%	21.8%

The $3.9 million net increase in cost of goods sold was primarily due to higher volumes and product mix.

Research and Development Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Research and development	$14,324	$12,689	$1,635	12.9%
Percentage of sales	7.8%	7.3%

The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our INR technology group, increased supplies for furthering research activities and developing new innovative products.

Selling, General and Administrative Expenses

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Selling, general and administrative	$85,784	$75,694	$10,090	13.3%
Percentage of sales	46.9%	43.4%

The increase in selling, general and administrative expenses was primarily due to an increase of $7.8 million in selling and marketing expenses relating to continued build out of the U.S., orthopedic trauma and INR technology sales forces, as well as increases in the international sales forces to further penetrate those markets. Selling, general and administrative expenses were also impacted by $1.4 million of increased legal fees compared to the prior year period.

Amortization of Intangibles

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Amortization of intangibles	$3,343	$2,187	$1,156	52.9%
Percentage of sales	1.8%	1.3%

The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the Nemaris Acquisition.

Acquisition Related Costs

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Acquisition related costs	$579	$238	$341	143.3%
Percentage of sales	0.3%	0.1%

Acquisition related costs remained consistent for the three-months ended March 31, 2019 as compared to the three-months ended March 31, 2018.

Other Income, Net

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Other income, net	$4,572	$2,444	$2,128	87.1%
Percentage of sales	2.5%	1.4%

The increase in other income, net, was due primarily to the increase in interest income from marketable securities during the three-months ended March 31, 2019.

Income Tax Provision

	Three Months Ended		Change
(In thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Income tax provision	$8,441	$8,539	$(98)	(1.1)%
Effective income tax rate	20.3%	17.8%

The change in the effective income tax rate between the current year and prior year periods is primarily driven by the reduction of benefits related to the exercise of stock based compensation.

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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	March 31, 2018
Net income	$33,210	$39,538
Interest income, net	(4,159)	(2,291)
Provision for income taxes	8,441	8,539
Depreciation and amortization	12,254	9,476
EBITDA	49,746	55,262
Stock-based compensation expense	6,448	6,053
Acquisition related costs/licensing	637	392
Adjusted EBITDA	$56,831	$61,707

Net income as a percentage of sales	18.2%	22.7%
Adjusted EBITDA as a percentage of sales	31.1%	35.4%

In addition, for the period ended March 31, 2019 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, net gain from the sale of assets, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.

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

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Net income	$33,210	$39,538
Amortization of intangibles	3,343	2,187
Acquisition related costs/licensing	637	392
Tax effect of adjusting items	(807)	(459)
Non-GAAP net income	$36,383	$41,658

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended
(Per share amounts)	March 31, 2019	March 31, 2018
Diluted earnings per share, as reported	$0.33	$0.39
Amortization of intangibles	0.03	0.02
Acquisition related costs/licensing	0.01	—
Tax effect of adjusting items	(0.01)	—
Non-GAAP diluted earnings per share	$0.36	$0.41

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

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$39,203	$52,295
Purchases of property and equipment	(28,155)	(12,374)
Free cash flow	$11,048	$39,921

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

	Three Months Ended		Reported Sales Growth	Currency Impact on Current Period Sales	Constant Currency Sales Growth
(In thousands, except percentages)	March 31, 2019	March 31, 2018
United States	$147,536	$145,618	1.3%	—	1.3%
International	35,411	28,793	23.0%	$(1,426)	27.9%
Total sales	$182,947	$174,411	4.9%	$(1,426)	5.7%

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		Change
(In thousands)	March 31, 2019	March 31, 2018	$
Net cash provided by operating activities	$39,203	$52,295	$(13,092)
Net cash used in investing activities	(53,839)	(56,114)	2,275
Net cash provided by financing activities	4,905	3,867	1,038
Effect of foreign exchange rate changes on cash	(40)	971	(1,011)
Increase (decrease) in cash, cash equivalents, and restricted cash	$(9,771)	$1,019	$(10,790)

Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily due to the decrease of cash flow from inventories and lower net income, which were offset partially by the increase of cash flow from accounts receivable and accounts payable.

Cash Used in Investing Activities

The decrease in net cash used in investing activities was due primarily to the increase in net impact of purchases, maturities and sales of marketable securities, partially offset by increased purchases of property and equipment.

Cash Provided by Financing Activities

The increase in cash provided by financing activities was the result of the increase in proceeds from option exercises partially offset by current period contingent consideration payment.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands)	March 31, 2019	December 31, 2018
Cash, cash equivalents, and restricted cash	$129,976	$139,747
Short-term marketable securities	190,688	199,937
Long-term marketable securities	300,802	263,117
Total cash, cash equivalents, restricted cash and marketable securities	$621,466	$602,801
In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2019. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2019, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of March 31, 2019. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

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

Recently Issued Accounting Pronouncements

For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 1. Background and Summary of Significant Accounting Policies; (j) Recently Issued Accounting Pronouncements” above.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), particularly those set forth under “Item 1A, Risk Factors” of the Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in a number of proceedings, legal actions and claims.  Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 12. Commitments and Contingencies” above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Form 8-K Item 5.02 Disclosure

(b)    On May 1, 2019, Robert W. Liptak notified the Chairman of the Board of his decision to resign as a director effective immediately. Mr. Liptak served on the Board for 11 years, and his decision to resign was not due to any disagreement on any matter relating to the Company’s operations, policies, or practices.

(d)    On May 1, 2019 the Board elected Stephen T. Zarrilli to serve as a member of the Board with a term expiring at the Company’s annual meeting in 2021 and as a member of the Audit Committee of the Board. The Board affirmatively determined that Mr. Zarrilli meets the definition of an “independent director” for purposes of serving on an audit committee under New York Stock Exchange Rule 303A.07 and that Mr. Zarrilli is an “audit committee financial expert.” There are no arrangements or understandings between Mr. Zarrilli and any other person pursuant to which Mr. Zarrilli was appointed to serve on the Board. Mr. Zarrilli has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Pursuant to the Company’s standard compensation package for non-employee directors, Mr. Zarrilli will receive an annual retainer of $57,500 for his services as a director and $10,000 per year for serving on the Audit

Committee. He will also be awarded an option to purchase up to 25,000 shares of the Company’s Class A common stock at an exercise price of $44.14, which price equals the Company’s closing stock price on May 1, 2019. The option will vest over a four-year period with one-fourth (1/4) of the option vesting on May 1, 2020, the first anniversary of the vesting commencement date, and the balance of the option vesting ratably on a monthly basis over the following 36 months.

In accordance with the Company’s customary practice, the Company entered into an indemnification agreement with Mr. Zarrilli in substantially the form filed as an exhibit to the Company’s Registration Statement on Form S-1/A with the Securities Exchange Commission on May 8, 2012.

Form 8-K Item 5.03 Disclosure

On May 1, 2019, the Board approved an amendment (the “Bylaw Amendment”) to the Bylaws of the Company, which became effective immediately. The Bylaw Amendment modified Section 3.4 of the Bylaws to more clearly specify the determination of the term of a director elected to fill a vacancy.

The foregoing summary is qualified in its entirety by reference to the text of the Bylaws as adopted and effective as of May 1, 2019. The Bylaws adopted and effective as of May 1, 2019, and a copy marked to show changes from the prior Bylaws are attached hereto as Exhibits 3.1 and 3.2, respectively, and are incorporated by reference herein.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item

3.1*	Amended and Restated Bylaws effective as of May 1, 2019
3.2*	Redline of Section 3.4 of Bylaws
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	May 2, 2019	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	May 2, 2019	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Executive Vice President
Chief Financial Officer
Chief Commercial Officer
(Principal Financial Officer)