Form 10-Q
period 2019-06-30
GLOBUS MEDICAL INC
filed 2019-08-01
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of July 29, 2019 was 99,100,509 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except par value)	2019	2018
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$117,790	$139,747
Short-term marketable securities	122,637	199,937
Accounts receivable, net of allowances of $5,410 and $4,226, respectively	144,681	137,067
Inventories	173,040	131,254
Prepaid expenses and other current assets	13,512	15,387
Income taxes receivable	12,273	7,289
Total current assets	583,933	630,681
Property and equipment, net of accumulated depreciation of $231,003 and $216,809, respectively	194,133	171,873
Long-term marketable securities	369,665	263,117
Intangible assets, net	85,465	87,323
Goodwill	129,901	123,734
Other assets	15,671	10,364
Deferred income taxes	11,978	13,578
Total assets	$1,390,746	$1,300,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,745	$25,895
Accrued expenses	50,607	59,878
Income taxes payable	431	917
Business acquisition liabilities	6,016	6,830
Deferred revenue	3,385	2,598
Total current liabilities	84,184	96,118
Business acquisition liabilities, net of current portion	3,288	3,288
Deferred income taxes	8,097	8,114
Other liabilities	7,651	7,634
Total liabilities	103,220	115,154
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 76,647 and 76,143 shares at June 30, 2019 and December 31, 2018, respectively	77	76
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 22,430 and 22,430 shares at June 30, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	325,061	299,869
Accumulated other comprehensive loss	(1,728)	(7,172)
Retained earnings	964,094	892,721
Total equity	1,287,526	1,185,516
Total liabilities and equity	$1,390,746	$1,300,670

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Sales	$194,539	$173,384	$377,486	$347,795
Cost of goods sold	43,990	37,637	85,828	75,607
Gross profit	150,549	135,747	291,658	272,188

Operating expenses:
Research and development	15,746	13,523	30,069	26,210
Selling, general and administrative	88,379	77,125	174,163	152,819
Amortization of intangibles	3,449	2,178	6,792	4,365
Acquisition related costs	106	782	685	1,021
Total operating expenses	107,680	93,608	211,709	184,415

Operating income	42,869	42,139	79,949	87,773

Other income, net
Interest income/(expense), net	4,417	2,971	8,576	5,262
Foreign currency transaction gain/(loss)	(210)	344	(22)	339
Other income/(expense)	17	4,850	241	5,008
Total other income/(expense), net	4,224	8,165	8,795	10,609

Income before income taxes	47,093	50,304	88,744	98,382
Income tax provision	8,930	5,327	17,370	13,866

Net income	$38,163	$44,977	$71,374	$84,516

Earnings per share:
Basic	$0.39	$0.46	$0.72	$0.87
Diluted	$0.38	$0.44	$0.70	$0.84
Weighted average shares outstanding:
Basic	99,023	97,830	98,875	97,337
Dilutive stock options	2,559	3,680	2,600	3,668
Diluted	101,582	101,510	101,475	101,005

Anti-dilutive stock options excluded from weighted average calculation	5,021	1,809	4,854	1,863

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income	$38,163	$44,977	$71,374	$84,516
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	1,984	164	3,783	(72)
Foreign currency translation gain/(loss)	1,768	(4,205)	1,661	172
Total other comprehensive income/(loss)	3,752	(4,041)	5,444	100
Comprehensive income	$41,915	$40,936	$76,818	$84,616

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$71,374	$84,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,113	19,233
Amortization of premium (discount) on marketable securities	(736)	1,477
Write-down for excess and obsolete inventories	2,468	5,406
Stock-based compensation expense	12,749	11,533
Allowance for doubtful accounts	1,229	312
Change in fair value of business acquisition liabilities	579	416
Change in deferred income taxes	1,424	1,429
(Gain)/loss on disposal of assets, net	295	(3,947)
(Increase)/decrease in:
Accounts receivable	(6,532)	(2,257)
Inventories	(28,094)	(11,120)
Prepaid expenses and other assets	(2,933)	(3,303)
Increase/(decrease) in:
Accounts payable	(901)	(5,751)
Accrued expenses and other liabilities	(8,744)	(2,104)
Income taxes payable/receivable	(5,491)	(10,276)
Net cash provided by operating activities	61,800	85,564
Cash flows from investing activities:
Purchases of marketable securities	(210,606)	(309,223)
Maturities of marketable securities	161,568	158,102
Sales of marketable securities	25,490	63,741
Purchases of property and equipment	(42,895)	(27,167)
Proceeds from sale of assets	—	3,000
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(24,135)	—
Net cash used in investing activities	(90,578)	(111,547)
Cash flows from financing activities:
Payment of business acquisition liabilities	(5,633)	(5,950)
Proceeds from exercise of stock options	12,268	33,131
Net cash provided by financing activities	6,635	27,181
Effect of foreign exchange rate on cash	186	(71)
Net increase in cash, cash equivalents, and restricted cash	(21,957)	1,127
Cash, cash equivalents, and restricted cash at beginning of period	139,747	118,817
Cash, cash equivalents, and restricted cash at end of period	$117,790	$119,944
Supplemental disclosures of cash flow information:
Interest paid	4	—
Income taxes paid	$23,975	$22,667

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and address new treatment options. With over 200 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(e) Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2019	2018	2018	2017
Cash and cash equivalents	$117,790	$139,647	$119,944	$118,817
Restricted cash	—	100	—	—
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$117,790	$139,747	$119,944	$118,817

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations, and asset-backed securities, and are classified as available-for-sale as of June 30, 2019. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(h) Property and Equipment

Purchases of property and equipment included in accounts payable and accrued expenses were $4.8 million and $6.8 million during the six months ended June 30, 2019 and 2018, respectively.

(i) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. For purposes of disclosing disaggregated revenue, we disaggregate our revenue, into two categories, Musculoskeletal Solutions and Enabling Technologies, based on the timing of revenue recognition. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are the advanced hardware and software systems and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts typically contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three and six months ended June 30, 2019, there was an immaterial amount of revenue recognized from previously deferred revenue.

Disaggregation of Revenue

The following table represents total sales by revenue stream:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Musculoskeletal Solutions products	$182,538	$159,644	$358,296	$321,333
Enabling Technologies products	12,001	13,740	19,190	26,462
Total sales	$194,539	$173,384	$377,486	$347,795

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(k) Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance in former Topic 605, Revenue Recognition, and most other existing revenue guidance in US GAAP. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. We adopted the standard on January 1, 2018, using the modified retrospective method. We implemented internal controls to enable the preparation of financial information upon adoption. The adoption of this standard did not have a material impact on our financial position and results of operations. See “Note 1. Background and Summary of Significant Accounting Policies; (i) Revenue Recognition” above for more detail regarding our disclosures.

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

In May 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the changes to terms or conditions of a share-based payment award that requires application of modification accounting under Topic 718. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. This update is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted and prospective application is required for awards modified on or after the adoption date. We adopted ASU 2017-09 on January 1, 2018. This standard did not have a material impact on our financial position, results of operations, and disclosures.

In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and permits modified retrospective method or cumulative-effect adjustment method. We adopted the standard on January 1, 2019, using the cumulative-effect adjustment transition method.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. The adoption of this standard did not have a material impact on our financial position and results of operations. See “Note 14. Leases” for more detail regarding our disclosures.

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

NOTE 2. BUSINESS COMBINATIONS

During the second quarter of 2019, the Company acquired substantially all of the assets of StelKast, Inc. (the “StelKast Acquisition”), a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. The Company has included the financial results from the StelKast Acquisition in our condensed financial statements from the acquisition date, and the results from the StelKast Acquisition were not material to our condensed financial statements. The fair value of the net assets acquired is $28.4 million which consisted of approximately $24.1 million of cash paid at closing, plus a potential $4.3 million contingent consideration payment based on product sales milestones. We recorded identifiable net assets, based on their preliminary estimated fair values, related to inventory of $15.2 million, fixed assets of $3.9 million and customer relationships of $3.7 million and goodwill of $5.8 million.

As of June 30, 2019, the maximum aggregated undiscounted amount of contingent consideration potentially payable related to this acquisition is $5.0 million.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

A summary of intangible assets is presented below:

		June 30, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(1,867)	$2,133
Customer relationships & other intangibles	7.0	47,117	(21,303)	25,814
Developed technology	8.6	57,635	(6,770)	50,865
Patents	16.3	8,136	(1,483)	6,653
Total intangible assets		$116,888	$(31,423)	$85,465

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

A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2017	$123,890
Additions and adjustments	—
Foreign exchange	(156)
December 31, 2018	123,734
Additions and adjustments	5,753
Foreign exchange	414
June 30, 2019	$129,901

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

		June 30, 2019
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$4,016	$2	$—	$4,018
Corporate debt securities	Less than 1	68,319	195	(0)	68,514
Commercial paper	Less than 1	28,119	10	(0)	28,129
U.S. government and agency securities	Less than 1	9,928	10	—	9,938
Asset-backed securities	Less than 1	12,040	3	(5)	12,038
Total short-term marketable securities		$122,422	$220	$(5)	$122,637

Long-term:
Municipal bonds	1 - 3	$21,232	$196	$—	$21,428
Corporate debt securities	1 - 3	181,150	2,382	(2)	183,530
Asset-backed securities	1 - 3	154,940	1,866	(2)	156,804
U.S. government and agency securities	1 - 2	7,830	73	—	7,903
Total long-term marketable securities		$365,152	$4,517	$(4)	$369,665

		December 31, 2018
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$14,923	$—	$(25)	$14,898
Corporate debt securities	Less than 1	118,823	—	(185)	118,638
Commercial paper	Less than 1	50,202	3	(11)	50,194
U.S. government and agency securities	Less than 1	4,497	—	(1)	4,496
Asset-backed securities	Less than 1	11,765	—	(54)	11,711
Total short-term marketable securities		$200,210	$3	$(276)	$199,937

Long-term:
Municipal bonds	1 - 2	$2,676	$—	$(4)	$2,672
Corporate debt securities	1 - 3	127,676	196	(295)	127,577
Asset-backed securities	1 - 3	128,297	262	(89)	128,470
U.S. government and agency securities	1 - 3	4,411	—	(13)	4,398
Total long-term marketable securities		$263,060	$458	$(401)	$263,117

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

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

(In thousands)	Balance at June 30, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents	$32,798	$6,784	$26,014	$—
Municipal bonds	25,446	—	25,446	—
Corporate debt securities	252,044	—	252,044	—
Commercial paper	28,129	—	28,129	—
Asset-backed securities	168,842	—	168,842	—
Government, federal agency, and other sovereign obligations	17,841	—	17,841	—
Liabilities
Business acquisition liabilities	9,304	—	—	9,304

(In thousands)	Balance at December 31, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,040	$259	$47,781	$—
Municipal bonds	17,570	—	17,570	—
Corporate debt securities	246,215	—	246,215	—
Commercial paper	50,194	—	50,194	—
Asset-backed securities	140,181	—	140,181	—
Government, federal agency, and other sovereign obligations	8,894	—	8,894	—
Liabilities
Business acquisition liabilities	10,118	—	—	10,118

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

Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within business acquisition liabilities on our condensed consolidated balance sheets, and the changes in the fair value of contingent consideration are recognized within acquisition related costs in the condensed consolidated statements of income. As part of the StelKast Acquisition during the second quarter of 2019, we incurred a milestone-based contingent consideration liability.

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2018:

(In thousands)	Fair Value at June 30, 2019	Valuation technique	Unobservable input	Range
			Discount rate	4.7%	-	8.5%
Revenue-based payments	$9,304	Discounted cash flow	Probability of payment	75%	-	100%
			Projected year of payment	2019	-	2029

The following table provides a reconciliation of the beginning and ending balances of business acquisition liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$5,289	$10,854	$10,118	$15,919
Purchase price contingent consideration	4,298	—	4,298	—
Changes resulting from foreign currency fluctuations	—	(204)	(58)	(63)
Contingent payments	(283)	(510)	(5,633)	(5,950)
Changes in fair value of business acquisition liabilities	—	182	579	416
Ending balance	$9,304	$10,322	$9,304	$10,322

NOTE 7. INVENTORIES

	June 30,	December 31,
(In thousands)	2019	2018
Raw materials	$30,962	$20,740
Work in process	13,581	13,179
Finished goods	128,497	97,335
Total inventories	$173,040	$131,254

NOTE 8. ACCRUED EXPENSES

	June 30,	December 31,
(In thousands)	2019	2018
Compensation and other employee-related costs	$28,457	$32,465
Legal and other settlements and expenses	1,325	6,684
Accrued non-income taxes	4,508	3,593
Royalties	2,361	2,500
Other	13,956	14,636
Total accrued expenses	$50,607	$59,878

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9. DEBT

Line of Credit

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2020. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2019, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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

Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
June 30, 2019	76,647,453	22,430,097	—	99,077,550
December 31, 2018	76,143,257	22,430,097	—	98,573,354

The following table summarizes changes in total equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Total equity, beginning of period	$1,237,214	$1,026,868	$1,185,516	$967,778
Net income	38,163	44,977	71,374	84,516
Stock-based compensation cost	6,381	5,551	12,924	11,661
Exercise of stock options	2,016	23,831	12,268	33,131
Other comprehensive income	3,752	(4,041)	5,444	100
Total equity, end of period	$1,287,526	$1,097,186	$1,287,526	$1,097,186

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2018	$(168)	$(7,004)	$(7,172)
Other comprehensive (loss)/income before reclassifications	4,947	1,661	6,608
Amounts reclassified from accumulated other comprehensive income, net of tax	(1,164)	—	(1,164)
Other comprehensive (loss)/income, net of tax	3,783	1,661	5,444
Accumulated other comprehensive loss, net of tax, at June 30, 2019	$3,615	$(5,343)	$(1,728)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2017	$(313)	$(6,594)	$(6,907)
Other comprehensive (loss)/income before reclassifications	(67)	172	105
Amounts reclassified from accumulated other comprehensive income, net of tax	(5)	—	(5)
Other comprehensive (loss)/income, net of tax	(72)	172	100
Accumulated other comprehensive loss, net of tax, at June 30, 2018	$(385)	$(6,422)	$(6,807)

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

As of June 30, 2019, pursuant to the 2012 Plan, there were 14,893,850 shares of Class A Common stock reserved and 1,259,513 shares of Class A Common stock available for future grants.

The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Weighted average grant date fair value per share	$13.00	$17.09	$13.65	$14.66

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock option activity during the six months ended June 30, 2019 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2018	9,668	$31.45
Granted	2,200	45.39
Exercised	(506)	24.38
Forfeited	(432)	40.38
Outstanding at June 30, 2019	10,930	$34.22	7.5	$110,579
Exercisable at June 30, 2019	4,942	$25.73	6.1	$83,793
Expected to vest at June 30, 2019	5,988	$41.23	8.7	$26,786

The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Intrinsic value of stock options exercised	$2,260	$33,305	$10,684	$48,153

Stock-based compensation expense	$6,297	$5,480	$12,749	$11,533
Net stock-based compensation capitalized into inventory	84	71	175	128
Total stock-based compensation cost	$6,381	$5,551	$12,924	$11,661

As of June 30, 2019, there was $65.4 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

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

The following table provides a summary of our effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Effective income tax rate	19.0%	10.6%	19.6%	14.1%

The period over period change in the effective income tax rate for the three and six months ended June 30, 2019 is primarily driven by the reduction of benefits related to the exercise of stock based compensation (ASU 2016-09).

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

NOTE 14. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Our leases have initial lease terms ranging from one year to fourteen years. Certain leases contain options to extend terms beyond the lease termination date. In these leases, we use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and for how long. Leases that have terms of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of June 30, 2019, the Company’s short-term lease commitments and sublease income are immaterial.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Amounts reported in the Consolidated Balance Sheet as of the six months ended June 30, 2019 were as follows:

(In thousands, except weighted average lease term and discount rate)
Operating leases:
Right of use assets	$1,975

Lease liability - short term	1,235
Lease liability - long term	740
Total operating lease liability	$1,975

Lease expense as of June 30, 2019	$1,523

Weighted-average remaining lease term - operating leases (in years)	1.8

Weighted-average discount rate	3.3%

Future minimum lease payments under non-cancellable leases as of the quarter ended June 30, 2019 are as follows:

(In thousands)	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$722
2020	1,026
2021	273
2022	100
2023	51
Thereafter	18
Total undiscounted leases payments	$2,190
Less : imputed interest	215
Total lease liabilities	$1,975

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

The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
United States	$159,989	$145,381	$307,527	$290,997
International	34,550	28,003	69,959	56,798
Total sales	$194,539	$173,384	$377,486	$347,795

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Overview

Globus Medical, Inc. (together, as applicable, with its consolidated subsidiaries, “Globus,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives. With over 190 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions of the spine, extremities, pelvis, hip and knee. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

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

Our hip and knee joint solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use with StelKast.  Over 40 different implants have been marketed to date, including modular hip stems and acetabular cups for total hip arthroplasty as well as posterior stabilizing and cruciate retaining knee arthroplasty implants.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

During the six months ended June 30, 2019, our international sales accounted for approximately 19% of our total sales. We have sold our products in approximately 50 countries outside the United States through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
United States	$159,989	$145,381	$14,608	10.0%
International	34,550	28,003	6,547	23.3%
Total sales	$194,539	$173,384	$21,155	12.2%

In the United States, the increase in sales of $14.6 million was due primarily to increased spine product sales resulting from penetration in existing territories. This increase was partially offset by a decrease in INR technology sales.

Internationally, the increase in sales of $6.5 million was due primarily to increased sales in Japan and other existing countries. On a constant currency basis, our international sales grew $7.5 million, or by 26.7%, and our worldwide sales increased 12.7%.

Cost of Goods Sold

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Cost of goods sold	$43,990	$37,637	$6,353	16.9%
Percentage of sales	22.6%	21.7%

The $6.4 million net increase in cost of goods sold was primarily due to higher volumes, product mix, and depreciation. These increases were partially offset by lower write-downs of excess and obsolete inventory.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Research and Development Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Research and development	$15,746	$13,523	$2,223	16.4%
Percentage of sales	8.1%	7.8%

The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our INR technology group, increased supplies for furthering research activities and developing new innovative products.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Selling, general and administrative	$88,379	$77,125	$11,254	14.6%
Percentage of sales	45.4%	44.5%

The increase in selling, general and administrative expenses was primarily due to an increase of $9.8 million in selling and marketing expenses relating to continued build out of the U.S., orthopedic trauma and INR technology sales forces, as well as increases in the international sales forces to further penetrate those markets.

Amortization of Intangibles

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Amortization of intangibles	$3,449	$2,178	$1,271	58.3%
Percentage of sales	1.8%	1.3%

The increase in the amortization of intangibles is primarily due to the developed technology intangible assets acquired in connection with the KB Medical and Nemaris Acquisitions.

Acquisition Related Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Acquisition related costs	$106	$782	$(676)	-86.4%
Percentage of sales	0.1%	0.5%

The decrease in acquisition related cost is primarily due to the timing of acquisitions.

Other Income, Net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Other income, net	$4,224	$8,165	$(3,941)	-48.3%
Percentage of sales	2.2%	4.7%

The decrease in other income, net was due primarily to the gain on sale of assets of $4.6 million during the three months ended June 30, 2018.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Income Tax Provision

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Income tax provision	$8,930	$5,327	$3,603	67.6%
Effective income tax rate	19.0%	10.6%

The change in the effective income tax rate between the current year and prior year periods is primarily driven by the reduction of benefits related to the exercise of stock based compensation.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
United States	$307,527	$290,997	$16,530	5.7%
International	69,959	56,798	13,161	23.2%
Total sales	$377,486	$347,795	$29,691	8.5%

In the United States, the increase in sales of $16.5 million was due primarily to increased spine product sales resulting from penetration in existing territories. This increase was partially offset by a decrease in INR technology sales.

Internationally, the increase in sales of $13.2 million was due primarily to increased sales in Japan and other existing countries. On a constant currency basis, our international sales grew $15.5 million, or by 27.3%, and our worldwide sales increased 9.2%.

Cost of Goods Sold

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Cost of goods sold	$85,828	$75,607	$10,221	13.5%
Percentage of sales	22.7%	21.7%

The $10.2 million net increase in cost of goods sold was primarily due to higher volumes, product mix, and depreciation. These increases were partially offset by lower write-downs of excess and obsolete inventory.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Research and development	$30,069	$26,210	$3,859	14.7%
Percentage of sales	8.0%	7.5%

The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our INR technology group, increased supplies for furthering research activities and developing new innovative products.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Selling, general and administrative	$174,163	$152,819	$21,344	14.0%
Percentage of sales	46.1%	43.9%

The increase in selling, general and administrative expenses was primarily due to an increase of $17.5 million in selling and marketing expenses relating to continued build out of the U.S., orthopedic trauma and INR technology sales forces, as well as increases in the international sales forces to further penetrate those markets.

Amortization of Intangibles

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Amortization of intangibles	$6,792	$4,365	$2,427	55.6%
Percentage of sales	1.8%	1.3%

The increase in the amortization of intangibles is primarily due to the developed technology intangible assets acquired in connection with the KB Medical and Nemaris Acquisitions.

Acquisition Related Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Acquisition related costs	$685	$1,021	$(336)	-32.9%
Percentage of sales	0.2%	0.3%

Acquisition related costs remained consistent for the six-months ended June 30, 2019 as compared to the six-months ended June 30, 2018.

Other Income, Net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Other income, net	$8,795	$10,609	$(1,814)	-17.1%
Percentage of sales	2.3%	3.1%

The decrease in other income, net was due primarily to the gain on sale of assets of $4.6 million during the six-months ended June 30, 2018, partially offset by increased interest income from marketable securities.

Income Tax Provision

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Income tax provision	$17,370	$13,866	$3,504	25.3%
Effective income tax rate	19.6%	14.1%

The change in the effective income tax rate between the current year and prior year periods is primarily driven by the reduction of benefits related to the exercise of stock based compensation.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except percentages)	2019	2018	2019	2018
Net income	$38,163	$44,977	$71,374	$84,516
Interest income, net	(4,417)	(2,971)	(8,576)	(5,262)
Provision for income taxes	8,930	5,327	17,370	13,866
Depreciation and amortization	12,858	9,757	25,113	19,233
EBITDA	55,534	57,090	105,281	112,353
Stock-based compensation expense	6,297	5,480	12,749	11,533
Acquisition related costs/licensing	335	1,285	971	1,677
Net gain from sale of assets	—	(4,357)	—	(4,357)
Adjusted EBITDA	$62,166	$59,498	$119,001	$121,206

Net income as a percentage of sales	19.6%	25.9%	18.9%	24.3%
Adjusted EBITDA as a percentage of sales	32.0%	34.3%	31.5%	34.8%

In addition, for the period ended June 30, 2019 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, net gain from the sale of assets, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income	$38,163	$44,977	$71,374	$84,516
Amortization of intangibles	3,449	2,178	6,792	4,365
Acquisition related costs/licensing	335	1,285	971	1,677
Net gain from sale of assets	—	(4,357)	—	(4,357)
Tax effect of adjusting items	(717)	95	(1,524)	(238)
Non-GAAP net income	$41,230	$44,178	$77,613	$85,963

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Diluted earnings per share, as reported	$0.38	$0.44	$0.70	$0.84
Amortization of intangibles	0.03	0.02	0.07	0.04
Acquisition related costs/licensing	—	0.01	0.01	0.02
Net gain from sale of assets	—	(0.04)	—	(0.04)
Tax effect of adjusting items	(0.01)	—	(0.02)	—
Non-GAAP diluted earnings per share	$0.41	$0.44	$0.76	$0.85

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net cash provided by operating activities	$22,597	$33,269	$61,800	$85,564
Purchases of property and equipment	(14,740)	(14,793)	(42,895)	(27,167)
Free cash flow	$7,857	$18,476	$18,905	$58,397

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

	Three Months Ended		Reported	Currency Impact on	Constant Currency
	June 30,		Sales	Current	Sales
(In thousands, except percentages)	2019	2018	Growth	Period Sales	Growth
United States	$159,989	$145,381	10.0%	$—	10.0%
International	34,550	28,003	23.3%	(945)	26.7%
Total Sales	$194,539	$173,384	12.2%	$(945)	12.7%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

	Six Months Ended		Reported	Currency Impact on	Constant Currency
	June 30,		Sales	Current	Sales
(In thousands, except percentages)	2019	2018	Growth	Period Sales	Growth
United States	$307,527	$290,997	5.7%	$—	5.7%
International	69,959	56,798	23.2%	(2,371)	27.3%
Total Sales	$377,486	$347,795	8.5%	$(2,371)	9.2%

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,		Change
(In thousands)	2019	2018	$
Net cash provided by operating activities	$61,800	$85,564	$(23,764)
Net cash used in investing activities	(90,578)	(111,547)	20,969
Net cash provided by financing activities	6,635	27,181	(20,546)
Effect of foreign exchange rate changes on cash	186	(71)	257
Increase (decrease) in cash, cash equivalents, and restricted cash	$(21,957)	$1,127	$(23,084)

Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily due to the decrease of cash flow from inventories and lower net income, which were offset partially by the increase of cash flow from accounts payable.

Cash Used in Investing Activities

The decrease in net cash used in investing activities was due primarily to the decrease in net impact of purchases, maturities and sales of marketable securities, partially offset by increased purchases of property and equipment.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities was the result of the decrease in proceeds from option exercises.

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

	June 30,	December 31,
(In thousands)	2019	2018
Cash, cash equivalents, and restricted cash	$117,790	$139,747
Short-term marketable securities	122,637	199,937
Long-term marketable securities	369,665	263,117
Total cash, cash equivalents, restricted cash and marketable securities	$610,092	$602,801

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2020. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of June 30, 2019, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of June 30, 2019. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
3.1	Amended and Restated Bylaws effective as of May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on May 2, 2019).
3.2	Redline of Section 3.4 of Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on May 2, 2019.
10.1*	Credit Agreement, dated June 1, 2019, by and between Globus Medical, Inc., Globus Medical North America, Inc. and Wells Fargo Bank, National Association
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	August 1, 2019	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	August 1, 2019	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Executive Vice President
Chief Financial Officer
Chief Commercial Officer
(Principal Financial Officer)