Form 10-Q
period 2019-09-30
GLOBUS MEDICAL INC
filed 2019-11-06
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of October 31, 2019 was 99,409,253 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except par value)	2019	2018
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$166,190	$139,747
Short-term marketable securities	111,402	199,937
Accounts receivable, net of allowances of $6,559 and $4,226, respectively	141,545	137,067
Inventories	187,060	131,254
Prepaid expenses and other current assets	14,835	15,387
Income taxes receivable	16,031	7,289
Total current assets	637,063	630,681
Property and equipment, net of accumulated depreciation of $237,516 and $216,809, respectively	197,098	171,873
Long-term marketable securities	383,099	263,117
Intangible assets, net	81,969	87,323
Goodwill	129,004	123,734
Other assets	15,212	10,364
Deferred income taxes	8,737	13,578
Total assets	$1,452,182	$1,300,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,137	$25,895
Accrued expenses	60,695	59,878
Income taxes payable	357	917
Business acquisition liabilities	5,603	6,830
Deferred revenue	4,129	2,598
Total current liabilities	94,921	96,118
Business acquisition liabilities, net of current portion	3,288	3,288
Deferred income taxes	7,023	8,114
Other liabilities	8,155	7,634
Total liabilities	113,387	115,154
Commitments and contingencies (Note 13)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 76,973 and 76,143 shares at September 30, 2019 and December 31, 2018, respectively	77	76
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 22,430 and 22,430 shares at September 30, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	339,120	299,869
Accumulated other comprehensive loss	(2,826)	(7,172)
Retained earnings	1,002,402	892,721
Total equity	1,338,795	1,185,516
Total liabilities and equity	$1,452,182	$1,300,670

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Sales	$196,215	$169,236	$573,701	$517,031
Cost of goods sold	45,387	37,849	131,214	113,456
Gross profit	150,828	131,387	442,487	403,575

Operating expenses:
Research and development	14,508	15,527	44,577	41,738
Selling, general and administrative	88,455	75,131	262,618	227,949
Provision for litigation	1,625	—	1,625	—
Amortization of intangibles	3,620	2,160	10,412	6,525
Acquisition related costs	559	268	1,245	1,289
Total operating expenses	108,767	93,086	320,477	277,501

Operating income	42,061	38,301	122,010	126,074

Other income, net
Interest income/(expense), net	4,377	3,852	12,954	9,114
Foreign currency transaction gain/(loss)	145	(26)	123	312
Other income/(expense)	169	470	410	5,478
Total other income/(expense), net	4,691	4,296	13,487	14,904

Income before income taxes	46,752	42,597	135,497	140,978
Income tax provision	8,445	7,389	25,816	21,254

Net income	$38,307	$35,208	$109,681	$119,724

Earnings per share:
Basic	$0.39	$0.36	$1.11	$1.23
Diluted	$0.38	$0.35	$1.08	$1.18
Weighted average shares outstanding:
Basic	99,238	98,328	98,998	97,671
Dilutive stock options	2,862	3,476	2,687	3,604
Diluted	102,100	101,804	101,685	101,275

Anti-dilutive stock options excluded from weighted average calculation	5,108	1,950	4,939	1,892

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net income	$38,307	$35,208	$109,681	$119,724
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	244	96	4,027	29
Foreign currency translation gain/(loss)	(1,342)	(116)	319	50
Total other comprehensive income/(loss)	(1,098)	(20)	4,346	79
Comprehensive income	$37,209	$35,188	$114,027	$119,803

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$109,681	$119,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,688	29,694
Amortization of premium (discount) on marketable securities	(1,008)	1,808
Write-down for excess and obsolete inventories	1,939	8,326
Stock-based compensation expense	19,647	17,078
Allowance for doubtful accounts	2,732	388
Change in fair value of business acquisition liabilities	579	592
Change in deferred income taxes	2,434	1,606
(Gain)/loss on disposal of assets, net	518	(3,694)
(Increase)/decrease in:
Accounts receivable	(5,367)	(2,900)
Inventories	(40,869)	(23,042)
Prepaid expenses and other assets	(3,044)	(81)
Increase/(decrease) in:
Accounts payable	(158)	(4,858)
Accrued expenses and other liabilities	1,225	(1,965)
Income taxes payable/receivable	(9,331)	(5,324)
Net cash provided by operating activities	117,666	137,352
Cash flows from investing activities:
Purchases of marketable securities	(277,446)	(382,347)
Maturities of marketable securities	205,818	210,066
Sales of marketable securities	46,474	85,234
Purchases of property and equipment	(54,957)	(42,538)
Proceeds from sale of assets	—	4,000
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(24,135)	(14,825)
Net cash used in investing activities	(104,246)	(140,410)
Cash flows from financing activities:
Payment of business acquisition liabilities	(6,096)	(6,513)
Proceeds from exercise of stock options	19,350	36,245
Net cash provided by financing activities	13,254	29,732
Effect of foreign exchange rate on cash	(231)	(196)
Net increase in cash, cash equivalents, and restricted cash	26,443	26,478
Cash, cash equivalents, and restricted cash at beginning of period	139,747	118,817
Cash, cash equivalents, and restricted cash at end of period	$166,190	$145,295
Supplemental disclosures of cash flow information:
Interest paid	57	—
Income taxes paid	$34,056	$24,894

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(e) Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2019	2018	2018	2017
Cash and cash equivalents	$166,090	$139,647	$145,295	$118,817
Restricted cash	100	100	—	—
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$166,190	$139,747	$145,295	$118,817

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations, and asset-backed securities, and are classified as available-for-sale as of September 30, 2019. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(h) Property and Equipment

Purchases of property and equipment included in accounts payable and accrued expenses were $6.0 million and $7.9 million during the nine months ended September 30, 2019 and 2018, respectively.

(i) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. For purposes of disclosing disaggregated revenue, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies, based on the timing of revenue recognition. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are the advanced hardware and software systems and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts typically contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three and nine months ended September 30, 2019, there was an immaterial amount of revenue recognized from previously deferred revenue.

Disaggregation of Revenue

The following table represents total sales by revenue stream:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Musculoskeletal Solutions products	$182,324	$163,068	$540,620	$484,400
Enabling Technologies products	13,891	6,168	33,081	32,631
Total sales	$196,215	$169,236	$573,701	$517,031

(j) Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019. The Company does not plan to early adopt this ASU and the Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

In January 2017, the FASB released ASU 2017-04, Intangibles - Goodwill and Other (Topic 805): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the Step 2 calculation for the implied fair value of goodwill to measure a goodwill impairment charge. Under the updated standard, an entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows an entity to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This update is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company does not plan to early adopt this ASU and the Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In August 2018, the FASB released ASU 2018-13, Fair Value Measurement (Topic 820), (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, including the consideration of costs and benefits. This update is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not plan to early adopt this ASU and the Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

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

NOTE 2. BUSINESS COMBINATIONS

During the second quarter of 2019, the Company acquired substantially all of the assets of StelKast, Inc. (the “StelKast Acquisition”), a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. The Company has included the financial results from the StelKast Acquisition in our condensed financial statements from the acquisition date, and the results from the StelKast Acquisition were not material to our condensed financial statements. The fair value of the net assets acquired is $28.4 million, which consisted of approximately $24.1 million of cash paid at closing, plus a potential $4.3 million contingent consideration payment based on product sales milestones. The Company recorded identifiable net assets, based on their preliminary estimated fair values, related to inventory of $15.3 million, fixed assets of $4.2 million and customer relationships of $3.9 million and goodwill of $5.2 million.

As of September 30, 2019, the maximum aggregated undiscounted amount of contingent consideration potentially payable related to this acquisition is $5.0 million.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

A summary of intangible assets is presented below:

		September 30, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(1,967)	$2,033
Customer relationships & other intangibles	7.0	47,285	(23,007)	24,278
Developed technology	8.6	57,314	(8,457)	48,857
Patents	16.3	8,372	(1,571)	6,801
Total intangible assets		$116,971	$(35,002)	$81,969

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

A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2017	$123,890
Additions and adjustments	—
Foreign exchange	(156)
December 31, 2018	123,734
Additions and adjustments	5,173
Foreign exchange	97
September 30, 2019	$129,004

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

		September 30, 2019
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$4,665	$24	$—	$4,689
Corporate debt securities	Less than 1	50,539	188	—	50,727
Commercial paper	Less than 1	41,229	3	(5)	41,227
U.S. government and agency securities	Less than 1	9,994	1	—	9,995
Asset-backed securities	Less than 1	4,760	4	(0)	4,764
Total short-term marketable securities		$111,187	$220	$(5)	$111,402

Long-term:
Municipal bonds	1 - 3	$29,935	$246	$(1)	$30,180
Corporate debt securities	1 - 3	189,283	2,673	—	191,956
Asset-backed securities	1 - 3	151,206	1,868	(23)	153,051
U.S. government and agency securities	1 - 2	7,842	70	—	7,912
Total long-term marketable securities		$378,266	$4,857	$(24)	$383,099

		December 31, 2018
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$14,923	$—	$(25)	$14,898
Corporate debt securities	Less than 1	118,823	—	(185)	118,638
Commercial paper	Less than 1	50,202	3	(11)	50,194
U.S. government and agency securities	Less than 1	4,497	—	(1)	4,496
Asset-backed securities	Less than 1	11,765	—	(54)	11,711
Total short-term marketable securities		$200,210	$3	$(276)	$199,937

Long-term:
Municipal bonds	1 - 2	$2,676	$—	$(4)	$2,672
Corporate debt securities	1 - 3	127,676	196	(295)	127,577
Asset-backed securities	1 - 3	128,297	262	(89)	128,470
U.S. government and agency securities	1 - 3	4,411	—	(13)	4,398
Total long-term marketable securities		$263,060	$458	$(401)	$263,117

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

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

(In thousands)	Balance at September 30, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents	$35,712	$750	$34,962	$—
Municipal bonds	34,869	—	34,869	—
Corporate debt securities	242,684	—	242,684	—
Commercial paper	41,227	—	41,227	—
Asset-backed securities	157,815	—	157,815	—
Government, federal agency, and other sovereign obligations	17,907	—	17,907	—
Liabilities
Business acquisition liabilities	8,891	—	—	8,891

(In thousands)	Balance at December 31, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,040	$259	$47,781	$—
Municipal bonds	17,570	—	17,570	—
Corporate debt securities	246,215	—	246,215	—
Commercial paper	50,194	—	50,194	—
Asset-backed securities	140,181	—	140,181	—
Government, federal agency, and other sovereign obligations	8,894	—	8,894	—
Liabilities
Business acquisition liabilities	10,118	—	—	10,118

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

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2018:

(In thousands)	Fair Value at September 30, 2019	Valuation technique	Unobservable input	Range
			Discount rate	4.7%	-	8.5%
Revenue-based payments	$8,891	Discounted cash flow	Probability of payment	75%	-	100%
			Projected year of payment	2019	-	2029

The following table provides a reconciliation of the beginning and ending balances of business acquisition liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$9,304	$10,322	$10,118	$15,919
Purchase price contingent consideration	—	—	4,299	—
Changes resulting from foreign currency fluctuations	—	135	(9)	72
Contingent payments	(463)	(563)	(6,096)	(6,513)
Changes in fair value of business acquisition liabilities	50	177	579	593
Ending balance	$8,891	$10,071	$8,891	$10,071

NOTE 7. INVENTORIES

	September 30,	December 31,
(In thousands)	2019	2018
Raw materials	$32,107	$20,740
Work in process	14,756	13,179
Finished goods	140,197	97,335
Total inventories	$187,060	$131,254

NOTE 8. ACCRUED EXPENSES

	September 30,	December 31,
(In thousands)	2019	2018
Compensation and other employee-related costs	$32,238	$32,465
Legal and other settlements and expenses	4,468	6,684
Accrued non-income taxes	4,166	3,593
Royalties	2,159	2,500
Other	17,664	14,636
Total accrued expenses	$60,695	$59,878

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9. DEBT

Line of Credit

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2020. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2019, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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

Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
September 30, 2019	76,972,926	22,430,097	—	99,403,023
December 31, 2018	76,143,257	22,430,097	—	98,573,354

The following table summarizes changes in total equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Total equity, beginning of period	$1,287,526	$1,097,186	$1,185,516	$967,778
Net income	38,307	35,208	109,681	119,724
Stock-based compensation cost	6,978	5,631	19,902	17,291
Exercise of stock options	7,082	3,112	19,350	36,245
Other comprehensive income	(1,098)	(20)	4,346	79
Total equity, end of period	$1,338,795	$1,141,117	$1,338,795	$1,141,117

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2018	$(168)	$(7,004)	$(7,172)
Other comprehensive (loss)/income before reclassifications	5,266	319	5,585
Amounts reclassified from accumulated other comprehensive income, net of tax	(1,239)	—	(1,239)
Other comprehensive (loss)/income, net of tax	4,027	319	4,346
Accumulated other comprehensive loss, net of tax, at September 30, 2019	$3,859	$(6,685)	$(2,826)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2017	$(313)	$(6,594)	$(6,907)
Other comprehensive (loss)/income before reclassifications	42	50	92
Amounts reclassified from accumulated other comprehensive income, net of tax	(13)	—	(13)
Other comprehensive (loss)/income, net of tax	29	50	79
Accumulated other comprehensive loss, net of tax, at September 30, 2018	$(284)	$(6,544)	$(6,828)

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

As of September 30, 2019, pursuant to the 2012 Plan, there were 14,905,194 shares of Class A Common stock reserved and 909,737 shares of Class A Common stock available for future grants.

The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Weighted average grant date fair value per share	$13.43	$15.87	$13.61	$14.81

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock option activity during the nine months ended September 30, 2019 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2018	9,668	$31.45
Granted	2,643	45.77
Exercised	(829)	23.45
Forfeited	(525)	39.77
Outstanding at September 30, 2019	10,957	$35.10	7.5	$177,212
Exercisable at September 30, 2019	5,031	$26.70	6.1	$123,055
Expected to vest at September 30, 2019	5,926	$42.24	8.6	$54,157

The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Intrinsic value of stock options exercised	$8,849	$7,565	$19,533	$55,719

Stock-based compensation expense	$6,898	$5,545	$19,647	$17,078
Net stock-based compensation capitalized into inventory	80	86	255	213
Total stock-based compensation cost	$6,978	$5,631	$19,902	$17,291

As of June 30, 2019, there was $64.2 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

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

The following table provides a summary of our effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Effective income tax rate	18.1%	17.3%	19.1%	15.1%

The change in effective income tax rates for the three and nine months ended September 30, 2019 and 2018 are primarily driven by changes in state tax laws. The change in the effective income tax rates for the nine months ended September 30, 2019 and 2018 is primarily driven by the reduction of benefits related to the exercise of stock based compensation (ASU 2016-09).

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

NOTE 14. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Our leases have initial lease terms ranging from one year to fourteen years. Certain leases contain options to extend terms beyond the lease termination date. In these leases, we use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and for how long. Leases that have terms of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of September 30, 2019, the Company’s short-term lease commitments and sublease income are immaterial.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Amounts reported in the Consolidated Balance Sheet as of the nine months ended September 30, 2019 were as follows:

(In thousands, except weighted average lease term and discount rate)
Operating leases:
Right of use assets	$2,129

Lease liability - short term	1,258
Lease liability - long term	871
Total operating lease liability	$2,129

Lease expense as of September 30, 2019	$2,318

Weighted-average remaining lease term - operating leases (in years)	2.6

Weighted-average discount rate	4.0%

Future minimum lease payments under non-cancellable leases as of the quarter ended September 30, 2019 are as follows:

(In thousands)	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$375
2020	1,095
2021	348
2022	225
2023	165
Thereafter	89
Total undiscounted leases payments	$2,297
Less : imputed interest	168
Total lease liabilities	$2,129

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

The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
United States	$162,697	$139,097	$470,224	$429,823
International	33,518	30,139	103,477	87,208
Total sales	$196,215	$169,236	$573,701	$517,031

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

During the nine months ended September 30, 2019, our international sales accounted for approximately 18% of our total sales. We have sold our products in approximately 50 countries outside the United States through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
United States	$162,697	$139,097	$23,600	17.0%
International	33,518	30,139	3,379	11.2%
Total sales	$196,215	$169,236	$26,979	15.9%

In the United States, the increase in sales of $23.6 million was due primarily to increased spine product sales resulting from penetration in existing territories and increased INR technology sales.

Internationally, the increase in sales of $3.4 million was due primarily to increased spine product sales in Japan and other existing countries. On a constant currency basis, our international sales grew $3.3 million, or by 11.1%, and our worldwide sales increased 15.9%.

Cost of Goods Sold

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Cost of goods sold	$45,387	$37,849	$7,538	19.9%
Percentage of sales	23.1%	22.4%

The $7.5 million net increase in cost of goods sold was primarily due to higher volumes, product mix, and depreciation. These increases were partially offset by lower write-downs of excess and obsolete inventory.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Research and Development Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Research and development	$14,508	$15,527	$(1,019)	-6.6%
Percentage of sales	7.4%	9.2%

The decrease in research and development expenses was due primarily to a one-time licensing fee in the three months ended September 30, 2018, which did not reoccur in the three months ended September 30, 2019.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Selling, general and administrative	$88,455	$75,131	$13,324	17.7%
Percentage of sales	45.1%	44.4%

The increase in selling, general and administrative expenses was primarily due to an increase of $8.2 million in selling and marketing expenses relating to continued build out of the U.S., orthopedic trauma and INR technology sales forces, as well as increases in the international sales forces to further penetrate those markets. This increase was also impacted by surgeon education expense of $1.1 million and stock compensation expense of $1.0 million.

Provision for Litigation

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Provision for litigation	$1,625	$—	$1,625	100.0%
Percentage of sales	0.8%	—

The increase in provision for litigation, which includes settlement and verdict costs, was primarily due to the timing and amount of settlements between the two periods.

Amortization of Intangibles

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Amortization of intangibles	$3,620	$2,160	$1,460	67.6%
Percentage of sales	1.8%	1.3%

The increase in the amortization of intangibles is primarily due to the developed technology intangible assets acquired in connection with the StelKast, KB Medical and Nemaris Acquisitions.

Acquisition Related Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Acquisition related costs	$559	$268	$291	108.7%
Percentage of sales	0.3%	0.2%

The increase in acquisition related cost is primarily due to the timing of acquisitions.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Other Income, Net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Other income, net	$4,691	$4,296	$395	9.2%
Percentage of sales	2.4%	2.5%

The increase in other income, net was due primarily to increase in interest income from marketable securities during the three months ended September 30, 2019.

Income Tax Provision

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Income tax provision	$8,445	$7,389	$1,056	14.3%
Effective income tax rate	18.1%	17.3%

The increase in income tax provision is primarily driven by the increase in income before income taxes. The change in the effective income tax rates between the current year and prior year periods is primarily driven by changes in state tax laws.

September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
United States	$470,224	$429,823	$40,401	9.3%
International	103,477	87,208	16,269	19.0%
Total sales	$573,701	$517,031	$56,670	11.0%

In the United States, the increase in sales of $40.4 million was due primarily to increased spine product sales resulting from penetration in existing territories.

Internationally, the increase in sales of $16.3 million was due primarily to increased sales in Japan and other existing countries combined with increased INR technology sales. On a constant currency basis, our international sales grew $18.9 million, or by 21.8%, and our worldwide sales increased 11.4%.

Cost of Goods Sold

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Cost of goods sold	$131,214	$113,456	$17,758	15.7%
Percentage of sales	22.9%	21.9%

The $17.8 million net increase in cost of goods sold was primarily due to higher volumes, product mix, and depreciation. These increases were partially offset by lower write-downs of excess and obsolete inventory.

Research and Development Expenses

Nine Months Ended

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Research and development	$44,577	$41,738	$2,839	6.8%
Percentage of sales	7.8%	8.1%

The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our INR technology group and increased supplies for furthering research activities and developing new innovative products, which increases were partially offset by the one-time licensing fee in the nine months ended September 30, 2018 that did not reoccur in the nine months ended September 30, 2019.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Selling, general and administrative	$262,618	$227,949	$34,669	15.2%
Percentage of sales	45.8%	44.1%

The increase in selling, general and administrative expenses was primarily due to an increase of $25.4 million in selling and marketing expenses relating to continued build out of the U.S., orthopedic trauma and INR technology sales forces, as well as increases in the international sales forces to further penetrate those markets.

Provision for Litigation

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Provision for litigation	$1,625	$—	$1,625	100.0%
Percentage of sales	0.3%	—

The increase in provision for litigation, which includes settlement and verdict costs, was primarily due to the timing and amount of settlements between the two periods.

Amortization of Intangibles

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Amortization of intangibles	$10,412	$6,525	$3,887	59.6%
Percentage of sales	1.8%	1.3%

The increase in the amortization of intangibles is primarily due to the developed technology intangible assets acquired in connection with the StelKast, KB Medical and Nemaris Acquisitions.

Acquisition Related Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Acquisition related costs	$1,245	$1,289	$(44)	-3.4%
Percentage of sales	0.2%	0.2%

Acquisition related costs remained consistent for the nine months ended September 30, 2019 as compared to the nine-months ended September 30, 2018.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Other Income, Net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Other income, net	$13,487	$14,904	$(1,417)	-9.5%
Percentage of sales	2.4%	2.9%

The decrease in other income, net was due primarily to the gain on sale of assets of $4.6 million during the nine-months ended September 30, 2018, partially offset by increased interest income from marketable securities.

Income Tax Provision

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2019	2018	$	%
Income tax provision	$25,816	$21,254	$4,562	21.5%
Effective income tax rate	19.1%	15.1%

The increase in income tax provision is primarily driven by the increase in income before income taxes. The change in the effective income tax rate between the current year and prior year periods is primarily driven by the reduction of benefits related to the exercise of stock based compensation.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except percentages)	2019	2018	2019	2018
Net income	$38,307	$35,208	$109,681	$119,724
Interest income, net	(4,377)	(3,852)	(12,954)	(9,114)
Provision for income taxes	8,445	7,389	25,816	21,254
Depreciation and amortization	13,575	10,461	38,688	29,694
EBITDA	55,950	49,206	161,231	161,558
Stock-based compensation expense	6,898	5,545	19,647	17,078
Provision for litigation	1,625	—	1,625	—
Acquisition related costs/licensing	1,040	2,169	2,011	3,847
Net (gain) loss from sale of assets	—	764	—	(3,593)
Adjusted EBITDA	$65,513	$57,684	$184,514	$178,890

Net income as a percentage of sales	19.5%	20.8%	19.1%	23.2%
Adjusted EBITDA as a percentage of sales	33.4%	34.1%	32.2%	34.6%

In addition, for the period ended September 30, 2019 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, net gain from the sale of assets, and adjusted for the tax effects of such adjustments. The tax impact of these non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.

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

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net income	$38,307	$35,208	$109,681	$119,724
Provision for litigation	1,625	—	1,625	—
Amortization of intangibles	3,620	2,160	10,412	6,525
Acquisition related costs/licensing	1,040	2,169	2,011	3,847
Net (gain) loss from sale of assets	—	764	—	(3,593)
Tax effect of adjusting items	(1,135)	(884)	(2,659)	(1,248)
Non-GAAP net income	$43,457	$39,417	$121,070	$125,255

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Diluted earnings per share, as reported	$0.38	$0.35	$1.08	$1.18
Provision for litigation	0.02	—	0.02	—
Amortization of intangibles	0.04	0.02	0.10	0.06
Acquisition related costs/licensing	0.01	0.02	0.02	0.04
Net (gain) loss from sale of assets	—	0.01	—	(0.04)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Tax effect of adjusting items	(0.01)	(0.01)	(0.03)	(0.01)
Non-GAAP diluted earnings per share	$0.43	$0.39	$1.19	$1.24

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net cash provided by operating activities	$55,866	$51,788	$117,666	$137,352
Purchases of property and equipment	(12,062)	(15,371)	(54,957)	(42,538)
Free cash flow	$43,804	$36,417	$62,709	$94,814

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

	Three Months Ended		Reported	Currency Impact on	Constant Currency
	September 30,		Sales	Current	Sales
(In thousands, except percentages)	2019	2018	Growth	Period Sales	Growth
United States	$162,697	$139,097	17.0%	$—	17.0%
International	33,518	30,139	11.2%	(37)	11.3%
Total Sales	$196,215	$169,236	15.9%	$(37)	16.0%

	Nine Months Ended		Reported	Currency Impact on	Constant Currency
	September 30,		Sales	Current	Sales
(In thousands, except percentages)	2019	2018	Growth	Period Sales	Growth
United States	$470,224	$429,823	9.3%	$—	9.3%
International	103,477	87,208	19.0%	(2,408)	21.8%
Total Sales	$573,701	$517,031	11.0%	$(2,408)	11.4%

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,		Change
(In thousands)	2019	2018	$
Net cash provided by operating activities	$117,666	$137,352	$(19,686)
Net cash used in investing activities	(104,246)	(140,410)	36,164
Net cash provided by financing activities	13,254	29,732	(16,478)
Effect of foreign exchange rate changes on cash	(231)	(196)	(35)
Increase (decrease) in cash, cash equivalents, and restricted cash	$26,443	$26,478	$(35)

Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily due to the decrease of cash flow from inventories and lower net income, which were offset partially by the increase of cash flow from accounts payable and accrued expenses.

Cash Used in Investing Activities

The decrease in net cash used in investing activities was due primarily to the decrease in net impact of purchases, maturities and sales of marketable securities, partially offset by increased purchases of property and equipment.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities was the result of the decrease in proceeds from option exercises.

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

	September 30,	December 31,
(In thousands)	2019	2018
Cash, cash equivalents, and restricted cash	$166,190	$139,747
Short-term marketable securities	111,402	199,937
Long-term marketable securities	383,099	263,117
Total cash, cash equivalents, restricted cash and marketable securities	$660,691	$602,801

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2020. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of September 30, 2019, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of September 30, 2019. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity,

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Item
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	November 6, 2019	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	November 6, 2019	/s/ KEITH PFEIL

Keith Pfeil
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)