Form 10-K
period 2019-12-31
GLOBUS MEDICAL INC
filed 2020-02-20
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 001-35621

GLOBUS MEDICAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3744954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2560 General Armistead Avenue, Audubon, PA 19403	(610) 930-1800
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $.001 per share	GMED	New York Stock Exchange

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2019, as reported on the New York Stock Exchange, was approximately $3.3 billion.

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of February 17, 2020 was 99,835,463 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2019, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 1. Business

Overview

Globus Medical, Inc. (together, as applicable, with its consolidated subsidiaries, “Globus,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals, ambulatory surgery centers and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives. We have expanded our sales operations across the globe and now serve customers in 51 countries worldwide.

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

Our broad spectrum of spine products addresses the vast majority of conditions affecting the spine including degenerative conditions, deformity, tumors, and trauma. With over 16 years in this competitive market, we provide comprehensive solutions that facilitate both open and minimally invasive surgery (“MIS”) techniques. This includes traditional fusion implants such as pedicle screw and rod systems, plating systems, intervertebral spacers and corpectomy devices. We believe we pioneered innovative expandable implant solutions for interbody fusion, corpectomy and interspinous fixation that allow intraoperative customization of our devices to the patient’s anatomy and may help save surgical time by eliminating sequential trialing. We have also developed treatment options for motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous distraction devices, and interventional pain management solutions to treat vertebral compression fractures. Regenerative biologic products such as allografts and synthetic alternatives are adjunctive treatments typically used in combination with stabilizing implant hardware.

Our orthopedic trauma solutions are designed to treat a wide variety of orthopedic fracture patterns and patient anatomies in the upper and lower extremities as well as the hip and other bony anatomy. To date, Globus has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for numerous orthopedic trauma and extremity products, covering four major segments of the orthopedic trauma market - fracture plates, compression screws, intramedullary nails, and external fixation. We began marketing the first of these products in 2018 and we intend to significantly grow our presence in this field. Fracture plating includes proximal humerus, distal radius, proximal tibia, distal fibula, small fragment, mini-fragment and clavicle plates. Intramedullary nailing includes tibial, trochanteric, and femoral nail systems. Regenerative biologic products such as bone void fillers and allograft struts are also used in orthopedic procedures where applicable.

Our hip and knee joint solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use with StelKast, Inc. Over 17 different implant families have been marketed to date, including modular hip stems and acetabular cups for total hip arthroplasty as well as posterior stabilizing and cruciate retaining knee arthroplasty implants.

Enabling Technologies

Enabling Technologies are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities and streamline surgical procedures to be safer, less invasive, more accurate, and more reproducible, to ultimately improve patient care and reduce radiation exposure for all involved.

Our current enabling technologies are comprised of imaging, navigation and robotic (“INR”) assisted surgery solutions. This includes the ExcelsiusGPS® platform, a robotic guidance and navigation system that supports minimally invasive and open procedures by improving visualization of patient anatomy using patient images and by guiding instruments and implants to the specified trajectory using a robotic arm, to ultimately enhance the surgeon’s decision making process. The ExcelsiusGPS® platform has a modular design that can be used for a variety of screw placement applications, and we expect that it will serve as a foundation for future clinical applications using artificial intelligence and augmented reality. Surgimap® pre-planning software is used for effortless and convenient surgical planning at any time.

Globus’ innovative Enabling Technologies offer surgeons more information about patient anatomy and surgical options to help them to make well-informed surgical decisions. We believe the advantages of pre-planning implant position and viewing instruments and implants with respect to patient anatomy during surgery are self-evident, with significant secondary gains such as eliminating radiation exposure altogether.

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

During the year ended December 31, 2019, our international sales accounted for approximately 17.5% of our total sales. We currently sell our products through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Strategy

Our goal is to become the market leader in providing innovative Musculoskeletal Solutions and Enabling Technologies to promote healing in patients with musculoskeletal disorders. To achieve this goal, we employ the following business strategies:

•Leverage our integrated product development engine. We plan to continue developing new Musculoskeletal Solutions products and Enabling Technologies products, using our product development engine. We believe our team-oriented approach, active surgeon input, and demonstrated capabilities position us to maintain a rapid rate of new product launches. We launched seventeen new products in 2019, have potential new products in various stages of development, and expect to regularly launch new products.

•Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our exclusive U.S. sales force in the spine, trauma, and INR areas. We expect to increase the number of our direct and distributor sales representatives in the United States to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity.

•Continue to expand into international markets. As of December 31, 2019, we had an existing direct or distributor sales presence in 50 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional Musculoskeletal Solutions and Enabling Technologies products and through the expansion of our international sales force.

•Pursue strategic acquisitions and alliances. In 2016, we acquired the international operations and distribution channel of Alphatec Holdings, Inc. to increase our worldwide footprint. In 2017, we acquired KB Medical SA, developer of a computer-assisted robotic guidance system and in 2018, we acquired Nemaris Inc., a privately held company that markets and develops Surgimap®, a leading surgical planning software platform, to further bolster our efforts to advance surgical procedures through Enabling Technologies. In 2019, we acquired substantially all of the assets of StelKast, Inc., a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. We intend to selectively pursue acquisitions and alliances that complement our strategic plan and provide innovative technologies, personnel with significant relevant experience, or increased market penetration. We are currently evaluating possible acquisitions and strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

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

We believe the musculoskeletal market will continue to experience growth as a result of the following market influences:

•Favorable patient demographics. The worldwide population is growing and aging, and improvements in healthcare have led to increasing life expectancies worldwide and the opportunity to lead more active lifestyles. This population is more prone to musculoskeletal degeneration, traumatic fractures, and challenging complications. These trends are expected to generate increased demand for surgical intervention.

•Improving technologies within Musculoskeletal Solutions leading to increased use in surgical procedures. We expect the number of spinal and orthopedic surgery cases to grow as product innovation makes surgery a more attractive option for patients. We also expect these innovations to differentiate Globus products from competitive products and make them more attractive to surgeons.

•Musculoskeletal Solutions driving earlier interventions and creating an expanded patient base. Newer technological innovations have enabled novel surgical procedures, improvements to existing surgical procedures, the treatment of musculoskeletal disorders by new physician specialties, and surgical intervention earlier in the continuum of care, all of which may result in better patient outcomes. As a result, we expect continued advancements within Musculoskeletal Solutions supported by surgical Enabling Technologies, including INR systems, to increase the size of the addressable patient population for spine surgery.

•Shift of MIS procedures performed using Enabling Technology in outpatient settings. The effectiveness and shorter surgical times associated with MIS spine procedures is facilitating a larger number of treatments to be performed in ambulatory surgery centers, which increases availability and access to patients. We believe Enabling Technologies provide more access to MIS surgery and facilitate best-in-class treatment modalities.

•Continued growth of musculoskeletal procedures worldwide. We believe that improvements to the standard of care outside of the United States will increase the international demand for musculoskeletal products. We believe innovative technologies are increasingly being used in previously underserved markets as the breadth of available innovative treatment options grow.

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

We believe that growth in Enabling Technologies will result from the following market influences:

•Demand for minimally invasive surgery. Patients are more actively seeking the least invasive and safest surgical treatment options available. As the benefits of robotic assisted surgery in enabling less invasive surgical techniques become known, we believe hospitals will equip themselves with these technologies to satisfy patient demand.

•Hospital cost reduction initiatives. Enabling Technologies products may facilitate less invasive surgical procedures leading to shorter hospital stays with potentially fewer complications rates, which may lead to lower overall treatment costs per patient for the hospital. As hospitals evaluate 30 day readmissions and surgical complication rates for possible cost savings, we expect that the use of Enabling Technologies across multiple surgical specialties will help facilitate less invasive and less costly procedures.

•Integration of robotic training into medical residency programs. As more surgeon trainees, including fellows and residents, participate in programs incorporating imaging, navigation and robotics into their medical training, they are expected to drive widespread adoption of Enabling Technologies within each surgical specialty.

•Increased emphasis on physician and operating room staff safety. Orthopedic surgery currently requires significant intraoperative radiation exposure to facilitate implant placement. Repeated fluoroscopy exposure to patients, surgeons and their staff is hazardous and has been linked to cancer, cataracts, and other side effects. We believe that Enabling Technologies have the potential to significantly reduce and potentially eliminate the need for intraoperative fluoroscopy which we believe will help drive demand for its implementation.

The Globus Solution

We believe that our focus on actively listening to the needs of our customers, and fostering a culture of urgency throughout the entire organization to quickly respond to these needs with high quality solutions, separates us from our industry peers. Since 2003 we have introduced more than 200 products designed for the treatment of musculoskeletal disorders. Given our robust product portfolio of unique and differentiated products, as well as the numerous disruptive products in various stages of development, we believe we are well positioned for growth in the spine and orthopedic trauma markets.

Musculoskeletal Solution

Our Spine product portfolio includes a wide range of implant and surgical approach options that can be used to treat degenerative, deformity, tumor and trauma conditions affecting the entire spine, from the occiput to the sacrum, while accommodating various surgical techniques preferred by surgeons.

We believe that we have the most comprehensive expandable spacer portfolio in today’s market, with over 16 implant options, designed for a wide variety of procedures including Posterior Lumbar Interbody Fusion, Transforaminal Lumbar Interbody Fusion, Lateral Lumbar Interbody Fusion, Anterior Lumbar Interbody Fusion, Endoscopic Lumbar Interbody Fusion and Corpectomy procedures. Expandable product families, which include RISE®, RISE-L®, CALIBER®, CALIBER®-L, ALTERA®, ELSA®, ELSA®-ATP, SABLETM, MAGNIFY®, MAGNIFY®-S, FORTIFY®, and XPand®, among others, are designed to be inserted at a minimized height and then expanded during surgery for optimal fit between vertebral bodies. The expansion features ease insertion into the disc space following disc removal to help reduce trauma to the vertebral endplates and surrounding tissue, while allowing for restoration of height and lordosis.

Our fixation portfolio, including pedicle screws, rods and plates, provides strength and stability for treating degenerative and more complex spinal deformity procedures. The CREO® thoracolumbar stabilization platform enhances efficiency and ease of use with intuitively designed instruments and a complete array of implant options for treating complex pathologies. Within this platform, CREO® MIS and CREO MCS® provide percutaneous and mini-open midline approach options designed for less invasive surgery and minimal muscle disruption. CREO® Derotation and CREO® Rod Link Reducer systems help to streamline various derotation maneuvers for deformity correction, such as segmental, rib hump correction, and translation of coronally displaced vertebrae. For revision procedures, CREO® Addition provides a comprehensive range of connectors, including modular and top-loading styles, which makes extending fixation more streamlined and efficient. In 2018, we launched our first cement augmented pedicle screw system in the United States, CREO® Fenestrated, which is designed to enhance fixation using bone cement for patients with advanced stage tumors and limited life expectancy.

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

ANTHEM® Fracture Systems are anatomically contoured plates designed for a wide variety of ankle, shoulder, and wrist fractures as well as long and short bony anatomy. Combined with extensive screw options and unique instruments, the plates are designed to match patient anatomy, reduce operative time and minimize soft tissue irritation from implant prominence, a major contributor to revision surgery. They are available in numerous anatomic configurations for adult and pediatric indications. CAPTIVATE® Compression screws have an innovative feature for easy intraoperative compression and reduction of the fracture site. These screws may be used independently for fracture fixation, or used to complement fracture plate fixation in complex trauma cases.

The AUTOBAHN™ nailing platform is comprised of the Trochanteric Nail designed for trochanteric and femoral neck fractures, Antegrade/Retrograde Femoral Nail that offers either greater trochanter or piriformis fossa entry points, and the Tibial Nail which includes instruments for infrapatellar and suprapatellar approaches. Each system is designed to help streamline the procedure, increase versatility, reduce procedure time, and ultimately improve patient care.

The ARBOR® External Fixation System provides a streamlined set of external fixation devices including clamps, pins, and bars for creation of customized external fixation frames for fracture treatment. This system offers a one-clamp design for every procedure regardless of pin size. Innovative instruments allow surgeons to quickly create the frame of their choice.

Our Total Joint Arthroplasty product portfolio features orthopedic hip and knee replacement implants. The hip replacement systems offer a comprehensive portfolio of stems and acetabular components in various sizes and offsets based on clinically relevant designs with over 25 years of experience in the operating room. These systems include tapered wedge, fit and fill, and cemented design stems to suit various femur types and surgeon preference. The knee replacement systems offer solutions for partial and total reconstruction of the knee joint.  These implants were designed through virtual implantation and advanced simulation techniques for optimal fit. Primary knee implants are offered in posterior stabilized and cruciate retaining designs and allow for seamless conversion from primary to revision implants for conservation of bone.

Enabling Technologies

ExcelsiusGPS®, a robotic guidance and navigation system, is our first INR technology product to market. FDA-cleared in 2017 and CE-marked in 2016, our first commercial sale of ExcelsiusGPS® came in the fourth quarter of 2017. The ExcelsiusGPS® technology supports minimally invasive and open orthopedic and neurosurgical procedures, with applications ranging from the cervical spine to the sacroilium, long bones, and occiput. ExcelsiusGPS® seamlessly integrates with Globus implants and instruments and is compatible with pre-operative CT, intraoperative CT, and fluoroscopic imaging modalities. The system is designed to reproducibly assist in implant placement, streamline workflows, and minimize radiation exposure.

In 2018, we acquired Nemaris Inc., a privately held company that markets and develops Surgimap®, a leading surgical planning software platform. Surgimap®’s intuitive, patient-specific surgical planning and cloud-based infrastructure with predictive algorithms and visual guides enable healthcare professionals to plan and simulate surgical treatment of complex deformities. The software also enables medical professionals to share medical imaging technology globally to improve procedural workflow and patient care.

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

Sales and Marketing

We market and sell our products primarily through our exclusive global sales force. As of December 31, 2019, we had a direct or distributor sales presence in the United States and in 50 countries outside the United States. We have dedicated spinal implant, orthopedic trauma and INR sales teams in place. We sell our hip and knee products primarily through independent sales agents. We expect to continue to increase the number of our direct and distributor sales representatives in each of these three areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.

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

Advancement of Musculoskeletal Care

We are committed to the advancement of musculoskeletal care through our support of numerous educational and research programs geared towards surgeons, such as:

•national and regional educational courses;

•intensive hands-on cadaveric training on new products and new techniques;

•research collaboration and support;

•educational support; and

•fellowship support.

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

Manufacturing and Supply

We have greatly expanded our dedicated in-house manufacturing capabilities. A significant portion of our implant products are manufactured in our facilities in Eagleville, Pennsylvania. Most of our regenerative biologics products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania. The ExcelsiusGPS® robotic guidance and navigation system is assembled in our facility in Methuen, Massachusetts.

Of our implant and instrument products that are not manufactured in-house, a majority are generally manufactured through a network of third-party suppliers. Our suppliers use high precision, computer-aided manufacturing equipment to manufacture our products. We have focused on developing a strong supplier base as part of our manufacturing strategy. Our relationship with our suppliers enables significant interaction between our design engineers and project managers and the suppliers’ engineers and schedulers to work through issues arising during the entire product development cycle. The majority of our suppliers are domestic, which affords our engineers and other members of our product development team the opportunity to work closely with them to commercialize our products.

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

As of December 31, 2019, we owned 1032 issued U.S. patents (1008 utility patents; 24 design patents) and had applications pending for 520 U.S. patents (519 utility patents; 1 design patents), and we owned 451 issued foreign patents and had applications pending for 405 foreign patents. Our issued patents expired or will expire between March 2015 and February 2040.

Our trademark portfolio contains 215 registered trademarks and 75 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.

Third-Party Coverage and Reimbursement

We expect that, in the future, sales volumes and prices of our Musculoskeletal Solutions products including spinal implant, orthopedic trauma, and hip and knee arthroplasty products may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as state and federal programs including Medicare, Medicaid and Worker’s Compensation as well as private insurance plans including Blue Cross Blue Shield plans and commercial insurers. Reimbursement is dynamic and is contingent on coding for given services or procedures, coverage by third-party payors, and adequate payment for the services or procedures.

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

U.S. Food and Drug Administration Regulation

Our products are medical devices and human tissue products subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•product design and development;

•product testing, manufacturing and safety;

•post-market surveillance and reporting;

•product labeling;

•complaint handling;

•post-market approval studies; and

•product advertising, marketing and promotion.

FDA’s Pre-Market Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States requires either 510(k) clearance, grant of a de novo classification request, or a pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low or moderate risk are placed in either Class I or II. Unless classified as exempt from pre-market notification, Class I and II devices generally require the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, and devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, which typically requires approval of a PMA application. For novel Class III devices that were not previously formally classified by the FDA and that present low to moderate risk, a risk-based classification determination can be requested in accordance with the de novo request process, under which the FDA may determine that the product can be appropriately regulated as a Class I or II device. 510(k) pre-market notifications, de novo requests, and PMAs are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

Human Cell, Tissue and Cellular and Tissue Based Products

We currently distribute a number of products processed from human tissue, some of which are manufactured by third-party suppliers. The FDA regulates human tissue products as Human Cells and Cellular and Tissue Based Products (“HCT/Ps”). Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices or biologics. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, or other premarket approvals from the FDA before marketing. Tissue banks that handle HCT/Ps must register their establishments with the FDA, list their HCT/P products with the FDA, and comply with FDA donor eligibility and screening requirements, current Good Tissue Practice (“CGTP”), product labeling, and postmarket reporting requirements for HCT/Ps.

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

FDA Enforcement

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•untitled letters or warning letters;

•fines, injunctions and civil penalties;

•recall or seizure of our products;

•operating restrictions, partial suspension or total shutdown of production;

•refusing our request for 510(k) or de novo clearance or PMA of new products;

•withdrawing 510(k) clearance or PMAs that are already granted;

•refusal to grant export approval of our products; and

•criminal prosecution.

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

On October 31, 2018, we received a warning letter from the FDA resulting from an inspection of the facilities of our subsidiary Human Biologics of Texas, located in San Antonio, Texas, in April 2018. The letter described observed non-conformities to regulations for human cells, tissues, and cellular and tissue-based products relating to one allograft tissue product processed by Human Biologics of Texas and sold to end users by us. We take the matters identified in the warning letter seriously and are working diligently to address the FDA’s observations. We responded to the FDA’s warning letter on November 20, 2018, and subsequently have provided periodic updates regarding our progress towards addressing the FDA’s observations. As of December 31, 2019, this warning letter remains open.

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

In May of 2020, the EEA Member States will implement the EU Medical Device Regulation (MDR 2017/745), which will replace the current EU Medical Device Directive that governs medical devices in the EEA. All medical device companies manufacturing and/or marketing products in the EEA, including Globus, will be required to comply with the new regulation, which increases technical documentation requirements and may alter the classification of some products. Most devices that are CE marked under the EU Medical Device Directive prior to 2020 will continue to be marketed in the EU under certain conditions until 2024, at which point these products must comply with the new regulation.

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

Additionally, we must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to transfers of value provided to certain healthcare professionals. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Employees

As of December 31, 2019, we had over 2,000 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. Our employees are not subject to a collective bargaining agreement except in a single market outside the U.S., and we consider our relationship with our employees to be good.

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

Surgeons, and in certain instances, hospitals, may be hesitant to change their medical treatment practices or the products available for use to treat patients for the following reasons, among others:

•lack of experience with MIS, motion preservation, regenerative biologics or INR technologies;

•lack or perceived lack of evidence supporting additional patient benefits;

•perceived liability risks generally associated with the use of new products and procedures;

•limited or lack of availability of coverage and reimbursement within healthcare payment systems;

•costs associated with the purchase of new products and equipment; and

•the time commitment that may be required for training.

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

Third party payors, including public and private payors, may develop negative coverage policies impacting our Musculoskeletal Solutions products. In addition, some payors have changed their coverage policies to be more restrictive as to the criteria under which they will cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel degenerative disc disease, initial primary laminectomy/discectomy for nerve root decompression, or spinal stenosis. Although these coverage policy changes have not had a material impact on our business, other insurers may adopt similar coverage decisions in the future. Patients covered by these insurers may be unwilling or unable to afford lumbar fusion surgeries to treat these conditions, which could materially harm or limit our ability to sell our Musculoskeletal Solutions products designed for lumbar fusion procedures. Our business would be negatively impacted if the trend by governmental agencies or third party payors continues to reduce coverage of and/or reimbursement for procedures using our Musculoskeletal Solutions products.

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

Many of our larger competitors enjoy several competitive advantages over us, including:

•greater financial, human and other resources for product research and development, sales and marketing and litigation;

•significantly greater name recognition;

•established relationships with surgeons, hospitals and other healthcare providers;

•large and established sales and marketing and distribution networks;

•products supported by long-term clinical data;

•greater experience in obtaining and maintaining regulatory clearances or approvals for products and product enhancements;

•more expansive portfolios of intellectual property rights; and

•greater ability to cross-sell their products or to incentivize hospitals or surgeons to use their products.

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

All of the products we currently market in the United States, other than our SECURE®-C cervical disc, have either received pre-market clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) or are exempt from pre-market review. The FDA's 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside the United States, except our SECURE®-C device, which was prospectively studied through seven-year postoperative clinical study as part of the Post-Market Approval (PMA) process. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of virtually all of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability.

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

In order to increase our market share, we must enhance and broaden our product offerings in response to changing customer demands and competitive pressures and technologies. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•properly identify and anticipate surgeon and patient needs;

•develop and introduce new products or product enhancements in a timely manner;

•adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;

•demonstrate the safety and efficacy of new products; and

•obtain the necessary regulatory clearances or approvals for new products or product enhancements.

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

Our international operations expose us and our independent distributors to risks inherent in operating in foreign jurisdictions, including:

•exposure to different legal and regulatory standards;

•lack of stringent protection of intellectual property;

•obstacles to obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws;

•potentially adverse tax consequences and the complexities of foreign value-added tax systems;

•adverse changes in tariffs and trade restrictions;

•foreign exchange rate risk;

•limitations on the repatriation of earnings;

•difficulties in staffing and managing foreign operations;

•transportation delays and difficulties of managing international distribution channels;

•longer collection periods and difficulties in collecting receivables from foreign entities;

•increased financing costs; and

•political, social and economic instability and increased security concerns.

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

Our international operations account for approximately 17.5% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in Japan, the Euro zone, United Kingdom, Switzerland and Australia. As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

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

From time to time we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•problems assimilating the purchased technologies, products or business operations;

•issues maintaining uniform standards, procedures, controls and policies;

•unanticipated costs associated with acquisitions;

•diversion of management’s attention from our core business;

•adverse effects on existing business relationships with suppliers and customers;

•risks associated with entering new markets in which we have limited or no experience;

•potential loss of key employees of acquired businesses; and

•increased legal and accounting compliance costs.

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

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries we serve relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The E.U. General Data Protection Regulation (GDPR) applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules. Although there is a consistency mechanism in the GDPR, data protection authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity for compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious breaches. While we have invested significant time and resources in preparing for and complying with the GDPR, the GDPR and other similar laws and regulations (including potential new data privacy laws and regulations in the U.S.), as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices.

If we experience significant disruptions in our information technology systems, our business, results of operations and financial condition could be adversely affected.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage:

•sales and marketing, accounting and financial functions;

•inventory management;

•engineering and product development tasks; and

•our research and development data.

Our information technology systems are vulnerable to damage or interruption from:

•earthquakes, fires, floods and other natural disasters;

•terrorist attacks and attacks by computer viruses or hackers or other cybersecurity attacks or breaches;

•power losses; and

•computer systems, or Internet, telecommunications or data network failures.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

•design, development and manufacturing;

•testing, labeling, content and language of instructions for use and storage;

•clinical trials;

•product safety;

•marketing, sales and distribution;

•pre-market clearance and approval;

•record keeping procedures;

•advertising and promotion;

•recalls and field safety corrective actions;

•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•post-market approval studies; and

•product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time; see “Item 1. Business; Government Regulation” above for a summary of certain regulations to which we are subject. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

The processes by which 510(k) clearance, grant of a de novo classification request, or PMA approval is obtained can be expensive and lengthy and require the payment of significant fees. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The FDA’s goal is to review de novo classification requests within 120 to 150 FDA review days, but presently, the current average review period is about eight months. The process of obtaining a PMA is much costlier and more uncertain than the 510(k) clearance process and generally takes one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances through the 510(k) process, de novo classification, or approvals through the PMA process to market a medical device in the United States or internationally can be costly and time-consuming, and we may not be able to obtain these clearances, grants of de novo classification, or approvals on a timely basis, if at all.

In the United States, all of our currently commercialized medical device products, other than SECURE®-C have either received pre-market clearance under Section 510(k) of the FDCA or are exempt from pre-market review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline and potentially harm our ability to compete. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k), de novo, or PMA and may require us to cease distribution of the product and/or recall the product unless and until we obtain 510(k) or de novo clearance or PMA. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) or de novo clearances with respect to those products. The FDA may also reclassify devices currently on the market from Class II to Class III, which could result in additional regulatory burden requiring submission and approval of a PMA prior to marketing, or could result in the FDA rescinding a 510(k) for a previously cleared device.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

•the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•the manufacturing process or facilities we use may not meet applicable requirements.

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

Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

•untitled letters or warning letters;

•fines;

•injunctions;

•civil penalties;

•termination of distribution;

•recalls or seizures of products;

•delays in the introduction of products into the market;

•total or partial suspension of production;

•refusal of the FDA or other regulator to grant future clearances or approvals;

•withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products;

•refusal to grant export approvals; and/or

•in the most serious cases, criminal penalties.

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

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, a de novo request or approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k)-cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or PMAs are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo petitions, PMAs or PMA supplements for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

We received an FDA warning letter on October 31, 2018 related to observed non-conformities to the FDA’s HCT/P regulations. See “Item 1. Business; Government Regulation.”

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

The FDA audits compliance with the QSR and CGTP requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•operating restrictions or partial suspension or total shutdown of production;

•refusing or delaying our requests for 510(k) or de novo clearance or PMA of new products or modified products;

•withdrawing 510(k) or de novo clearances or PMAs that have already been granted;

•refusal to grant export approval for our products; or

•criminal prosecution.

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

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Examples of laws that may affect our ability to operate include:

•the Federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•the federal Health Insurance Portability and Accountability Act of 1996, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•the FCPA, which prohibits corrupt payments, gifts or transfers of value to foreign officials;

•foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•the Physician Payment Sunshine Act, which requires medical device companies to report all compensation, gifts and benefits they have provided to certain healthcare professionals.

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

We have experienced rapid growth since our inception and have increased our revenues to $785.4 million in 2019. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.

Our quarterly and annual operating results may fluctuate significantly.

Our operating results are difficult to predict and may be subject to periodic fluctuations. Our sales and results of operations will be affected by numerous factors, including:

•our ability to drive increased sales of our products;

•our ability to establish and maintain an effective and dedicated sales force;

•pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;

•results of clinical research and trials on our existing products and products in development;

•the mix of our products sold because profit margins differ amongst our products;

•timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•the ability of our suppliers to timely provide us with an adequate supply of materials and components;

•the evolving product offerings of our competitors;

•regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•interruption in the manufacturing or distribution of our products;

•the effect of competing technological, industry and market developments;

•changes in our ability to obtain regulatory clearance or approval for our products; and

•our ability to expand the geographic reach of our sales and marketing efforts.

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

Continued expansion of our business will be expensive and we may seek funds from public and private stock offerings, borrowings under our existing or future credit facilities or other sources. Our capital requirements will depend on many factors, including:

•the revenues generated by sales of our products;

•the costs associated with expanding our sales and marketing efforts;

•the expenses we incur in manufacturing and selling our products;

•the costs of developing and commercializing new products or technologies;

•the cost of obtaining and maintaining regulatory approval or clearance of our products and products in development;

•the number and timing of acquisitions and other strategic transactions;

•the costs associated with our planned international expansion;

•the costs associated with increased capital expenditures, including fixed asset purchases of instrument sets which we loan to hospitals to support surgeries; and

•unanticipated general and administrative expenses.

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

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. We are currently subject to lawsuits, and have received other written allegations, claiming that we have infringed certain patents of others in the spine industry. A summary of these cases is provided under “Item 3. Legal Proceedings” below. Any lawsuits resulting from such allegations could subject us to significant liability for damages, and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•stop selling products or using technology that contains the allegedly infringing intellectual property;

•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•incur significant legal expenses;

•pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•redesign those products that contain the allegedly infringing intellectual property, which could be costly and disruptive; or

•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

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

Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 99,825,080 shares of our Class A and Class B common stock outstanding as of December 31, 2019, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 75% of the voting power of our outstanding capital stock. In particular, as of December 31, 2019, David C. Paul, our Executive Chairman and his family members, controlled approximately 22.5% of our Class A and Class B common stock, representing approximately 74.7% of the voting power of our outstanding capital stock as of that date.

As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2019, we had 192,602,552 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.

The interests of our executive officers, directors and principal stockholders might not coincide with the interests of the other holders of our capital stock. This concentration of ownership may harm the value of our Class A common stock by, among other things:

•delaying, deferring or preventing a change in control of our company;

•impeding a merger, consolidation, takeover or other business combination involving our company; or

•causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class A Common Stock

Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” We had approximately 48 stockholders of record as of February 17, 2020. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Comparative Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from December 31, 2014 through December 31, 2019 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 2014, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2019
$300
$250
$200
$150
$100
$50
$0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Globus Medical, Inc.
S&P 500 Index - Total Return
S&P 500 Health Care Equipment Index

	December 31,
Company/Index	2014	2015	2016	2017	2018	2019
Globus Medical, Inc.	$100	$117	$104	$173	$182	$248
S&P 500 Index	$100	$101	$114	$138	$132	$174
S&P 500 Health Care Equipment	$100	$106	$113	$148	$172	$222

Item 6. Selected Financial Data

The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below.

	Year Ended
Statement of Income Data:	December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Sales	$785,368	$712,969	$635,977	$563,994	$544,753
Cost of goods sold	179,975	159,410	150,453	134,705	132,333
Gross profit	605,393	553,559	485,524	429,289	412,420
Operating expenses:
Research and development	60,073	55,496	43,679	44,532	36,312
Selling, general and administrative	354,757	311,591	267,817	222,156	210,241
Provision for litigation	2,190	5,878	2,668	3,156	(11,268)
Amortization of intangibles	13,809	9,588	7,909	3,478	1,561
Acquisition related costs	2,575	1,681	1,611	1,826	3,352
Total operating expenses	433,404	384,234	323,684	275,148	240,198
Operating income	171,989	169,325	161,840	154,141	172,222
Other income/(expense), net	17,957	19,280	8,088	3,138	583
Income before income taxes	189,946	188,605	169,928	157,279	172,805
Income tax provision	34,736	32,131	62,580	52,938	60,021
Net income	$155,210	$156,474	$107,348	$104,341	$112,784
Net income per common share:
Basic	$1.57	$1.60	$1.12	$1.09	$1.19
Diluted	$1.52	$1.54	$1.10	$1.08	$1.17
Weighted average number of common shares:
Basic	99,150	97,884	96,243	95,647	95,046
Diluted	101,998	101,316	97,887	96,432	96,073

Balance Sheet Data:	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Cash, cash equivalents, restricted cash, and marketable securities	$721,001	$602,801	$429,840	$350,756	$329,791
Working capital	576,065	534,563	527,269	433,874	462,108
Total assets	1,532,077	1,300,670	1,078,502	927,637	834,100
Business acquisition liabilities, including current portion (1)	9,549	10,118	15,919	20,080	33,314
Stockholders’ equity	$1,402,452	$1,185,516	$967,778	$832,078	$715,324

(1)

In connection with certain acquisitions completed in 2011 through 2019, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable were $21.3 million, $24.1 million, $20.6 million, $29.1 million, and $35.9 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively. The December 31, 2019 and 2018 amount includes contingent consideration related to an asset acquisition for which no liability has been recognized in the financial statements.

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

Our orthopedic trauma solutions are designed to treat a wide variety of orthopedic fracture patterns and patient anatomies in the upper and lower extremities as well as the hip. To date, Globus has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for numerous orthopedic trauma and extremity products, covering four major segments of the orthopedic trauma market - fracture plates, compression screws, intramedullary nails, and external fixation. We began marketing these products in 2018 and intend to grow our presence in this field. Fracture plating includes proximal humerus, distal radius, proximal tibia, distal fibula, small fragment, mini-fragment and clavicle plates. Intramedullary nailing includes tibial, trochanteric, and femoral nail systems. Regenerative biologic products such as bone void fillers and allograft struts are also used in orthopedic procedures where applicable.

Our hip and knee joint solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use with StelKast, Inc.  Over 40 different implants have been marketed to date, including modular hip stems and acetabular cups for total hip arthroplasty as well as posterior stabilizing and cruciate retaining knee arthroplasty implants.

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

During the year ended December 31, 2019, our international sales accounted for approximately 17.5% of our total sales. We currently sell our products in 50 countries outside the United States through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

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

Cost of Goods Sold

While we have increased our in-house implant product manufacturing capacity and assemble the ExcelsiusGPS™ system in-house, we also have products manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs from our in-house manufacturing, costs of products purchased from third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. Beginning in January 2013, our cost of goods sold increased as a result of a medical device excise tax (“MDET”) of up to 2.3% on the sale of certain medical devices in the United States. On December 20, 2019, pursuant to the Further Consolidated Appropriations Act, the MDET was repealed. Prior to its repeal, the MDET was on a four-year moratorium. As a result, the MDET does not apply to sales of taxable medical devices after December 31, 2015.

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

Revenue Recognition. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. For purposes of disclosing disaggregated revenue, we disaggregate our revenue, into two categories, Musculoskeletal Solutions and Enabling Technologies, based on the timing of revenue recognition. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee, and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are the advanced hardware and software systems and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts typically contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.

Excess and Obsolete Inventory. We state inventories at the lower of cost or market. We determine cost on a first-in, first-out basis. The majority of our inventory is finished goods. We periodically evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Once inventory has been written down, it creates a new cost basis for inventory that is not subsequently written up.

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

Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. We acquired goodwill in connection with the various acquisitions completed. Goodwill is tested for impairment at a minimum on an annual basis. The fair value is estimated using an income and discounted cash flow approach. We performed our qualitative goodwill and indefinite-lived intangible assets impairment tests in the fourth quarter of 2019 and determined that fair value of our reporting units is substantially in excess of carrying value.

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

Stock-Based Compensation Expense. We measure the cost for employee and non-employee awards at the grant date based on the fair value of the award. For employee awards, we amortize the expense, which is the fair value of the portion of the award that is ultimately expected to vest, over the requisite service periods (generally the vesting period of the equity award). We record the awards issued to non-employees at their fair value as determined in accordance with authoritative guidance, and we periodically revalue the awards as they vest, recognizing the expense over the requisite service period. We estimate the fair value of stock options using a Black-Scholes option-pricing model. Our determination of the fair value is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free rate, for periods within the contractual life of the option, is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

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

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
United States	$647,683	$593,878	$53,805	9.1%
International	137,685	119,091	18,594	15.6%
Total sales	$785,368	$712,969	$72,399	10.2%

In the United States, the increase in sales of $53.8 million was due primarily to increased spine product sales resulting from penetration in existing territories.

Internationally, the increase in sales of $18.6 million was due primarily to increased sales in Japan and other existing countries combined with increased INR technology sales. On a constant currency basis, our international sales grew $20.9 million, or by 17.6%, and our worldwide sales increased by 10.5%.

Cost of Goods Sold

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
Cost of goods sold	$179,975	$159,410	$20,565	12.9%
Percentage of sales	22.9%	22.4%

The increase in cost of goods sold was primarily due to higher volumes, product mix, and depreciation. These increases were partially offset by lower write-downs of excess and obsolete inventory.

Research and Development Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
Research and development	$60,073	$55,496	$4,577	8.2%
Percentage of sales	7.6%	7.8%

The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our INR technology group and increased supplies for furthering research activities and developing new innovative products, which increases were partially offset by the one-time licensing fee in the twelve months ended December 31, 2018 that did not reoccur in the twelve months ended December 31, 2019.

Selling, General and Administrative Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
Selling, general and administrative	$354,757	$311,591	$43,166	13.9%
Percentage of sales	45.2%	43.7%

The increase in selling, general and administrative expenses was primarily due to an increase of $29.3 million in selling and marketing expenses relating to continued build out of the U.S. orthopedic trauma and INR technology sales forces, as well as increases in the international sales forces to further penetrate those markets.

Provision for Litigation

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
Provision for litigation	$2,190	$5,878	$(3,688)	-62.7%
Percentage of sales	0.3%	0.8%

The decrease in provision for litigation, which includes settlement and verdict costs, was primarily due to the timing and amount of settlements between the two periods.

For additional information regarding litigation, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 15. Commitments and Contingencies.”

Amortization of Intangibles

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
Amortization of intangibles	$13,809	$9,588	$4,221	44.0%
Percentage of sales	1.8%	1.3%

The increase in the amortization of intangibles was primarily due to the developed technology intangible assets acquired in connection with the StelKast, KB Medical and Nemaris Acquisitions.

Acquisition Related Costs

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
Acquisition related costs	$2,575	$1,681	$894	53.2%
Percentage of sales	0.3%	0.2%

The increase in acquisition related costs was primarily due to costs associated with the StelKast Acquisition.

Other Income, Net

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
Other income, net	$17,957	$19,280	$(1,323)	-6.9%
Percentage of sales	2.3%	2.7%

The decrease in other income, net was due primarily to the gain on sale of assets of $4.6 million during the twelve-months ended December 31, 2018, which was partially offset by increased interest income from marketable securities.

Income Tax Provision

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2019	2018	$	%
Income tax provision	$34,736	$32,131	$2,605	8.1%
Effective income tax rate	18.3%	17.0%

The increase in income tax provision is primarily driven by the increase in income before income taxes. The change in the effective income tax rate between the current year and prior year periods is primarily driven by the reduction of benefits related to the exercise of stock based compensation.

A discussion of our Results of Operations for the year ended December 31, 2017 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017.” on our Form 10-K filed on February 21, 2019.

Non-GAAP Financial Measures

To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, acquisition related costs/licensing, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related costs/licensing represents the change in fair value of business-acquisition-related contingent consideration; costs related to integrating recently acquired businesses, including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition related professional fees, as well as one-time licensing fees. Net gain from sale of assets represents the gain on sale of assets and the offsetting impact of costs incurred through the sale.

The following is a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Year Ended
	December 31,
(In thousands, except percentages)	2019	2018	2017
Net income	$155,210	$156,474	$107,348
Interest income, net	(17,406)	(13,278)	(6,608)
Provision for income taxes	34,736	32,131	62,580
Depreciation and amortization	52,734	41,630	42,067
EBITDA	225,274	216,957	205,387
Stock-based compensation expense	26,085	21,899	14,686
Provision for litigation	2,190	5,878	2,668
Acquisition related costs/licensing	3,664	4,488	3,391
Net (gain) loss from sale of assets	—	(3,593)	—
Adjusted EBITDA	$257,213	$245,629	$226,132

Net income as a percentage of sales	19.8%	21.9%	16.9%
Adjusted EBITDA as a percentage of sales	32.8%	34.5%	35.6%

______________

For additional information regarding the prior period adjustment, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Background and Summary of Significant Accounting Policies; (b) Basis of Presentation.”

In addition, for the year ended December 31, 2019 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, and the tax effects of all of the foregoing adjustments. The tax effect adjustment represents the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used. At December 31, 2017, we calculated the tax effect of adjusting items utilizing our effective tax rate prior to the one-time Tax Reform Act adjustment. The effective tax rate applied was 30.3%.

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

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Net income	$155,210	$156,474	$107,348
Provision for litigation	2,190	5,878	2,668
Amortization of intangibles	13,809	9,588	7,909
Acquisition related costs/licensing	3,664	4,488	3,391
Net (gain) loss from sale of assets	—	(3,593)	—
Tax reform impact	—	—	11,014
Tax effect of adjusting items	(3,581)	(3,437)	(4,239)
Non-GAAP net income	$171,292	$169,398	$128,091

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Diluted earnings per share, as reported	$1.52	$1.54	$1.10
Provision for litigation	0.02	0.06	0.03
Amortization of intangibles	0.14	0.09	0.08
Acquisition related costs/licensing	0.04	0.05	0.03
Net (gain) loss from sale of assets	—	(0.04)	—
Tax reform impact	—	—	0.11
Tax effect of adjusting items	(0.04)	(0.03)	(0.04)
Non-GAAP diluted earnings per share	$1.68	$1.67	$1.31

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

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Net cash provided by operating activities	$171,975	$181,643	$159,058
Purchases of property and equipment	(70,750)	(59,697)	(51,303)
Free cash flow	$101,225	$121,946	$107,755

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

	Year Ended		Reported	Currency Impact on	Constant Currency
	December 31,		Sales	Current	Sales
(In thousands, except percentages)	2019	2018	Growth	Period Sales	Growth
United States	$647,683	$593,878	9.1%		$9.1%
International	137,685	119,091	15.6%	2,359	17.6%
Total Sales	$785,368	$712,969	10.2%	$2,359	10.5%

	Year Ended		Reported	Currency Impact on	Constant Currency
	December 31,		Sales	Current	Sales
(In thousands, except percentages)	2018	2017	Growth	Period Sales	Growth
United States	$593,878	$529,882	12.1%		$12.1%
International	119,091	106,095	12.2%	(1,494)	10.8%
Total Sales	$712,969	$635,977	12.1%	$(1,494)	11.9%

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2019-2018	2018-2017
	December 31,			Change	Change
(In thousands)	2019	2018	2017	$	$
Net cash provided by operating activities	$171,975	$181,643	$159,058	$(9,668)	$22,585
Net cash used in investing activities	(140,281)	(193,027)	(111,277)	52,746	(81,750)
Net cash provided by financing activities	24,439	32,570	1,626	(8,131)	30,944
Effect of foreign exchange rate changes on cash	(156)	(256)	1,979	100	(2,235)
Increase (decrease) in cash, cash equivalents, and restricted cash	$55,977	$20,930	$51,386	$35,047	$(30,456)

Our cash, cash equivalents, and marketable securities at December 31, 2019 and 2018 were $710.7 million and $602.8 million, respectively. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities, whereby our principal source of liquidity is operating cash flows. Excess operating cash is primarily used to fund acquisitions to advance the strategic growth of the Company, as well as continue our cash management program to generate returns on our cash and cash equivalents through investing in marketable securities, which include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations and asset-backed securities. Our overall cash position reflects our strong business results and a cash management strategy that takes into account liquidity, economic factors and tax considerations. We believe our future operating cash flows will be sufficient to meet our future operating cash needs. See “Liquidity and Capital Resources” below for further discussion of cash flow results.

Cash Provided by Operating Activities

The decrease in net cash provided by operating activities for the year ended December 31, 2019 was primarily due to the decrease of cash flow from inventories and the timing of spending, which were offset partially by the increase of cash flow from accounts payable and accounts receivable.

The increase in net cash provided by operating activities for the year ended December 31, 2018 was due primarily to increased operational cash flows in 2018 related to timing of spending and cash receipts.

Cash Used in Investing Activities

The decrease in net cash used in investing activities for the year ended December 31, 2019 was due primarily to the decrease in net impact of purchases, maturities and sales of marketable securities, partially offset by increased purchases of property and equipment and the StelKast Acquisition.

The increase in net cash used in investing activities for the year ended December 31, 2018 was due primarily to higher investment in marketable securities and increased purchases of property and equipment, which was partially offset by the cash received from collection of the note receivable.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities for the year ended December 31, 2019 was primarily the result of the decrease in proceeds from option exercises.

The increase in cash provided by financing activities for the year ended December 31, 2018 was due primarily to higher proceeds from exercises of stock options, which was partially offset by payments for business acquisition liabilities.

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

	December 31,
(In thousands)	2019	2018
Cash, cash equivalents, and restricted cash	$195,724	$139,747
Short-term marketable securities	115,763	199,937
Long-term marketable securities	409,514	263,117
Total cash, cash equivalents, restricted cash and marketable securities	$721,001	$602,801

During the year ended December 31, 2019, our total cash, cash equivalents, restricted cash, and marketable securities increased $107.9 million, primarily as a result of our cash provided by operating activities and increased investment in marketable securities. Our investment in marketable securities includes municipal bonds, corporate debt securities, commercial paper, U.S. treasuries, securities of government, federal agency, and other sovereign obligations and asset-backed securities, and are classified as available-for-sale as of December 31, 2019.

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2020. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2019, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2019. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2019. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$2,660	$1,451	$868	$336	$5
Purchase obligations(1)	8,840	2,070	2,720	2,450	1,600
Total(2)*	$11,500	$3,521	$3,588	$2,786	$1,605

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts as well as costs related to service agreements.
(2)

In connection with certain acquisitions completed in 2011 through 2019, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $21.3 million.

*

Excludes contributions to pension and other post-employment benefit plans, uncertain tax positions, non-current tax liabilities and royalty obligations for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 13, and 15 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

___________

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the potential loss arising from adverse changes in the financial markets. We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable debt securities. Except for the foreign exchange risk described below, we believe there has been no material quantitative changes in our market risk exposure between December 31, 2019 and December 31, 2018.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities portfolio. At December 31, 2019, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.

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

We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2019, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories Valuation – Refer to Notes 1 and 7 to the Financial Statements

Critical Audit Matter Description

Inventories are recorded at the lower of cost or net realizable value. Management periodically evaluates the carrying value of inventories in relation to the forecasts of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed sales forecasts, a write-down is recorded for such excess inventories. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded.

Given the inherent uncertainty in forecasting product demand, including the impact of product releases, auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our procedures related to management’s forecasts of product demand used to record a write-down for excess and obsolete inventories included the following, among others:

•We tested the effectiveness of controls over management’s inventory valuation model, including those over management’s development and approval of product demand forecasts.

•We evaluated management’s ability to accurately forecast product demand by comparing actual results to management’s historical estimates.

•We tested the mathematical accuracy of management’s calculations.

•We selected a sample of products and verified that the product demand forecasts were supported by historical sales data and other information.

•Performed corroborative inquiries with the personnel responsible for sales forecasting to evaluate the reasonableness of the product demand forecasts.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 20, 2020

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 20, 2020

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par value)	2019	2018
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$195,724	$139,747
Short-term marketable securities	115,763	199,937
Accounts receivable, net of allowances of $5,599 and $4,226, respectively	154,326	137,067
Inventories	196,314	131,254
Prepaid expenses and other current assets	17,243	15,387
Income taxes receivable	8,098	7,289
Total current assets	687,468	630,681
Property and equipment, net of accumulated depreciation of $243,732 and $216,809, respectively	199,841	171,873
Long-term marketable securities	409,514	263,117
Intangible assets, net	78,812	87,323
Goodwill	128,775	123,734
Other assets	21,741	10,364
Deferred income taxes	5,926	13,578
Total assets	$1,532,077	$1,300,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,614	$25,895
Accrued expenses	63,283	59,878
Income taxes payable	1,057	917
Business acquisition liabilities	6,727	6,830
Deferred revenue	5,402	2,598
Payable to broker	10,320	-
Total current liabilities	111,403	96,118
Business acquisition liabilities, net of current portion	2,822	3,288
Deferred income taxes	6,023	8,114
Other liabilities	9,377	7,634
Total liabilities	129,625	115,154
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 77,395 and 76,143 shares at December 31, 2019 and December 31, 2018, respectively	77	76
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 22,430 and 22,430 shares at December 31, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	357,320	299,869
Accumulated other comprehensive loss	(2,898)	(7,172)
Retained earnings	1,047,931	892,721
Total equity	1,402,452	1,185,516
Total liabilities and equity	$1,532,077	$1,300,670

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31,
(In thousands, except per share amounts)	2019	2018	2017
Sales	$785,368	$712,969	$635,977
Cost of goods sold	179,975	159,410	150,453
Gross profit	605,393	553,559	485,524

Operating expenses:
Research and development	60,073	55,496	43,679
Selling, general and administrative	354,757	311,591	267,817
Provision for litigation	2,190	5,878	2,668
Amortization of intangibles	13,809	9,588	7,909
Acquisition related costs	2,575	1,681	1,611
Total operating expenses	433,404	384,234	323,684

Operating income	171,989	169,325	161,840

Other income, net
Interest income/(expense), net	17,406	13,278	6,608
Foreign currency transaction gain/(loss)	75	360	909
Other income/(expense)	476	5,642	571
Total other income/(expense), net	17,957	19,280	8,088

Income before income taxes	189,946	188,605	169,928
Income tax provision	34,736	32,131	62,580

Net income	$155,210	$156,474	$107,348

Earnings per share:
Basic	$1.57	$1.60	$1.12
Diluted	$1.52	$1.54	$1.10
Weighted average shares outstanding:
Basic	99,150	97,884	96,243
Dilutive stock options	2,848	3,432	1,644
Diluted	101,998	101,316	97,887

Anti-dilutive stock options excluded from weighted average calculation	4,494	2,451	2,873

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Net income	$155,210	$156,474	$107,348
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	3,767	145	(146)
Foreign currency translation gain/(loss)	507	(410)	1,881
Total other comprehensive income/(loss)	4,274	(265)	1,735
Comprehensive income	$159,484	$156,209	$109,083

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income	earnings	Total
Balance at December 31, 2016	72,052	$72	23,878	$24	$211,725	$(8,642)	$628,899	$832,078
Stock-based compensation	—	—	—	—	14,882	—	—	14,882
Exercise of stock options	728	1	—	—	11,734	—	—	11,735
Comprehensive income	—	—	—	—	—	1,735	107,348	109,083
Balance at December 31, 2017	72,780	$73	23,878	$24	$238,341	$(6,907)	$736,247	$967,778
Conversion to Class A	1,447	1	(1,447)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	22,219	—	—	22,219
Exercise of stock options	1,917	2	—	—	39,309	—	—	39,311
Comprehensive income/(loss)	—	—	—	—	—	(265)	156,474	156,209
Balance at December 31, 2018	76,144	$76	22,431	$22	$299,869	$(7,172)	$892,721	$1,185,516
Stock-based compensation	—	—	—	—	26,416	—	—	26,416
Exercise of stock options	1,250	1	—	—	31,035	—	—	31,036
Comprehensive income	—	—	—	—	—	4,274	155,210	159,484
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$155,210	$156,474	$107,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,734	41,630	42,067
Amortization of premium (discount) on marketable securities	(1,089)	1,677	2,671
Write-down for excess and obsolete inventories, net	2,498	10,475	11,519
Stock-based compensation expense	26,085	21,899	14,686
Allowance for doubtful accounts	3,026	957	1,718
Change in fair value of business acquisition liabilities	1,787	985	1,240
Impairment of intangible assets		—	516
Change in deferred income taxes	4,302	971	8,292
(Gain)/loss on disposal of assets, net	866	(3,557)	—
(Increase)/decrease in:
Accounts receivable	(18,306)	(21,789)	(24,955)
Inventories	(50,018)	(31,382)	(5,277)
Prepaid expenses and other assets	(12,263)	(7,496)	(4,774)
Increase/(decrease) in:
Accounts payable	773	(3,008)	9,843
Accrued expenses and other liabilities	7,043	14,728	(2,064)
Income taxes payable/receivable	(673)	(921)	(3,772)
Net cash provided by operating activities	171,975	181,643	159,058
Cash flows from investing activities:
Purchases of marketable securities	(346,526)	(537,942)	(392,895)
Maturities of marketable securities	247,008	278,049	240,353
Sales of marketable securities	53,786	106,388	122,512
Purchases of property and equipment	(70,750)	(59,697)	(51,303)
Collections/(issuance) of note receivable		30,000	—
Proceeds from sale of assets	—	5,000	—
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(23,799)	(14,825)	(29,944)
Net cash used in investing activities	(140,281)	(193,027)	(111,277)
Cash flows from financing activities:
Payment of business acquisition liabilities	(6,597)	(6,739)	(10,109)
Proceeds from exercise of stock options	31,036	39,309	11,735
Net cash provided by financing activities	24,439	32,570	1,626
Effect of foreign exchange rate on cash	(156)	(256)	1,979
Net increase in cash, cash equivalents, and restricted cash	55,977	20,930	51,386
Cash, cash equivalents, and restricted cash at beginning of period	139,747	118,817	67,431
Cash, cash equivalents, and restricted cash at end of period	$195,724	$139,747	$118,817
Supplemental disclosures of cash flow information:
Interest paid	79	6	3
Income taxes paid	$34,139	$30,552	$59,111

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment options. With over 200 products launched, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

(e) Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally their local currency. Assets and liabilities of the foreign subsidiaries are translated at the period end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income. Gains and losses arising from intercompany foreign transactions are included in other income, net on the consolidated statement of income

(f) Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand and all highly liquid investments with a maturity of three months or less when purchased.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	December 31,
(In thousands)	2019	2018	2017	2016
Cash and cash equivalents	$195,474	$139,647	$118,817	$66,954
Restricted cash	250	100	—	477
Total cash, cash equivalents, and restricted cash as presented in the consolidated statement of cash flows	$195,724	$139,747	$118,817	$67,431

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

There was no customer that accounted for 10% or more of sales for the years ended December 31, 2019, 2018, and 2017, respectively.

(h) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations, and asset-backed securities, and are classified as available-for-sale as of December 31, 2019 and 2018. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income, net, on our consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.

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

Purchases of marketable securities include payables to broker of $10.3 million during the twelve months ended December 31, 2019.

(i) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventories are finished goods and we utilize both in-house manufacturing and third-party suppliers to source our products. We periodically evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for such excess inventories. Once inventory has been written down, it creates a new cost basis for inventory that is not subsequently written up.

During years ended December 31, 2019, 2018 and 2017, net adjustments to cost of sales related to excess and obsolete inventory were $2.5 million, $10.5 million and $11.5 million, respectively. The net adjustments for the years ended December 31, 2019, 2018 and 2017 reflect a combination of additional expense for excess and obsolete related provisions ($11.2 million, $17.6 million and $20.7 million,

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively) offset by sales and disposals ($8.7 million, $7.1 million and $9.2 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

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

Purchases of property and equipment included in accounts payable and accrued expenses were $4.2 million, $10.1 million, and $6.5 million during the twelve months ended December 31, 2019, 2018, and 2017, respectively.

(k) Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2019, 2018 and 2017, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seventeen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. During 2017, we recorded an impairment charge of $0.5 million related to one of our developed technologies related to one of our systems as a component of selling, general and administrative expense. There were no impairments of finite-lived intangible assets during the years ended December 31, 2019 and 2018.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the years ended December 31, 2019, 2018 or 2017.

(l) Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2019, 2018 and 2017, we did not record any impairment charges related to long-lived assets.

(m) Revenue Recognition

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three months and years ended December 31, 2019, 2018 and 2017, there was an immaterial amount of revenue recognized from previously deferred revenue.

Disaggregation of Revenue

The following table represents total sales by revenue stream:

	Three Months Ended			Year Ended
	December 31,			December 31,
(In thousands)	2019	2018	2017	2019	2018	2017
Musculoskeletal Solutions products	$197,757	$181,638	$165,114	$738,377	$666,040	$625,057
Enabling Technologies products	13,910	14,300	10,920	46,991	46,929	10,920
Total sales	$211,667	$195,938	$176,034	$785,368	$712,969	$635,977

(n) Cost of Goods Sold

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

(p) Other Income

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

The determination of the fair value of stock options is made utilizing the Black-Scholes option-pricing model which is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts.

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

(s) Fair Value of Financial Instruments

As of December 31, 2019 and 2018, the carrying values of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values based on their short and long-term nature. We classify our financial assets and liabilities that are measured at fair value into one of the three categories based upon inputs used to determine fair value. See “Note 6. Fair Value Measurements” below for more details regarding inputs and classifications.

(t) Advertising Expense

We expense advertising costs as they are incurred. Advertising expense was $1.1 million, $1.9 million and $1.5 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

(u) Legal Costs

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition related professional fees.

(w) Medical Device Excise Tax

Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act imposed a medical device excise tax (“MDET”) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. We have historically accounted for the MDET as a component of our cost of goods sold. On December 20, 2019, pursuant to the Further Consolidated Appropriations Act, the MDET was repealed. Prior to its repeal, the MDET was on a four-year moratorium. As a result, the MDET does not apply to sales of taxable medical devices after December 31, 2015.

(x) Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019. We adopted ASU 2016-13 on January 1, 2020. This standard did not have a material impact on our financial position, results of operations, and disclosures.

In January 2017, the FASB released ASU 2017-04, Intangibles - Goodwill and Other (Topic 805): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the Step 2 calculation for the implied fair value of goodwill to measure a goodwill impairment charge. Under the updated standard, an entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test and still allows an entity to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This update is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. We adopted ASU 2017-04 on January 1, 2020. This standard did not have a material impact on our financial position, results of operations, and disclosures.

In August 2018, the FASB released ASU 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, including the consideration of costs and benefits. This update is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2018-13 on January 1, 2020. This standard did not have a material impact on our financial position, results of operations, and disclosures.

(y) Recently Adopted Accounting Pronouncements

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 2. BUSINESS COMBINATIONS

During the second quarter of 2019, the Company acquired substantially all of the assets of StelKast, Inc. (the “StelKast Acquisition”), a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. The Company has included the financial results from the StelKast Acquisition in our consolidated financial statements from the acquisition date, and the results from the StelKast Acquisition were not material to our consolidated financial statements. The fair value of the net assets acquired is $28.1 million. The purchase price consisted of approximately $23.8 million of cash paid at closing, plus a potential $4.3 million contingent consideration payment based on product sales milestones. The Company recorded identifiable net assets, based on their preliminary estimated fair values, related to inventory of $15.3 million, fixed assets of $4.2 million and customer relationships of $3.9 million and goodwill of $4.8 million. The majority of the goodwill is expected to be deductible for tax purposes.

As of December 31, 2019, the maximum aggregated undiscounted amount of contingent consideration potentially payable related to this acquisition is $5.0 million.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. NOTE RECEIVABLE

On September 1, 2016, in connection with the acquisition of the international operations and distribution channels of Alphatec Holdings, Inc. (“Alphatec”), we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Alphatec and Alphatec Spine, Inc. (“Alphatec Spine” and together with Alphatec, the “Alphatec Borrowers”), pursuant to which we made available to the Alphatec Borrowers a senior secured term loan facility in an amount not to exceed $30.0 million. The term loan interest rate for the first two years following the Closing Date was priced at the London Interbank Offered Rate (“LIBOR”) plus 8.0%, subject to a 9.5% floor. The term loan interest rate thereafter was LIBOR plus 13.0%. On the Closing Date, we made an initial loan of $25.0 million and the Alphatec Borrowers issued a note for such amount to us. On December 20, 2016, the remaining $5.0 million was drawn by the Alphatec Borrowers and added to the note. On November 7, 2018, the Alphatec Borrowers repaid all of the then outstanding principal and interest under the Credit Agreement in a total amount of $29.3 million.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

A summary of intangible assets is presented below:

		December 31, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,067)	$1,933
Customer relationships & other intangibles	7.0	46,766	(24,264)	22,502
Developed technology	8.6	57,577	(10,189)	47,388
Patents	16.0	8,662	(1,673)	6,989
Total intangible assets		$117,005	$(38,193)	$78,812

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

On September 5, 2018, we acquired Nemaris, Inc. (“Nemaris”), a privately held company that markets and develops Surgimap®, a surgical planning software platform (“Nemaris Acquisition”). The assets of the Nemaris Acquisition consist primarily of developed technology. We determined that substantially all the fair value of the gross assets on the date of acquisition is captured in the developed technology and as a result, the Nemaris acquisition was accounted for as an asset purchase. We allocated the consideration paid of $15.2 million on a pro rata basis to the assets acquired on their respective fair values. The useful lives of the developed technology are seven years and will be amortized on a straight-line basis. In addition to the cash paid at closing, there is a potential $10.0 million contingent consideration payment based on product development milestones.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2017	$123,890
Additions and adjustments	—
Foreign exchange	(156)
December 31, 2018	123,734
Additions and adjustments	4,817
Foreign exchange	224
December 31, 2019	$128,775

For intangible assets subject to amortization as of December 31, 2019, the following is the expected future amortization:

(In thousands)	Annual Amortization
Year ending December 31:
2020	$13,859
2021	13,623
2022	13,070
2023	11,012
2024	8,046
Thereafter	19,202
Total	$78,812

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

		December 31, 2019
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$7,840	$23	$(1)	$7,862
Corporate debt securities	Less than 1	69,091	247	(3)	69,335
Commercial paper	Less than 1	34,747	6	(1)	34,752
U.S. government and agency securities	Less than 1	—	—	—	—
Asset-backed securities	Less than 1	3,808	6	—	3,814
Total short-term marketable securities		$115,486	$282	$(5)	$115,763

Long-term:
Municipal bonds	1 - 3	$45,010	$254	$(8)	$45,256
Corporate debt securities	1 - 3	186,356	2,578	(5)	188,929
Asset-backed securities	1 - 3	161,347	1,583	(33)	162,897
U.S. government and agency securities	1 - 2	12,366	66	—	12,432
Total long-term marketable securities		$405,079	$4,481	$(46)	$409,514

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31, 2018
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$14,923	$—	$(25)	$14,898
Corporate debt securities	Less than 1	118,823	—	(185)	118,638
Commercial paper	Less than 1	50,202	3	(11)	50,194
U.S. government and agency securities	Less than 1	4,497	—	(1)	4,496
Asset-backed securities	Less than 1	11,765	—	(54)	11,711
Total short-term marketable securities		$200,210	$3	$(276)	$199,937

Long-term:
Municipal bonds	1 - 2	$2,676	$—	$(4)	$2,672
Corporate debt securities	1 - 3	127,676	196	(295)	127,577
Asset-backed securities	1 - 3	128,297	262	(89)	128,470
U.S. government and agency securities	1 - 3	4,411	—	(13)	4,398
Total long-term marketable securities		$263,060	$458	$(401)	$263,117

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

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

(In thousands)	Balance at December 31, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,218	$4,988	$13,230	$—
Municipal bonds	53,118	—	53,118	—
Corporate debt securities	258,264	—	258,264	—
Commercial paper	34,752	—	34,752	—
Asset-backed securities	166,711	—	166,711	—
Government, federal agency, and other sovereign obligations	12,432	—	12,432	—
Liabilities
Business acquisition liabilities	9,549	—	—	9,549

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Balance at December 31, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,040	$259	$47,781	$—
Municipal bonds	17,570	—	17,570	—
Corporate debt securities	246,215	—	246,215	—
Commercial paper	50,194	—	50,194	—
Asset-backed securities	140,181	—	140,181	—
Government, federal agency, and other sovereign obligations	8,894	—	8,894	—
Liabilities
Business acquisition liabilities	10,118	—	—	10,118

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

The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2018:

(In thousands)	Fair Value at December 31, 2019	Valuation technique	Unobservable input	Range
			Discount rate	4.7%	-	8.5%
Revenue-based payments	$9,549	Discounted cash flow	Probability of payment	75%	-	100%
			Projected year of payment	2020	-	2029

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Year Ended
	December 31,
(In thousands)	2019	2018
Beginning balance	$10,118	$15,919
Purchase price contingent consideration	4,299	—
Changes resulting from foreign currency fluctuations	(58)	(48)
Contingent payments	(6,597)	(6,738)
Changes in fair value of business acquisition liabilities	1,787	985
Ending balance	$9,549	$10,118

NOTE 7. INVENTORIES

	December 31,
(In thousands)	2019	2018
Raw materials	$33,025	$20,740
Work in process	15,940	13,179
Finished goods	147,349	97,335
Total inventories	$196,314	$131,254

NOTE 8. PROPERTY AND EQUIPMENT

	Useful	December 31,
(In thousands)	Life	2019	2018
Land	—	$8,290	$8,298
Buildings and improvements	31.5	33,242	27,267
Equipment	5-15	97,829	84,150
Instruments	5	253,929	219,451
Modules and cases	5	38,293	34,183
Other property and equipment	3-5	11,990	15,333
		443,573	388,682
Less: accumulated depreciation		(243,732)	(216,809)
Total		$199,841	$171,873

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Depreciation	$38,924	$32,042	$34,158

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. ACCRUED EXPENSES

	December 31,
(In thousands)	2019	2018
Compensation and other employee-related costs	$37,178	$32,465
Legal and other settlements and expenses	1,538	6,684
Accrued non-income taxes	4,996	3,593
Royalties	2,370	2,500
Other	17,201	14,636
Total accrued expenses	$63,283	$59,878

NOTE 10. DEBT

Line of Credit

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2020. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of December 31, 2019, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

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

Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Class C Common	Total
December 31, 2019	77,394,983	22,430,097	—	99,825,080
December 31, 2018	76,143,257	22,430,097	—	98,573,354

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the changes in each component of accumulated other comprehensive income (loss), including current period other comprehensive loss and reclassifications out of accumulated other comprehensive income (loss):

	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2017	$(313)	(6,594)	(6,907)
Other comprehensive loss before reclassifications	160	(410)	(250)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(15)	—	(15)
Other comprehensive loss, net of tax	145	(410)	(265)
Accumulated other comprehensive loss, net of tax, at December 31, 2018	(168)	(7,004)	(7,172)
Other comprehensive (loss)/income before reclassifications	4,932	507	5,439
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1,165)	-	(1,165)
Other comprehensive (loss)/income, net of tax	3,767	507	4,274
Accumulated other comprehensive loss, net of tax, at December 31, 2019	3,599	(6,497)	(2,898)

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

As of December 31, 2019, pursuant to the 2012 Plan, there were 14,905,194 shares of Class A Common stock reserved and 795,058 shares of Class A Common stock available for future grants.

The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Year Ended
	December 31,
	2019	2018	2017
Weighted average grant date fair value per share	$13.76	$14.90	$9.12

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2019			2018			2017
Risk-free interest rate	1.35%	-	2.57%	2.30%	-	3.09%	1.74%	-	2.20%
Expected term (years)	5.0			5.8	-	7.5	5.8	-	6.4
Expected volatility	29.0%			23.0%	-	28.0%	26.0%	-	29.0%
Expected dividend yield		—%			—%			—%

Stock option activity during the year ended December 31, 2019 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2018	9,668	$31.45
Granted	2,920	46.55
Exercised	(1,251)	24.86
Forfeited	(687)	40.08
Outstanding at December 31, 2019	10,650	$35.80	7.3	$245,781
Exercisable at December 31, 2019	5,063	$27.44	6.0	$159,155
Expected to vest at December 31, 2019	5,587	$43.37	8.5	$86,625

We use the Black Scholes pricing model to determine the fair value of our stock options (see “Note 1. Background and Summary of Significant Accounting Policies, (q) Stock-Based Compensation” above).

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Intrinsic value of stock options exercised	$31,315	$59,345	$12,217

Stock-based compensation expense	$26,085	$21,899	$14,686
Net stock-based compensation capitalized into inventory	331	320	196
Total stock-based compensation cost	$26,416	$22,219	$14,882

As of December 31, 2019, there was $60.6 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.

NOTE 13. INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Domestic	$179,194	$180,701	$155,051
Foreign	10,752	7,904	14,877
Total	$189,946	$188,605	$169,928

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$23,093	$23,774	$46,728
State	4,532	4,662	5,009
Foreign	2,819	2,724	2,638
	30,444	31,160	54,375
Deferred:
Federal	6,542	4,155	10,553
State	(68)	(587)	(1,123)
Foreign	(2,182)	(2,597)	(1,225)
	4,292	971	8,205
Total	$34,736	$32,131	$62,580

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended
	December 31,
	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.2	2.3	1.9
Foreign taxes	0.4	1.7	1.0
Domestic production activities deduction	(0.6)	(0.7)	(2.3)
Tax credits	(2.6)	(1.6)	(3.8)
Stock-based compensation windfall	(2.5)	(5.2)	(1.4)
Nondeductible expenses	0.3	(0.6)	0.1
Other	0.1	0.1	(0.2)
Tax reform impact	—	—	6.5
Effective tax rate	18.3%	17.0%	36.8%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Inventory reserve	$26,381	$25,398
Accruals, reserves, and other currently not deductible	8,620	10,377
Stock-based compensation	14,020	10,959
Net operating loss carryforwards	3,857	3,852
Total deferred tax assets	52,878	50,586
Valuation allowance	(2,846)	(2,683)
Total deferred tax assets, net of valuation allowance	50,032	47,903
Deferred tax liabilities:
Depreciation and amortization	(50,129)	(42,439)
Total deferred tax liabilities	(50,129)	(42,439)
Net deferred tax assets	$(97)	$5,464

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize a portion of the benefits of these deductible differences at December 31, 2019 and 2018. The Company has established valuation allowances of $2.8 million and $2.7 million at December 31, 2019 and 2018, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets and primarily comprised of tax loss carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2019 is primarily driven by current year foreign tax losses that are not expected to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of December 31, 2019 and 2018, we have NOL carryforwards of $21.4 million and $24.0 million, respectively, which, if unused, will expire in years 2020 through 2037.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Unrecognized tax benefits at the beginning of the year	$4,777	$2,601	$1,862
Additions related to current year tax positions	—	—	—
Additions related to prior year tax positions	—	2,176	739
Reductions related to prior year tax positions	(2,378)	—	—
Unrecognized tax benefits at the end of the year	$2,399	$4,777	$2,601

The reductions related to prior year tax positions for the year ending December 31, 2019 of $2.4 million are primarily related to resolution of certain tax positions confirmed from refunds on amended tax returns.

The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

	December 31,
(In thousands)	2019	2018	2017
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$2,878	$4,084	$2,076

The Company intends to indefinitely reinvest its foreign earnings abroad to ensure sufficient working capital for further expansion of its existing operations outside the United States, therefore the Company has not recorded income taxes on the undistributed earnings of its foreign subsidiaries. The undistributed earnings of our foreign subsidiaries as of December 31, 2019 are immaterial. In the event we are required to repatriate funds from outside of the United States, such repatriation may be subject to local laws, customs, and tax consequences.

Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was nominal for the years ended December 31, 2019, 2018 and 2017. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2014 as of December 31, 2019.

NOTE 14. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Our leases have initial lease terms ranging from one year to 14 years. Certain leases contain options to extend terms beyond the lease termination date. In these leases, we use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and the length of the possible extension. Leases that have terms of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of December 31, 2019, the Company’s short-term lease commitments and sublease income are immaterial.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts reported in the Consolidated Balance Sheet as of the twelve months ended December 31, 2019 are as follows:

(In thousands, except weighted average lease term and discount rate)
Operating leases:
Right of use assets	$2,481

Lease liability - short term	1,339
Lease liability - long term	1,142
Total operating lease liability	$2,481

Lease expense as of December 31, 2019	$3,174

Weighted-average remaining lease term - operating leases (in years)	2.6

Weighted-average discount rate	3.4%

Future minimum lease payments under non-cancellable leases as of the quarter ended December 31, 2019 are as follows:

(In thousands)	Operating Leases
2020	$1,451
2021	553
2022	315
2023	226
2024	110
Thereafter	5
Total undiscounted leases payments	$2,660
Less : imputed interest	179
Total lease liabilities	$2,481

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 13, 2017, we settled this matter with Bianco for $11.5 million in cash, which resulted in the reversal of a previously recorded accrual of $2.5 million and the recording of $9.0 million in other assets that will be amortized through June 30, 2022, as a component of cost of goods sold.

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the Coalition®, Coalition MIS®, Coalition AGX®, Monument®, Independence®, Independence MIS®, Fortify® and XPand® families, Rise®, Rise® Intralif, Rise®-L, ELSA®, ELSA® ATP, RASS, Altera®, Ariel®, Latis®, Caliber® and Caliber®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.

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

Company contributions to these retirement plans were as follows:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
401(k) and other retirement plan contributions	$5,363	$4,682	$3,597

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

The following table represents total sales by geographic area, based on the location of the customer:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
United States	$647,683	$593,878	$529,882
International	137,685	119,091	106,095
Total sales	$785,368	$712,969	$635,977

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. QUARTERLY FINANCIAL DATA (unaudited)

	(unaudited)
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)	2019	2019	2019	2019
Sales	$182,947	$194,539	$196,215	$211,667
Gross profit	141,109	150,549	150,828	162,907
Net income	33,210	38,163	38,307	45,530
Net earnings per common share - basic	0.34	0.39	0.39	0.46
Net earnings per common share - diluted	0.33	0.38	0.38	0.44

* amounts might not add due to rounding

	(unaudited)
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)	2018	2018	2018	2018
Sales	$174,411	$173,384	$169,236	$195,938
Gross profit	136,441	135,747	131,387	149,984
Net income	39,538	44,977	35,208	36,751
Net earnings per common share - basic	0.41	0.46	0.36	0.37
Net earnings per common share - diluted	0.39	0.44	0.35	0.36

 * amounts might not add due to rounding

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Management evaluated the internal control over financial reporting of Globus as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).

Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report that is included in Item 8 of this Form 10-K.

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

Item 9B. Other Information

None

PART III

Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2020 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.

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

The other information required by this Item 10 will be set forth in the Company's proxy statement for its 2020 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth in the Company's proxy statement for its 2020 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company's proxy statement for its 2020 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth in the Company's proxy statement for its 2020 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company's proxy statement for its 2020 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

(In thousands)	Beginning of period	Charged to expenses	Write-offs	End of period
Year ended December 31, 2017	$2,771	$1,718	$(526)	$3,963
Year ended December 31, 2018	3,963	960	(697)	4,226
Year ended December 31, 2019	$4,226	$3,026	$(1,653)	$5,599

Deferred tax valuation allowance:

		Additions		Deductions
(In thousands)	Beginning of period	Charged to expenses	Charged to other accounts	Other deductions	End of period
Year ended December 31, 2017	$83	$511	$1,227	$—	$1,821
Year ended December 31, 2018	1,821	924	—	(62)	2,683
Year ended December 31, 2019	$2,683	$163	$—	$—	$2,846

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item
3.1

Amended and Restated Certificate of Incorporation of Globus Medical, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Globus Medical, Inc., dated July 30, 2012 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

3.3

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Globus Medical, Inc., dated August 7, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q/A filed on September 19, 2012).

3.4	Amended and Restated Bylaws of Globus Medical, Inc. effective as of May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Form 10-Q/A filed on May 2, 2019).
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
4.2*	Description of Securities of the Registrant.
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

10.16

Second Amendment to Credit Agreement, dated June 1, 2018, by and between Globus Medical, Inc., Globus Medical North America, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 2, 2018)

10.17

Third Amendment to Credit Agreement, dated May 22, 2019, by and between Globus Medical, Inc., Globus Medical North America, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 1, 2019).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm – Deloitte & Touche LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	February 20, 2020	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	February 20, 2020	/s/ KEITH PFEIL

Keith Pfeil
Senior Vice President
Chief Financial Officer Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David M. Demski	President, Chief Executive Officer and Director	February 20, 2020
David M. Demski	(Principal Executive Officer)

/s/ Keith Pfeil	Senior Vice President	February 20, 2020
Keith Pfeil	Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer)

/s/ David C. Paul	Executive Chairman and Director	February 20, 2020
David C. Paul

/s/ David D. Davidar	Director	February 20, 2020
David D. Davidar

/s/ Robert Douglas	Director	February 20, 2020
Robert Douglas

/s/ Daniel T. Lemaitre	Director	February 20, 2020
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	February 20, 2020
Ann D. Rhoads

/s/ James R. Tobin	Director	February 20, 2020
James R. Tobin

/s/ Stephen T. Zarrilli	Director	February 20, 2020
Stephen T. Zarrilli