Form 10-K/A
period 2019-12-31
GLOBUS MEDICAL INC
filed 2020-03-02
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Globus Medical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission on February 20, 2020, is to correct certain errors in the Inline XBRL tags contained in the original filing.

Except for the correction of the Inline XBRL tags, no other changes, financial or otherwise, have been made to the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-K.

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

3.4	Amended and Restated Bylaws of Globus Medical, Inc. effective as of May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Form 10-Q/A filed on May 2, 2019).
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
4.2+	Description of Securities of the Registrant.
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

21.1+	Subsidiaries of Globus Medical, Inc.
23.1+	Consent of independent registered public accounting firm – Deloitte & Touche LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.
*	Filed herewith.
**	Furnished herewith.
+	Previously filed as an Exhibit to the Form 10-K

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	March 2, 2020	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	March 2, 2020	/s/ KEITH PFEIL

Keith Pfeil
Senior Vice President
Chief Financial Officer Chief Accounting Officer
(Principal Financial Officer)