Form 10-Q
period 2020-03-31
GLOBUS MEDICAL INC
filed 2020-05-07
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of May 4, 2020 was 97,353,730 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except par value)	2020	2019
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$166,742	$195,724
Short-term marketable securities	110,211	115,763
Accounts receivable, net of allowances of $6,760 and $5,599, respectively	138,602	154,326
Inventories	208,451	196,314
Prepaid expenses and other current assets	17,713	17,243
Income taxes receivable	81	8,098
Total current assets	641,800	687,468
Property and equipment, net of accumulated depreciation of $249,691 and $243,732, respectively	212,605	199,841
Long-term marketable securities	380,061	409,514
Intangible assets, net	88,691	78,812
Goodwill	128,952	128,775
Other assets	20,568	21,741
Deferred income taxes	6,688	5,926
Total assets	$1,479,365	$1,532,077

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,227	$24,614
Accrued expenses	60,052	63,283
Income taxes payable	898	1,057
Business acquisition liabilities	6,333	6,727
Deferred revenue	6,452	5,402
Payable to broker	-	10,320
Total current liabilities	97,962	111,403
Business acquisition liabilities, net of current portion	3,156	2,822
Deferred income taxes	5,860	6,023
Other liabilities	9,021	9,377
Total liabilities	115,999	129,625
Commitments and contingencies (Note 12)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 75,664 and 77,395 shares at March 31, 2020 and December 31, 2019, respectively	76	77
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 22,430 and 22,430 shares at March 31, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	369,984	357,320
Accumulated other comprehensive loss	(6,266)	(2,898)
Retained earnings	999,550	1,047,931
Total equity	1,363,366	1,402,452
Total liabilities and equity	$1,479,365	$1,532,077

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2020	2019
Sales	$190,577	$182,947
Cost of goods sold	48,864	41,838
Gross profit	141,713	141,109

Operating expenses:
Research and development	15,402	14,324
Selling, general and administrative	93,539	85,784
Amortization of intangibles	3,776	3,343
Acquisition related costs	548	579
Total operating expenses	113,265	104,030

Operating income	28,448	37,079

Other income, net
Interest income/(expense), net	4,324	4,159
Foreign currency transaction gain/(loss)	(468)	189
Other income/(expense)	194	224
Total other income/(expense), net	4,050	4,572

Income before income taxes	32,498	41,651
Income tax provision	6,549	8,441

Net income	$25,949	$33,210

Earnings per share:
Basic	$0.26	$0.34
Diluted	$0.25	$0.33
Weighted average shares outstanding:
Basic	99,635	98,727
Dilutive stock options	2,511	2,640
Diluted	102,146	101,367

Anti-dilutive stock options excluded from weighted average calculation	6,637	4,687

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net income	$25,949	$33,210
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(3,842)	1,799
Foreign currency translation gain/(loss)	474	(107)
Total other comprehensive income/(loss)	(3,368)	1,692
Comprehensive income	$22,581	$34,902

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income	earnings	Total
Balance at December 31, 2018	76,144	$76	22,431	$22	$299,869	$(7,172)	$892,721	$1,185,516
Stock-based compensation	—	—	—	—	6,541	—	—	6,541
Exercise of stock options	407	1	—	—	10,255	—	(1)	10,255
Comprehensive income	—	—	—	—	—	1,692	33,210	34,902
Balance at March 31, 2019	76,551	$77	22,431	$22	$316,665	$(5,480)	$925,930	$1,237,214

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$25,949	$33,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,568	12,254
Amortization of premium (discount) on marketable securities	20	(396)
Write-down for excess and obsolete inventories	679	2,167
Stock-based compensation expense	6,807	6,448
Allowance for doubtful accounts	756	33
Change in fair value of business acquisition liabilities	506	579
Change in deferred income taxes	(2,895)	1,059
(Gain)/loss on disposal of assets, net	207	94
(Increase)/decrease in:
Accounts receivable	14,131	(2,533)
Inventories	(12,108)	(13,844)
Prepaid expenses and other assets	(205)	848
Increase/(decrease) in:
Accounts payable	(283)	2,827
Accrued expenses and other liabilities	(13,702)	(9,984)
Income taxes payable/receivable	7,863	6,441
Net cash provided by operating activities	42,293	39,203
Cash flows from investing activities:
Purchases of marketable securities	(57,418)	(127,911)
Maturities of marketable securities	71,766	90,454
Sales of marketable securities	5,374	11,773
Purchases of property and equipment	(22,314)	(28,155)
Net cash used in investing activities	(2,592)	(53,839)
Cash flows from financing activities:
Payment of business acquisition liabilities	(566)	(5,350)
Proceeds from exercise of stock options	5,763	10,255
Repurchase of common stock	(73,864)	—
Net cash provided by financing activities	(68,667)	4,905
Effect of foreign exchange rate on cash	(16)	(40)
Net increase in cash, cash equivalents, and restricted cash	(28,982)	(9,771)
Cash, cash equivalents, and restricted cash at beginning of period	195,724	139,747
Cash, cash equivalents, and restricted cash at end of period	$166,742	$129,976
Supplemental disclosures of cash flow information:
Interest paid	1	2
Income taxes paid	$1,791	$1,450

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

(b) COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy. While emergency and time sensitive surgical procedures continue, as of the date of this filing, the Company has been impacted by temporary postponement of elective surgeries in hospitals and surgical facilities worldwide.

The Company cannot reasonably estimate the length or severity of this pandemic, however, as a result of these developments the Company expects a material adverse impact on its sales, results of operations, and cash flows in the remainder of fiscal 2020.

In response to these developments, the Company will continue to monitor liquidity and cash flow and has the ability to borrow from our credit facility, if needed, which the company does not expect at this point due to the Company’s strong cash holdings.

(c) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the three month periods presented. The results of operations for any interim period are not indicative of results for the full year.

(d) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Globus and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

(e) Use of Estimates

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

Significant areas that require management’s estimates include intangible assets, business acquisition liabilities, stock-based compensation, write-down for excess and obsolete inventory, useful lives of assets, the outcome of litigation, recoverability of intangible assets and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.

(f) Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2020	2019	2019	2018
Cash and cash equivalents	$166,742	$195,474	$129,976	$139,647
Restricted cash	—	250	—	100
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$166,742	$195,724	$129,976	$139,747

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations, and asset-backed securities, and are classified as available-for-sale as of March 31, 2020 and December 31, 2019. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

We maintain a portfolio of various holdings, types and maturities, though most of the securities in our portfolio could be liquidated at minimal cost at any time. We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review our securities for other-than-temporary impairment at each reporting period. If an unrealized loss for any security is expected, the loss will be recognized on an allowance basis, consistent with ASC 326-30, in our condensed consolidated statement of income in the period the determination is made.

(h) Inventories

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

During the three months ended March 31, 2020 and 2019, net adjustments to cost of sales related to excess and obsolete inventory were $0.7 million and $2.2 million, respectively. The net adjustments for the three months ended March 31, 2020 and 2019 reflect a combination of additional expense for excess and obsolete related provisions ($2.4 million and $2.7 million, respectively) offset by sales and disposals ($1.7 million and $0.5 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(i) Property and Equipment

Purchases of property and equipment included in accounts payable and accrued expenses were $5.3 million and $3.6 million during the three months ended March 31, 2020 and 2019, respectively.

(j) Revenue Recognition

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three months ended March 31, 2020 and 2019, there was an immaterial amount of revenue recognized from previously deferred revenue.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Disaggregation of Revenue

The following table represents total sales by revenue stream:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Musculoskeletal Solutions products	$182,542	$175,758
Enabling Technologies products	8,035	7,189
Total sales	$190,577	$182,947

(k) Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

(l) Recently Adopted Accounting Pronouncements

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

In February 2018, the FASB released ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Prior to ASU 2018-02, GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the U.S. legislation commonly referred to as the Tax Cuts and Jobs Act enacted in December 2017.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-02 on January 1, 2019. Adoption of the standard did not have a material impact on our financial position, results of operations and disclosures.

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

 In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019. We adopted the updated guidance on January 1, 2020 on a prospective basis recording $468 thousand as a cumulative effect adjustment to retained earnings and as a result, prior period amounts were not adjusted. Adoption of the standard did not have a material impact on our financial position, results of operations, and disclosures.

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

In August 2018, the FASB released ASU 2018-13, Fair Value Measurement (Topic 820), (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, including the consideration of costs and benefits. This update is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-13 on January 1, 2020. Adoption of the standard did not have a material impact on our financial position, results of operations, and disclosures.

NOTE 2. BUSINESS COMBINATIONS

During the second quarter of 2019, the Company acquired substantially all of the assets of StelKast, Inc. (the “StelKast Acquisition”), a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. The Company has included the financial results from the StelKast Acquisition in our condensed financial statements from the acquisition date, and the results from the StelKast Acquisition were not material to our condensed financial statements. The fair value of the net assets acquired is $28.1 million, which consisted of approximately $23.8 million of cash paid at closing, plus a potential $4.3 million contingent consideration payment based on product sales milestones. The Company recorded identifiable net assets, based on their estimated fair values, related to inventory of $15.3 million, fixed assets of $4.2 million and customer relationships of $3.9 million and goodwill of $4.7 million.

As of March 31, 2020, the maximum aggregated undiscounted amount of contingent consideration potentially payable related to this acquisition is $5.0 million.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

A summary of intangible assets is presented below:

		March 31, 2020
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,167)	$1,833
Customer relationships & other intangibles	7.0	47,067	(25,905)	21,162
Developed technology	8.3	71,055	(11,960)	59,095
Patents	16.0	8,753	(2,152)	6,601
Total intangible assets		$130,875	$(42,184)	$88,691

Due to the completion of contractual milestones related to the 2018 acquisition of Nemaris, in the first quarter of 2020, $13.0 million was capitalized to Developed technology and began to be amortized over a period of 5.4 years.

		December 31, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	4,000	(2,067)	1,933
Customer relationships & other intangibles	7.0	46,766	(24,264)	22,502
Developed technology	8.6	57,577	(10,189)	47,388
Patents	16.0	8,662	(1,673)	6,989
Total intangible assets		$117,005	$(38,193)	$78,812

Due to the FDA 510(k) clearance for AQRate, a robotic guidance and navigation system, in the first quarter of 2019, $19.8 million of IPR&D was transferred to Developed technology and began to be amortized over a period of 8.5 years.

A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2018	$123,734
Additions and adjustments	4,817
Foreign exchange	224
December 31, 2019	128,775
Additions and adjustments	(123)
Foreign exchange	300
March 31, 2020	$128,952

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

		March 31, 2020
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$12,809	$63	$—	$12,872
Corporate debt securities	Less than 1	63,683	222	(381)	63,524
Commercial paper	Less than 1	21,374	18	(4)	21,388
U.S. government and agency securities	Less than 1	4,466	—	—	4,466
Asset-backed securities	Less than 1	8,044	7	(90)	7,961
Total short-term marketable securities		$110,376	$310	$(475)	$110,211

Long-term:
Municipal bonds	1 - 3	$40,033	$336	$—	$40,369
Corporate debt securities	1 - 3	170,419	885	(1,619)	169,685
Asset-backed securities	1 - 3	161,862	857	(749)	161,970
U.S. government and agency securities	1 - 2	7,905	132	—	8,037
Total long-term marketable securities		$380,219	$2,210	$(2,368)	$380,061

		December 31, 2019
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$7,840	$23	$(1)	$7,862
Corporate debt securities	Less than 1	69,091	247	(3)	69,335
Commercial paper	Less than 1	34,747	6	(1)	34,752
Asset-backed securities	Less than 1	3,808	6	—	3,814
Total short-term marketable securities		$115,486	$282	$(5)	$115,763

Long-term:
Municipal bonds	1 - 3	$45,010	$254	$(8)	$45,256
Corporate debt securities	1 - 3	186,356	2,578	(5)	188,929
Asset-backed securities	1 - 3	161,347	1,583	(33)	162,897
U.S. government and agency securities	1 - 2	12,366	66	—	12,432
Total long-term marketable securities		$405,079	$4,481	$(46)	$409,514

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

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

(In thousands)	Balance at March 31, 2020	Level 1	Level 2	Level 3
Assets
Cash equivalents	$41,814	$18,775	$23,038	$—
Municipal bonds	53,240	—	53,240	—
Corporate debt securities	233,209	—	233,209	—
Commercial paper	21,388	—	21,388	—
Asset-backed securities	169,932	—	169,932	—
Government, federal agency, and other sovereign obligations	12,503	—	12,503	—
Liabilities
Business acquisition liabilities	9,489	—	—	9,489

(In thousands)	Balance at December 31, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,218	$4,988	$13,230	$—
Municipal bonds	53,118	—	53,118	—
Corporate debt securities	258,264	—	258,264	—
Commercial paper	34,752	—	34,752	—
Asset-backed securities	166,711	—	166,711	—
Government, federal agency, and other sovereign obligations	12,432	—	12,432	—
Liabilities
Business acquisition liabilities	9,549	—	—	9,549

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

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2019:

(In thousands)	Fair Value at March 31, 2020	Valuation technique	Unobservable input	Weighted Average	Range
			Discount rate	6.5%	4.7%	-	8.5%
Revenue-based payments	$9,489	Discounted cash flow	Probability of payment	90%	75%	-	100%
			Projected year of payment		2020	-	2029

The following table provides a reconciliation of the beginning and ending balances of business acquisition liabilities:

	March 31,	December 31,
(In thousands)	2020	2019
Beginning balance	$9,549	$10,118
Purchase price contingent consideration	—	4,299
Changes resulting from foreign currency fluctuations	—	(58)
Contingent payments	(566)	(6,597)
Changes in fair value of business acquisition liabilities	506	1,787
Ending balance	$9,489	$9,549

NOTE 6. INVENTORIES

	March 31,	December 31,
(In thousands)	2020	2019
Raw materials	$31,910	$33,025
Work in process	18,452	15,940
Finished goods	158,089	147,349
Total inventories	$208,451	$196,314

NOTE 7. ACCRUED EXPENSES

	March 31,	December 31,
(In thousands)	2020	2019
Compensation and other employee-related costs	$26,332	$37,178
Contractual payable(1)	10,000	—
Legal and other settlements and expenses	1,684	1,538
Accrued non-income taxes	4,897	4,996
Royalties	2,717	2,370
Other	14,422	17,201
Total accrued expenses	$60,052	$63,283

(1)The contractual payable is related to the Nemaris acquisition milestone payment, which is recorded in intangible assets and accrued liabilities as a non-cash financing activity on the Condensed Consolidated Statement of Cash Flows as of the three months ended March 31, 2020.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. DEBT

Line of Credit

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2020. The Company believes we have the ability to secure a credit facility with another lender in the event we do not extend the current agreement. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2020, we were in compliance with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

NOTE 9. EQUITY

Stock Repurchases

Under the current stock repurchase plan, announced on March 11, 2020, the Company is authorized to repurchase up to $200 million of the Company’s Class A common stock. As of March 31, 2020, $126.1 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

During the three months ended March 31, 2020, the Company repurchased 1,920,013 shares of common stock at an average price of approximately $38 per share for an aggregate amount of approximately $73.9 million. We continue to expect funding of share repurchases will come from operating cash flows and excess cash.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098

Common Stock

Our amended and restated Certificate of Incorporation provides for a total of 775,000,000 authorized shares of common stock. Of the authorized number of shares of common stock, 500,000,000 shares are designated as Class A common stock (“Class A Common”), and 275,000,000 shares are designated as Class B common stock (“Class B Common”).

Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B common stock please see “Exhibit 4.2, Description of Securities of the Registrant filed with our amended Form 10-K on March 2, 2020.”

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
March 31, 2020	75,664,152	22,430,097	98,094,249
December 31, 2019	77,394,983	22,430,097	99,825,080

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)
Other comprehensive (loss)/income before reclassifications	(5,032)	474	(4,558)
Amounts reclassified from accumulated other comprehensive income, net of tax	1,190	—	1,190
Other comprehensive (loss)/income, net of tax	(3,842)	474	(3,368)
Accumulated other comprehensive loss, net of tax, at March 31, 2020	$(243)	$(6,023)	$(6,266)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2018	$(168)	$(7,004)	$(7,172)
Other comprehensive (loss)/income before reclassifications	2,353	(107)	2,246
Amounts reclassified from accumulated other comprehensive income, net of tax	(554)	—	(554)
Other comprehensive (loss)/income, net of tax	1,799	(107)	1,692
Accumulated other comprehensive loss, net of tax, at March 31, 2019	$1,631	$(7,111)	$(5,480)

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

As of March 31, 2020, pursuant to the 2012 Plan, there were 17,899,947 shares of Class A Common stock reserved and 2,126,544 shares of Class A Common stock available for future grants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Weighted average grant date fair value per share	$14.43	$13.78

Stock option activity during the three months ended March 31, 2020 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2019	10,650	$35.80
Granted	1,753	52.86
Exercised	(190)	30.08
Forfeited	(105)	43.23
Outstanding at March 31, 2020	12,108	$38.31	7.5	$94,500
Exercisable at March 31, 2020	5,621	$29.39	6.1	$79,152
Expected to vest at March 31, 2020	6,487	$46.04	8.7	$15,348

The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Intrinsic value of stock options exercised	$3,481	$8,424

Stock-based compensation expense	$6,807	$6,448
Net stock-based compensation capitalized into inventory	95	93
Total stock-based compensation cost	$6,902	$6,541

As of March 31, 2020, there was $76.7 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

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

The following table provides a summary of our effective tax rate:

	Three Months Ended
	March 31,
	2020	2019
Effective income tax rate	20.2%	20.3%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The change in effective income tax rates for the three month periods ended March 31, 2020 and 2019 is primarily driven by lower stock compensation benefits and increases in non-tax deductible expenses, which are offset by favorable impacts for tax credits.

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, MONUMENT®, MagnifY®-s, HEDRON IATM , HEDRON ICTM , INDEPENDENCE®, INDEPENDENCE MIS®, FORTIFY® and XPAND® families, SABLETM , RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, RASS, ALTERA®, ARIEL®, LATIS®, CALIBER® and CALIBER®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.

In addition, we are subject to legal proceedings arising in the ordinary course of business.

NOTE 13. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Our leases have initial lease terms ranging from one year to fourteen years. Certain leases contain options to extend terms beyond the lease termination date. In these leases, we use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and for how long. Leases that have terms of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of March 31, 2020, the Company’s short-term lease commitments and sublease income are immaterial.

The Company classifies right-of-use assets as Other assets, short-term lease liabilities as Accrued expenses, and long-term lease liabilities as Other liabilities on the Condensed Consolidated Balance Sheet. Lease expense is recognized, on a straight-line basis over the term of the lease, as a component of operating income on the Consolidated Statement of Income.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Amounts reported in the Condensed Consolidated Balance Sheet as of the three months ended March 31, 2020 were as follows:

(In thousands, except weighted average lease term and discount rate)
Operating leases:
Right of use assets	$3,434

Lease liability - short term	1,658
Lease liability - long term	1,775
Total operating lease liability	$3,434

Lease expense as of March 31, 2020	$879

Weighted-average remaining lease term - operating leases (in years)	2.6

Weighted-average discount rate	2.5%

Future minimum lease payments under non-cancellable leases as of the quarter ended March 31, 2020 are as follows:

(In thousands)	Operating Leases
2020 (excluding the three months ended March 31, 2020)	$1,450
2021	1,005
2022	757
2023	264
2024	109
Thereafter	5
Total undiscounted leases payments	$3,590
Less : imputed interest	156
Total lease liabilities	$3,434

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

The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
United States	$158,447	$147,536
International	32,130	35,411
Total sales	$190,577	$182,947

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

COVID-19 Update

A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and the disease caused by it (“COVID-19”) was subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. While emergency and time sensitive surgical procedures continue, the outbreak and preventive measures taken to help curb the spread have negatively impacted the markets we serve, in particular, hospitals and surgical centers globally where elective surgeries have been postponed. We are considered a provider of “life-sustaining” goods and services in Pennsylvania and an essential business in other areas. To date, COVID-19 has not materially affected our supply chain or production schedule, although delays may be possible in the future due to the dynamic nature of the situation.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, while the government mandated restrictions, including elective surgeries, are in place, we do expect that it will have a material adverse impact on our revenue growth, operating profit and cash flow and may lead to higher than normal inventory levels, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.

We are focused on navigating these recent challenges presented by COVID-19 and believe we are in a strong position, including cash and borrowing capacity, to continue to not only sustain but grow our business once the restrictions are lifted and elective surgeries resume.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

During the three months ended March 31, 2020, our international sales accounted for approximately 17% of our total sales. We have sold our products in approximately 50 countries outside the United States through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2020	2019	$	%
United States	$158,447	$147,536	$10,911	7.4%
International	32,130	35,411	(3,281)	-9.3%
Total sales	$190,577	$182,947	$7,630	4.2%

In the United States, the increase in sales of $10.9 million was due primarily to increased spine product sales resulting from penetration in existing territories and increased INR technology sales, prior to a decrease in sales starting in mid-March, due to the COVID-19 pandemic.

Internationally, the decrease in sales of $3.3 million was due primarily to a one-time distributor stocking order in the period ended March 31, 2019 and decreased spine product sales in Japan and other existing countries partially due to the impact of the COVID-19 pandemic. On a constant currency basis, our international sales declined $2.9 million, or by 8.3%, and our worldwide sales increased 4.4%.

Cost of Goods Sold

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Cost of goods sold	$48,864	$41,838	$7,026	16.8%
Percentage of sales	25.6%	22.9%

The $7.0 million net increase in cost of goods sold was primarily due to higher volumes, product mix, and depreciation. These increases were partially offset by lower write-downs of excess and obsolete inventory.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Research and development	$15,402	$14,324	$1,078	7.5%
Percentage of sales	8.1%	7.8%

The increase in research and development expenses was due primarily to an increase in employee compensation costs from additional headcount, including our INR technology group and increased supplies for furthering research activities and developing new innovative products.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Selling, general and administrative	$93,539	$85,784	$7,755	9.0%
Percentage of sales	49.1%	46.9%

The increase in selling, general and administrative expenses was primarily due to an increase of $7.1 million in selling and marketing expenses relating to continued build out of the U.S., INR technology, joints and orthopedic trauma sales forces, as well as increases in the international sales forces to further penetrate those markets.

Amortization of Intangibles

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Amortization of intangibles	$3,776	$3,343	$433	13.0%
Percentage of sales	2.0%	1.8%

The increase in the amortization of intangibles is primarily due to the developed technology intangible assets acquired in connection with the StelKast and Nemaris acquisitions.

Acquisition Related Costs

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Acquisition related costs	$548	$579	$(31)	-5.4%
Percentage of sales	0.3%	0.3%

Acquisition related costs remained consistent for the three month periods ending March 31, 2020 and 2019.

Other Income, Net

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Other income, net	$4,050	$4,572	$(522)	-11.4%
Percentage of sales	2.1%	2.5%

The decrease in other income, net was due primarily to the foreign currency transactional loss during the three month period ended March 31, 2020.

Income Tax Provision

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Income tax provision	$6,549	$8,441	$(1,892)	-22.4%
Effective income tax rate	20.2%	20.3%

The change in the effective income tax rates between the current year and prior year periods is primarily driven by favorable impacts for tax credits which are offset by lower stock compensation benefits and increases in non-tax deductible expenses.

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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2020	2019
Net income	$25,949	$33,210
Interest income, net	(4,324)	(4,159)
Provision for income taxes	6,549	8,441
Depreciation and amortization	14,568	12,254
EBITDA	42,742	49,746
Stock-based compensation expense	6,807	6,448
Acquisition related costs/licensing	957	637
Adjusted EBITDA	$50,506	$56,831

Net income as a percentage of sales	13.6%	18.2%
Adjusted EBITDA as a percentage of sales	26.5%	31.1%

In addition, for the period ended March 31, 2020 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, and the tax effects of all of the foregoing adjustments. The tax effect adjustment represents the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net income	$25,949	$33,210
Amortization of intangibles	3,776	3,343
Acquisition related costs/licensing	957	637
Tax effect of adjusting items	(956)	(807)
Non-GAAP net income	$29,726	$36,383

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended
	March 31,
(Per share amounts)	2020	2019
Diluted earnings per share, as reported	$0.25	$0.33
Amortization of intangibles	0.04	0.03
Acquisition related costs/licensing	0.01	0.01
Tax effect of adjusting items	(0.01)	(0.01)
Non-GAAP diluted earnings per share	$0.29	$0.36

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

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$42,293	$39,203
Purchases of property and equipment	(22,314)	(28,155)
Free cash flow	$19,979	$11,048

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

	Three Months Ended		Reported	Currency Impact on	Constant Currency
	March 31,		Sales	Current	Sales
(In thousands, except percentages)	2020	2019	Growth	Period Sales	Growth
United States	$158,447	$147,536	7.4%	$—	7.4%
International	32,130	35,411	-9.3%	(333)	-8.3%
Total Sales	$190,577	$182,947	4.2%	$(333)	4.4%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,		Change
(In thousands)	2020	2019	$
Net cash provided by operating activities	$42,293	$39,203	$3,090
Net cash used in investing activities	(2,592)	(53,839)	51,247
Net cash used in financing activities	(68,667)	4,905	(73,572)
Effect of foreign exchange rate changes on cash	(16)	(40)	24
Increase (decrease) in cash, cash equivalents, and restricted cash	$(28,982)	$(9,771)	$(19,211)

Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily due to the increase of cash flow from accounts receivable, which was offset partially by the decrease of cash flow from accrued expenses and other liabilities and accounts payable.

Cash Used in Investing Activities

The decrease in net cash used in investing activities was due primarily to the decrease in net impact of purchases, maturities and sales of marketable securities and decreased purchases of property and equipment.

Cash Used in Financing Activities

The decrease in net cash used in financing activities was primarily the result of the repurchase of common stock and the decrease in proceeds from option exercises, partially offset by lower payments of business acquisition liabilities.

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

	March 31,	December 31,
(In thousands)	2020	2019
Cash, cash equivalents, and restricted cash	$166,742	$195,724
Short-term marketable securities	110,211	115,763
Long-term marketable securities	380,061	409,514
Total cash, cash equivalents, restricted cash and marketable securities	$657,014	$721,001

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility expires in May 2020. Cash advances bear interest at our option either at a fluctuating rate per annum equal to the daily LIBOR in effect for a one-month period plus 0.75%, or a fixed rate for a one- or three-month period equal to LIBOR plus 0.75%. The credit agreement governing the revolving credit facility also subjects us to various restrictive covenants, including the requirement to maintain maximum consolidated leverage. The covenants also include limitations on our ability to repurchase shares, to pay cash dividends or to enter into a sale transaction. As of March 31, 2020, we were in compliance

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

with all financial covenants under the credit agreement, there were no outstanding borrowings under the revolving credit facility and available borrowings were $125.0 million. We may terminate the credit agreement at any time on ten days’ notice without premium or penalty.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility, which was fully available as of March 31, 2020. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there was a material change in our contractual obligations related to purchase obligations payable within less than one year. In connection with the Nemaris acquisition completed in 2018, we have certain contingent consideration obligations payable to the sellers in this transaction upon the achievement of certain regulatory and sales milestones of $10.0 million. These milestones were achieved during the three months ended March 31, 2020 and therefore we have recorded the appropriate short term contingent consideration liability.

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

The COVID-19 pandemic may lead to higher than normal inventory levels, as there has not been a material effect to our supply chain or production schedule and we may experience decreased revenues while government mandated restrictions on elective surgeries are in place.

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

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), particularly those set forth under “Item 1A, Risk Factors” of the Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Item 1A. Risk Factors

The following represents a material change in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The widespread outbreak of a communicable disease, or any other public health crisis, could adversely affect our financial condition and results of operations.

We could be negatively affected by the widespread outbreak of a communicable disease, or any other public health crisis that results in disruptions to hospitals and other healthcare facilities.

A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and the disease caused by it, COVID-19, was subsequently declared a pandemic by the World Health Organization in March 2020. The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during March and April, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the economy. While emergency and time sensitive surgical procedures continue, the outbreak and preventive measures taken to help curb the spread of COVID-19 has negatively impacted the markets we serve, in particular, hospitals and surgical centers globally where elective surgeries have been temporarily postponed.  We believe that certain of these patient volume declines reflect a deferral of elective surgeries to a later period, rather than a permanent reduction in demand; however, there is no assurance that will occur. We are considered a provider of “Life-sustaining” goods and services in Pennsylvania and an essential business in other areas. To date, COVID-19 has not materially affected our supply chain or production schedule, although delays may be possible in the future due to the dynamic nature of the situation.

Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, while the government mandated restrictions, including elective surgeries, are in place, we do expect that it will have a material adverse impact on our future revenue growth, operating profit and cash flow and may lead to higher than normal inventory levels, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

We repurchase shares of Globus Medical Class A common stock pursuant to the publicly announced share repurchase program authorized by the Board of Directors on March 11, 2020. As of March 31, 2020, we had repurchased 1.9 million shares at an average price of $38.49 per share for a total approximate cost of $73.9 million under this program. All of our share repurchases during the first quarter of 2020 were made through a broker in the open market.

The following table contains information for shares repurchased during the first quarter of 2020. None of the shares in this table were repurchased directly from any of our officers or directors.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average Price Paid per Share	Total number of Shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan
January 1 to January 31, 2020	-	$-	-	$200,000
February 1 to February 29, 2020	-	-	-	200,000
March 1 to March 31, 2020	1,920	38.49	1,920	126,098
Total	1,920		1,920

(a) Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on March 11, 2020. This program allows for the repurchase up to $200 million of the Company’s Class A common stock.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Exhibit No.	Item
10.1*	Amendment to Credit Agreement, dated March 13, 2020, by and between Globus Medical, Inc., Globus Medical North America, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	May 7, 2020	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	May 7, 2020	/s/ KEITH PFEIL

Keith Pfeil
Senior Vice President
Chief Financial Officer Chief Accounting Officer
(Principal Financial Officer)