Form 10-Q
period 2020-06-30
GLOBUS MEDICAL INC
filed 2020-08-05
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of August 3, 2020 was 97,781,223 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except par value)	2020	2019
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$165,554	$195,724
Short-term marketable securities	151,181	115,763
Accounts receivable, net of allowances of $8,117 and $5,599, respectively	132,092	154,326
Inventories	224,457	196,314
Prepaid expenses and other current assets	19,625	17,243
Income taxes receivable	3,982	8,098
Total current assets	696,891	687,468
Property and equipment, net of accumulated depreciation of $257,885 and $243,732, respectively	211,902	199,841
Long-term marketable securities	319,483	409,514
Intangible assets, net	85,226	78,812
Goodwill	129,184	128,775
Other assets	21,070	21,741
Deferred income taxes	2,046	5,926
Total assets	$1,465,802	$1,532,077

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,715	$24,614
Accrued expenses	69,243	63,283
Income taxes payable	1,990	1,057
Business acquisition liabilities	665	6,727
Deferred revenue	6,513	5,402
Payable to broker	-	10,320
Total current liabilities	106,126	111,403
Business acquisition liabilities, net of current portion	3,551	2,822
Deferred income taxes	5,046	6,023
Other liabilities	14,164	9,377
Total liabilities	128,887	129,625
Commitments and contingencies (Note 12)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000 shares; issued and outstanding 75,327 and 77,395 shares at June 30, 2020 and December 31, 2019, respectively	75	77
Class B common stock; $0.001 par value. Authorized 275,000 shares; issued and outstanding 22,430 and 22,430 shares at June 30, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	387,611	357,320
Accumulated other comprehensive income (loss)	1,298	(2,898)
Retained earnings	947,909	1,047,931
Total equity	1,336,915	1,402,452
Total liabilities and equity	$1,465,802	$1,532,077

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Sales	$148,922	$194,539	$339,499	$377,486
Cost of goods sold	50,643	43,990	99,507	85,828
Gross profit	98,279	150,549	239,992	291,658

Operating expenses:
Research and development	39,455	15,746	54,857	30,069
Selling, general and administrative	80,019	88,379	173,558	174,163
Provision for litigation	197	—	197	—
Amortization of intangibles	4,115	3,449	7,891	6,792
Acquisition related costs	56	106	604	685
Total operating expenses	123,842	107,680	237,107	211,709

Operating income/(loss)	(25,563)	42,869	2,885	79,949

Other income, net
Interest income/(expense), net	3,590	4,417	7,914	8,576
Foreign currency transaction gain/(loss)	(168)	(210)	(636)	(22)
Other income/(expense)	199	17	393	241
Total other income/(expense), net	3,621	4,224	7,671	8,795

Income/(loss) before income taxes	(21,942)	47,093	10,556	88,744
Income tax provision	(1,105)	8,930	5,444	17,370

Net income/(loss)	$(20,837)	$38,163	$5,112	$71,374

Earnings per share:
Basic	$(0.21)	$0.39	$0.05	$0.72
Diluted	$(0.21)	$0.38	$0.05	$0.70
Weighted average shares outstanding:
Basic	97,509	99,023	98,572	98,875
Dilutive stock options	—	2,559	2,420	2,600
Diluted	97,509	101,582	100,992	101,475

Anti-dilutive stock options excluded from weighted average calculation	11,680	5,021	6,645	4,854

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net income/(loss)	$(20,837)	$38,163	$5,112	$71,374
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	6,897	1,984	3,055	3,783
Foreign currency translation gain/(loss)	667	1,768	1,141	1,661
Total other comprehensive income/(loss)	7,564	3,752	4,196	5,444
Comprehensive income/(loss)	$(13,273)	$41,915	$9,308	$76,818

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income/(loss)	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366
Stock-based compensation	—	—	—	—	7,426	—	—	7,426
Exercise of stock options	434	—	(1)	—	10,201	—	—	10,201
Comprehensive income/(loss)	—	—	—	—	—	7,564	(20,837)	(13,273)
Repurchase and retirement of common stock	(771)	(1)	—	—	—	—	(30,804)	(30,805)
Balance at June 30, 2020	75,327	$75	22,430	$22	$387,611	$1,298	$947,909	$1,336,915

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2018	76,144	$76	22,431	$22	$299,869	$(7,172)	$892,721	$1,185,516
Stock-based compensation	—	—	—	—	6,541	—	—	6,541
Exercise of stock options	407	1	—	—	10,255	—	(1)	10,255
Comprehensive income/(loss)	—	—	—	—	—	1,692	33,210	34,902
Balance at March 31, 2019	76,551	$77	22,431	$22	$316,665	$(5,480)	$925,930	$1,237,214
Stock-based compensation	—	—	—	—	6,381	—	—	6,381
Exercise of stock options	96	—	—	—	2,015	—	1	2,016
Comprehensive income/(loss)	—	—	—	—	—	3,752	38,163	41,915
Balance at June 30, 2019	76,647	$77	22,431	$22	$325,061	$(1,728)	$964,094	$1,287,526

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$5,112	$71,374
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	24,418	—
Depreciation and amortization	29,669	25,113
Amortization of premium (discount) on marketable securities	104	(736)
Write-down for excess and obsolete inventories	7,216	2,468
Stock-based compensation expense	14,118	12,749
Allowance for doubtful accounts	2,455	1,229
Change in fair value of business acquisition liabilities	463	579
Change in deferred income taxes	(1,127)	1,424
(Gain)/loss on disposal of assets, net	625	295
(Increase)/decrease in:
Accounts receivable	19,306	(6,532)
Inventories	(34,371)	(28,094)
Prepaid expenses and other assets	(2,875)	(2,933)
Increase/(decrease) in:
Accounts payable	2,974	(901)
Accrued expenses and other liabilities	(7,756)	(8,744)
Income taxes payable/receivable	5,030	(5,491)
Net cash provided by operating activities	65,361	61,800
Cash flows from investing activities:
Purchases of marketable securities	(57,418)	(210,606)
Maturities of marketable securities	88,383	161,568
Sales of marketable securities	17,405	25,490
Purchases of property and equipment	(32,270)	(42,895)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(21,991)	(24,135)
Net cash used in investing activities	(5,891)	(90,578)
Cash flows from financing activities:
Payment of business acquisition liabilities	(853)	(5,633)
Proceeds from exercise of stock options	15,964	12,268
Repurchase of common stock	(104,669)	—
Net cash used in/provided by financing activities	(89,558)	6,635
Effect of foreign exchange rate on cash	(82)	186
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(30,170)	(21,957)
Cash, cash equivalents, and restricted cash at beginning of period	195,724	139,747
Cash, cash equivalents, and restricted cash at end of period	$165,554	$117,790
Supplemental disclosures of cash flow information:
Interest paid	7	4
Income taxes paid	$2,147	$23,975

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and address new treatment options. With over 210 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

(b) COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The pandemic has significantly impacted the economic conditions in the U.S. and globally as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy. While emergency and time-sensitive surgical procedures continue, as of the date of this filing, the Company has been impacted by temporary postponement of elective surgeries in hospitals and surgical facilities worldwide.

The Company cannot reasonably estimate the length or severity of this pandemic, however, as a result of these developments the Company expects a material adverse impact on its sales, results of operations, and cash flows in the remainder of fiscal 2020, and potentially fiscal 2021.

In response to these developments, the Company will continue to monitor liquidity and cash flow.

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

(f) Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2020	2019	2019	2018
Cash and cash equivalents	$165,554	$195,474	$117,790	$139,647
Restricted cash	—	250	—	100
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$165,554	$195,724	$117,790	$139,747

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations, and asset-backed securities, and are classified as available-for-sale as of June 30, 2020 and December 31, 2019. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the three months ended June 30, 2020 and 2019, net adjustments to cost of sales related to excess and obsolete inventory were $6.5 million and $0.3 million, respectively. The net adjustments for the three months ended June 30, 2020 and 2019 reflect a combination of additional expense for excess and obsolete related provisions ($8.5 million and $3.9 million, respectively) offset by sales and disposals ($2.0 million and $3.6 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the six months ended June 30, 2020 and 2019, net adjustments to cost of sales related to excess and obsolete inventory were $7.2 million and $2.5 million, respectively. The net adjustments for the six months ended June 30, 2020 and 2019 reflect a combination of additional expense for excess and obsolete related provisions ($10.9 million and $6.6 million, respectively) offset by sales and disposals ($3.7 million and $4.1 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

(i) Property and Equipment

Purchases of property and equipment included in accounts payable and accrued expenses were $6.2 million and $4.8 million as of June 30, 2020 and 2019, respectively.

(j) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. For purposes of disclosing disaggregated revenue, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are the advanced hardware and software systems and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts typically contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three and six months ended June 30, 2020, there was an immaterial amount of revenue recognized from previously deferred revenue.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Disaggregation of Revenue

The following table represents total sales by revenue stream:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Musculoskeletal Solutions products	$143,480	$182,538	$326,022	$358,296
Enabling Technologies products	5,442	12,001	13,477	19,190
Total sales	$148,922	$194,539	$339,499	$377,486

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019. We adopted the updated guidance on January 1, 2020 on a prospective basis recording $0.5 million as a cumulative effect adjustment to retained earnings and as a result, prior period amounts were not adjusted. Adoption of the standard did not have a material impact on our financial position, results of operations, and disclosures.

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

NOTE 2. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the second quarter of 2020, the Company acquired Synoste Oy (“Synoste”), a Finnish engineering company that specializes in the research and development of a limb lengthening system. The fair value of the net assets acquired was $25.3 million, and the consideration consisted of approximately $22.8 million of cash paid at closing plus $2.5 million of a contractual holdback obligation payable eighteen months from the closing date of the transaction, subject to net working capital and other post-closing adjustments, if applicable. The contractual holdback obligation is included in Other Liabilities in the Condensed Consolidated Balance Sheet.

The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, in-process research and development (“IPR&D”) of the limb lengthening system, thus satisfying the requirements of the screen test in ASU 2017-1. Acquired IPR&D in the asset acquisition was accounted for in accordance with FASB ASC Topic 730, “Research and Development” (ASC 730). At the date of acquisition, the Company determined that the development of the projects underway at Synoste had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $24.4 million was charged to Research and Development expense in the Condensed Consolidated Statements of Income on the acquisition date. The Company also recorded the remaining immaterial identifiable net assets based on their estimated fair values, which primarily consisted of cash and assembled workforce.

The transaction also provides for additional consideration contingent upon the developed product obtaining approval from the U.S. Food and Drug Administration (the “FDA”) of $8.0 million within the third anniversary, or $4.0 million within the fourth anniversary of the acquisition closing date, respectively. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

Business Combinations

During the second quarter of 2019, the Company acquired substantially all of the assets of StelKast, Inc. (the “StelKast Acquisition”), a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. The Company has included the financial results from the StelKast Acquisition in our condensed financial statements from the acquisition date, and the results from the StelKast Acquisition were not material to our condensed financial statements. At the acquisition date, the fair value of the net assets acquired was $28.1 million, which consisted of approximately $23.8 million of cash paid at closing, plus a potential $4.3 million contingent consideration payment based on product sales milestones. The Company recorded identifiable net assets, based on their estimated fair values, related to inventory of $15.3 million, fixed assets of $4.2 million and customer relationships of $3.9 million and goodwill of $4.7 million.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of June 30, 2020, the contingent consideration payable related to this acquisition is $5.0 million, which was paid in July 2020.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

A summary of intangible assets is presented below:

		June 30, 2020
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,267)	$1,733
Customer relationships & other intangibles	7.0	47,703	(27,650)	20,053
Developed technology	8.0	71,270	(14,321)	56,949
Patents	16.1	8,798	(2,307)	6,491
Total intangible assets		$131,771	$(46,545)	$85,226

Due to the completion of contractual milestones related to the 2018 acquisition of Nemaris, in the first quarter of 2020, $13.0 million was capitalized to Developed technology and began to be amortized over a period of 5.4 years.

		December 31, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	4,000	(2,067)	1,933
Customer relationships & other intangibles	7.0	46,766	(24,264)	22,502
Developed technology	8.6	57,577	(10,189)	47,388
Patents	16.0	8,662	(1,673)	6,989
Total intangible assets		$117,005	$(38,193)	$78,812

A summary of the net carrying value of goodwill is presented below:

(In thousands)
December 31, 2018	$123,734
Additions and adjustments	4,817
Foreign exchange	224
December 31, 2019	128,775
Additions and adjustments	(123)
Foreign exchange	532
June 30, 2020	$129,184

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

		June 30, 2020
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$26,659	$220	$—	$26,879
Corporate debt securities	Less than 1	93,978	909	(6)	94,881
Commercial paper	Less than 1	7,949	44	—	7,993
Asset-backed securities	Less than 1	12,240	118	(11)	12,347
Government, federal agency, and other sovereign obligations	Less than 1	8,977	104	—	9,081
Total short-term marketable securities		$149,803	$1,395	$(17)	$151,181

Long-term:
Municipal bonds	1 - 3	$26,174	$475	$—	$26,649
Corporate debt securities	1 - 3	134,534	4,017	(1)	138,550
Asset-backed securities	1 - 3	148,037	2,789	—	150,826
Government, federal agency, and other sovereign obligations	1 - 2	3,399	59	—	3,458
Total long-term marketable securities		$312,144	$7,340	$(1)	$319,483

		December 31, 2019
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$7,840	$23	$(1)	$7,862
Corporate debt securities	Less than 1	69,091	247	(3)	69,335
Commercial paper	Less than 1	34,747	6	(1)	34,752
Asset-backed securities	Less than 1	3,808	6	—	3,814
Total short-term marketable securities		$115,486	$282	$(5)	$115,763

Long-term:
Municipal bonds	1 - 3	$45,010	$254	$(8)	$45,256
Corporate debt securities	1 - 3	186,356	2,578	(5)	188,929
Asset-backed securities	1 - 3	161,347	1,583	(33)	162,897
Government, federal agency, and other sovereign obligations	1 - 2	12,366	66	—	12,432
Total long-term marketable securities		$405,079	$4,481	$(46)	$409,514

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

The fair value of our assets and liabilities measured at fair value on a recurring basis was as follows:

(In thousands)	Balance at June 30, 2020	Level 1	Level 2	Level 3
Assets
Cash equivalents	$58,863	$58,863	$—	$—
Municipal bonds	53,528	—	53,528	—
Corporate debt securities	233,431	—	233,431	—
Commercial paper	7,993	—	7,993	—
Asset-backed securities	163,173	—	163,173	—
Government, federal agency, and other sovereign obligations	12,539	—	12,539	—
Liabilities
Business acquisition liabilities	4,216	—	—	4,216

(In thousands)	Balance at December 31, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,218	$4,988	$13,230	$—
Municipal bonds	53,118	—	53,118	—
Corporate debt securities	258,264	—	258,264	—
Commercial paper	34,752	—	34,752	—
Asset-backed securities	166,711	—	166,711	—
Government, federal agency, and other sovereign obligations	12,432	—	12,432	—
Liabilities
Business acquisition liabilities	9,549	—	—	9,549

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

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2019, exclusive of the contractual payable reclassification to Accrued Expenses in the Condensed Consolidated Balance Sheet:

(In thousands)	Fair Value at June 30, 2020	Valuation technique	Unobservable input	Range
			Discount rate	8.5%
Revenue-based payments	$4,216	Discounted cash flow	Probability of payment	75%	-	100%
			Projected year of payment	2020	-	2029

The following table provides a reconciliation of the beginning and ending balances of business acquisition liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$9,489	$5,289	$9,549	$10,118
Purchase price contingent consideration	—	4,298	—	4,298
Changes resulting from foreign currency fluctuations	—	—	—	(58)
Contingent payments	(287)	(283)	(853)	(5,633)
Changes in fair value of business acquisition liabilities	(43)	—	463	579
Contractual payable reclassification	(4,943)	—	(4,943)	—
Ending balance	$4,216	$9,304	$4,216	$9,304

NOTE 6. INVENTORIES

	June 30,	December 31,
(In thousands)	2020	2019
Raw materials	$35,208	$33,025
Work in process	20,655	15,940
Finished goods	168,594	147,349
Total inventories	$224,457	$196,314

NOTE 7. ACCRUED EXPENSES

	June 30,	December 31,
(In thousands)	2020	2019
Compensation and other employee-related costs	$30,224	$37,178
Contractual payable (1)	14,943	—
Legal and other settlements and expenses	2,258	1,538
Accrued non-income taxes	4,826	4,996
Royalties	1,893	2,370
Other	15,099	17,201
Total accrued expenses	$69,243	$63,283

(1) The contractual payable includes $10.0 million related to the Nemaris acquisition milestone payment and $4.9 million related to the StelKast acquisition milestone payment, which are recorded in intangible assets and accrued liabilities as a non-cash financing activity on the Condensed Consolidated Statement of Cash Flows as of the six months ended June 30, 2020.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. DEBT

Line of Credit

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility with Wells Fargo Bank expired in May 2020. The Company is currently negotiating and intends to enter into a new credit agreement with another institution in the near term.

NOTE 9. EQUITY

Stock Repurchases

Under the current stock repurchase plan, announced on March 11, 2020, the Company is authorized to repurchase up to $200 million of the Company’s Class A common stock. As of June 30, 2020, $95.3 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. We continue to expect funding of share repurchases will come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
January 1, 2020 - June 30, 2020	2,691	$38.91	$104,706

(1) Inclusive of an immaterial amount of commission fees

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our issued and outstanding common shares by Class were as follows:

(Shares)	Class A Common	Class B Common	Total
June 30, 2020	75,326,718	22,430,097	97,756,815
December 31, 2019	77,394,983	22,430,097	99,825,080

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss):

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)
Other comprehensive (loss)/income before reclassifications	4,004	1,141	5,145
Amounts reclassified from accumulated other comprehensive income, net of tax	(949)	—	(949)
Other comprehensive (loss)/income, net of tax	3,055	1,141	4,196
Accumulated other comprehensive loss, net of tax, at June 30, 2020	$6,654	$(5,356)	$1,298

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2018	$(168)	$(7,004)	$(7,172)
Other comprehensive (loss)/income before reclassifications	4,947	1,661	6,608
Amounts reclassified from accumulated other comprehensive income, net of tax	(1,164)	—	(1,164)
Other comprehensive (loss)/income, net of tax	3,783	1,661	5,444
Accumulated other comprehensive loss, net of tax, at June 30, 2019	$3,615	$(5,343)	$(1,728)

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

As of June 30, 2020, pursuant to the 2012 Plan, there were 17,899,947 shares of Class A Common stock reserved and 2,135,639 shares of Class A Common stock available for future grants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The weighted average grant date fair value per share of the options awarded to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average grant date fair value per share	$12.42	$13.00	$14.29	$13.65

Stock option activity during the six months ended June 30, 2020 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2019	10,650	$35.80
Granted	1,882	52.31
Exercised	(624)	25.49
Forfeited	(228)	46.05
Outstanding at June 30, 2020	11,680	$38.80	7.3	$119,873
Exercisable at June 30, 2020	5,616	$30.69	6.1	$96,839
Expected to vest at June 30, 2020	6,064	$46.33	8.5	$23,034

The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Intrinsic value of stock options exercised	$12,676	$2,260	$16,157	$10,684

Stock-based compensation expense	$7,311	$6,297	$14,118	$12,749
Net stock-based compensation capitalized into inventory	115	84	210	175
Total stock-based compensation cost	$7,426	$6,381	$14,328	$12,924

As of June 30, 2020, there was $69.4 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

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

The following table provides a summary of our effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Effective income tax rate	5.0%	19.0%	51.6%	19.6%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The change in the effective income tax rates for the three and six month periods ended June 30, 2020 and 2019 is primarily a result of the non-tax-deductible expense of acquired IPR&D of $24.4 million, and tax benefits due to an increase in stock option exercises in the current year.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We are involved in a number of proceedings, legal actions, and claims arising in the ordinary course of business. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON ICTM, INDEPENDENCE®, INDEPENDENCE MIS®, FORTIFY® and XPAND® families, SABLETM, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, RASS, ALTERA®, ARIEL®, LATIS®, CALIBER® and CALIBER®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.

NOTE 13. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Certain leases contain options to extend terms beyond the lease termination date. In these leases, we use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and for how long. Leases that have terms of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of June 30, 2020, the Company’s short-term lease commitments and sublease income are immaterial.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Amounts reported in the Condensed Consolidated Balance Sheet as of the six months ended June 30, 2020 were as follows:

(In thousands, except weighted average lease term and discount rate)
Operating leases:
Right of use assets	$4,044

Lease liability - short term	1,720
Lease liability - long term	2,324
Total operating lease liability	$4,044

Lease expense as of June 30, 2020	$1,748

Weighted-average remaining lease term - operating leases (in years)	3.1

Weighted-average discount rate	3.2%

Future minimum lease payments under non-cancellable leases as of the quarter ended June 30, 2020 are as follows:

(In thousands)	Operating Leases
2020 (excluding the six months ended June 30, 2020)	$1,083
2021	1,272
2022	1,031
2023	534
2024	384
Thereafter	75
Total undiscounted leases payments	$4,379
Less: imputed interest	335
Total lease liabilities	$4,044

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

The following table represents total sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
United States	$125,154	$159,989	$283,601	$307,527
International	23,768	34,550	55,898	69,959
Total sales	$148,922	$194,539	$339,499	$377,486

NOTE 15. SUBSEQUENT EVENT

Product Recall

On July 22, 2020, the Company initiated a voluntary Class II recall of specific lots of ALTERA® Spacers. This recall was initiated because specific lots of ALTERA® implants have internal components that were manufactured using stainless steel rather than the specified cobalt chromium molybdenum alloy. Only devices made after February 12, 2020 from specific lots are affected, and some

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

parts in some lots may not be affected. No reports of adverse reactions related to the stainless steel components have been received to date.

A recall notification has been issued to all relevant parties and Globus is in the process of collecting and replacing all impacted inventory. It is expected to take approximately 8 weeks to fully replace the affected inventory. Production has already been increased to meet the demand.

The Company recorded an accrual in the second quarter of approximately $1.3 million in costs associated with this recall with a majority charged to Cost of Goods Sold in the Condensed Consolidated Statements of Income. The Company will continue to evaluate any further impact as additional information becomes available.

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

Overview

Globus Medical, Inc. (together, as applicable, with its consolidated subsidiaries, “Globus,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives. With over 210 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions of the spine, extremities, pelvis, hip and knee. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

COVID-19 Update

A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and the disease caused by it (“COVID-19”) was subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. While emergency and time-sensitive surgical procedures continue, the outbreak and preventive measures taken to help curb the spread have negatively impacted the markets we serve, in particular, hospitals and surgical centers globally where elective surgeries have been postponed. We are considered a provider of “life-sustaining” goods and services in Pennsylvania and an essential business in other areas. To date, COVID-19 has not materially affected our supply chain or production schedule, although delays may be possible in the future due to the dynamic nature of the situation.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, while the government mandated restrictions, including elective surgeries, are in place, we do expect that it could continue to have a material adverse impact on our revenue growth, operating profit and cash flow and may lead to higher than normal inventory levels, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.

We are focused on navigating these recent challenges presented by COVID-19 and believe we are in a strong position to continue to not only sustain, but grow our business once the restrictions are lifted and elective surgeries fully resume.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Our hip and knee joint solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use with StelKast, Inc.  Over 13 different implants have been marketed to date, including modular hip stems and acetabular cups for total hip arthroplasty as well as posterior stabilizing and cruciate retaining knee arthroplasty implants.

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

During the six months ended June 30, 2020, our international sales accounted for approximately 16% of our total sales. We have sold our products in approximately 50 countries outside the United States through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and the commercialization of additional products.

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
United States	$125,154	$159,989	$(34,835)	-21.8%
International	23,768	34,550	(10,782)	-31.2%
Total sales	$148,922	$194,539	$(45,617)	-23.4%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

In the United States, the decrease in sales of $34.8 million was due primarily to the postponement of elective surgeries at hospitals and surgical centers and longer selling cycles for INR capital equipment, due to the COVID-19 pandemic.

Internationally, the decrease in sales of $10.8 million was also due primarily to the postponement of elective surgeries at hospitals and surgical centers and longer selling cycles for INR capital equipment due to the impact of the COVID-19 pandemic. On a constant currency basis, our international sales declined $10.5 million, or by 30.5%, and our worldwide sales decreased 23.3%.

Cost of Goods Sold

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Cost of goods sold	$50,643	$43,990	$6,653	15.1%
Percentage of sales	34.0%	22.6%

The $6.6 million net increase in cost of goods sold was primarily due to higher write-downs of excess and obsolete inventory on less frequently used product sizes as well as non-recurring inventory write-offs and other manufacturing expenses. These increases were partially offset by lower sales volumes due to COVID-19.

Research and Development Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Research and development	$39,455	$15,746	$23,709	150.6%
Percentage of sales	26.5%	8.1%

The increase in research and development expenses was due primarily to the expensing of $24.4 million of acquired in-process research and development (“IPR&D”) assets with no alternative future use.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Selling, general and administrative	$80,019	$88,379	$(8,360)	-9.5%
Percentage of sales	53.7%	45.4%

The decrease in selling, general and administrative expenses was primarily due to a decrease in sales commission expenses from lower sales and decreased travel, marketing, and surgeon educational activities as a result of COVID-19 restrictions. These decreases were partially offset by donations made to community organizations serving individuals and families directly impacted by the pandemic, by the continued build out of the spine, INR technology, joints and orthopedic trauma sales forces, and by increases in bad debt and other expenses.

Provision for Litigation

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Provision for litigation	$197	$—	$197	100.0%
Percentage of sales	0.1%	—

Provision for litigation was immaterial for the three month period ending June 30, 2020.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Amortization of Intangibles

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Amortization of intangibles	$4,115	$3,449	$666	19.3%
Percentage of sales	2.8%	1.8%

The increase in the amortization of intangibles is primarily due to the developed technology intangible assets acquired in connection with the Nemaris and StelKast acquisitions.

Acquisition Related Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Acquisition related costs	$56	$106	$(50)	-47.2%
Percentage of sales	0.0%	0.1%

Acquisition related costs remained immaterial, consistent with the three month period ending June 30, 2019.

Other Income, Net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Other income/(expense), net	$3,621	$4,224	$(603)	-14.3%
Percentage of sales	2.4%	2.2%

The decrease in other income, net was due primarily to lower interest income from lower yields on marketable securities during the three month period ended June 30, 2020.

Income Tax Provision

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Income tax provision	$(1,105)	$8,930	$(10,035)	-112.4%
Effective income tax rate	5.0%	19.0%

The change in the effective income tax rates between the current year and prior year periods is primarily a result of the non-tax-deductible expense of acquired IPR&D of $24.4 million, and tax benefits due to an increase in stock option exercises in the current year.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Sales

The following table sets forth, for the periods indicated, our sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
United States	$283,601	$307,527	$(23,926)	-7.8%
International	55,898	69,959	(14,061)	-20.1%
Total sales	$339,499	$377,486	$(37,987)	-10.1%

In the United States, the decrease in sales of $23.9 million was due to the postponement of elective surgeries at hospitals and surgical centers and longer selling cycles for INR capital equipment due to the COVID-19 pandemic.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Internationally, the decrease in sales of $14.1 million was due primarily to the postponement of elective surgeries at hospitals and surgical centers and longer selling cycles for INR capital equipment due to the COVID-19 pandemic as well as a one-time distributor stocking order in the period ended March 31, 2019. On a constant currency basis, our international sales declined $13.5 million, or by 19.3%, and our worldwide sales decreased 9.9%.

Cost of Goods Sold

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Cost of goods sold	$99,507	$85,828	$13,679	15.9%
Percentage of sales	29.3%	22.7%

The $13.7 million net increase in cost of goods sold was primarily due to higher write-downs of excess and obsolete inventory on less frequently used product sizes, from non-recurring inventory write-offs and other manufacturing expenses, and depreciation. These increases were partially offset by lower sales volumes due to COVID-19.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Research and development	$54,857	$30,069	$24,788	82.4%
Percentage of sales	16.2%	8.0%

The increase in research and development expenses was due primarily to the expensing of $24.4 million of acquired in-process research and development (“IPR&D”) assets with no alternative future use.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Selling, general and administrative	$173,558	$174,163	$(605)	-0.3%
Percentage of sales	51.1%	46.1%

The decrease in selling, general and administrative expenses was primarily due to a decrease in sales commission expenses from lower sales and decreased travel, marketing, and surgeon educational activities as a result of COVID-19 restrictions. These decreases were partially offset by donations made to community organizations serving individuals and families directly impacted by the pandemic, by the continued build out of the spine, INR technology, joints and orthopedic trauma sales forces, and by increases in bad debt and other expenses.

Provision for Litigation

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Provision for litigation	$197	$—	$197	100.0%
Percentage of sales	0.1%	—

Provision for litigation was immaterial for the six month period ending June 30, 2020.

Amortization of Intangibles

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Amortization of intangibles	$7,891	$6,792	$1,099	16.2%
Percentage of sales	2.3%	1.8%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The increase in the amortization of intangibles is primarily due to the developed technology intangible assets acquired in connection with the Nemaris and StelKast acquisitions.

Acquisition Related Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Acquisition related costs	$604	$685	$(81)	-11.8%
Percentage of sales	0.2%	0.2%

Acquisition related costs remained immaterial, consistent with the six month period ending June 30, 2019.

Other Income, Net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Other income/(expense), net	$7,671	$8,795	$(1,124)	-12.8%
Percentage of sales	2.3%	2.3%

The decrease in other income, net was due primarily to lower interest income from lower yields on marketable securities during the six month period ended June 30, 2020.

Income Tax Provision

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Income tax provision	$5,444	$17,370	$(11,926)	-68.7%
Effective income tax rate	51.6%	19.6%

The change in the effective income tax rates between the current year and prior year periods is primarily a result of the non-tax-deductible expense of acquired IPR&D of $24.4 million, and tax benefits due to an increase in stock option exercises in the current year.

Non-GAAP Financial Measures

To supplement our financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management uses certain non-GAAP financial measures. For example, non-GAAP Adjusted EBITDA, which represents net income before interest income, net and other non-operating expenses, provision for income taxes, depreciation and amortization, stock-based compensation expense, provision for litigation, acquisition related costs/licensing, acquisition of in-process research and development, is useful as an additional measure of operating performance, and particularly as a measure of comparative operating performance from period to period, as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure, asset base, income taxes and interest income and expense. Our management also uses non-GAAP Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Provision for litigation represents costs incurred for litigation settlements or unfavorable verdicts when the loss is known or considered probable and the amount can be reasonably estimated, or in the case of a favorable settlement, when income is realized. Acquisition related costs/licensing represents the change in fair value of business-acquisition-related contingent consideration; costs related to integrating recently acquired businesses, including but not limited to costs to exit or convert contractual obligations, severance, and information system conversion; and specific costs related to the consummation of the acquisition process such as banker fees, legal fees, and other acquisition related professional fees, as well as one-time licensing fees. Acquisition of in-process research and development represents the expensing of acquired assets with no alternative future use and related fees.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except percentages)	2020	2019	2020	2019
Net income/(loss)	$(20,837)	$38,163	$5,112	$71,374
Interest income/(expense), net	(3,590)	(4,417)	(7,914)	(8,576)
Provision for income taxes	(1,105)	8,930	5,444	17,370
Depreciation and amortization	15,101	12,858	29,669	25,113
EBITDA	(10,431)	55,534	32,311	105,281
Stock-based compensation expense	7,311	6,297	14,118	12,749
Provision for litigation	197	—	197	—
Acquisition related costs/licensing	469	335	1,426	971
Acquisition of in-process research and development	24,418	—	24,418	—
Adjusted EBITDA	$21,964	$62,166	$72,470	$119,001

Net income as a percentage of sales	-14.0%	19.6%	1.5%	18.9%
Adjusted EBITDA as a percentage of sales	14.7%	32.0%	21.3%	31.5%

In addition, for the period ended June 30, 2020 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, acquisition of in-process research and development, and the tax effects of all of the foregoing adjustments. The tax effect adjustment represents the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.

We believe these non-GAAP measures are also useful indicators of our operating performance, and particularly as additional measures of comparative operating performance from period to period as they remove the effects of litigation, amortization of intangibles, acquisition related costs/licensing, acquisition of in-process research and development, and the tax effects of all of the foregoing adjustments, which we believe are not reflective of underlying business trends.

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net income/(loss)	$(20,837)	$38,163	$5,112	$71,374
Provision for litigation	197	—	197	—
Amortization of intangibles	4,115	3,449	7,891	6,792
Acquisition related costs/licensing	469	335	1,426	971
Acquisition of in-process research and development	24,418	—	24,418	—
Tax effect of adjusting items	(1,470)	(717)	(2,426)	(1,524)
Non-GAAP net income	$6,892	$41,230	$36,618	$77,613

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Per share amounts)	2020	2019	2020	2019
Diluted earnings per share, as reported	$(0.21)	$0.38	$0.05	$0.70
Provision for litigation	—	—	—	—
Amortization of intangibles	0.04	0.03	0.08	0.07
Acquisition related costs/licensing	—	—	0.01	0.01
Acquisition of in-process research and development	0.25	—	0.24	—
Tax effect of adjusting items	(0.02)	(0.01)	(0.02)	(0.02)
Non-GAAP diluted earnings per share	$0.07	$0.41	$0.36	$0.76

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$23,068	$22,597	$65,361	$61,800
Purchases of property and equipment	(9,956)	(14,740)	(32,270)	(42,895)
Free cash flow	$13,112	$7,857	$33,091	$18,905

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

	Three Months Ended		Reported	Currency Impact on	Constant Currency
	June 30,		Sales	Current	Sales
(In thousands, except percentages)	2020	2019	Growth	Period Sales	Growth
United States	$125,154	$159,989	-21.8%	$—	-21.8%
International	23,768	34,550	-31.2%	(230)	-30.5%
Total Sales	$148,922	$194,539	-23.4%	$(230)	-23.3%

	Six Months Ended		Reported	Currency Impact on	Constant Currency
	June 30,		Sales	Current	Sales
(In thousands, except percentages)	2020	2019	Growth	Period Sales	Growth
United States	$283,601	$307,527	-7.8%	$—	-7.8%
International	55,898	69,959	-20.1%	(563)	-19.3%
Total Sales	$339,499	$377,486	-10.1%	$(563)	-9.9%

Non-GAAP Adjusted EBITDA, non-GAAP net income, non-GAAP Diluted Earnings Per Share, Free Cash Flow and constant currency sales growth are not calculated in conformity with U.S. GAAP within the meaning of Item 10(e) of Regulation S-K. Non-

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of non-GAAP Adjusted EBITDA, non-GAAP net income, non-GAAP Diluted Earnings Per Share, Free Cash Flow and constant currency sales growth may differ from that of other companies and therefore may not be comparable.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,		Change
(In thousands)	2020	2019	$
Net cash provided by operating activities	$65,361	$61,800	$3,561
Net cash used in investing activities	(5,891)	(90,578)	84,687
Net cash used in/provided by financing activities	(89,558)	6,635	(96,193)
Effect of foreign exchange rate changes on cash	(82)	186	(268)
Increase/(decrease) in cash, cash equivalents, and restricted cash	$(30,170)	$(21,957)	$(8,213)

Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily due to the increases of cash flow from accounts receivable as a result of improved collections and lower sales and from income taxes as a result of the delay of lower estimated income tax payments due to COVID-19. These were offset partially by the decrease of cash flow from pre-tax net income.

Cash Used in Investing Activities

The decrease in net cash used in investing activities was due primarily to the decrease in net impact of purchases, maturities and sales of marketable securities, and decreased purchases of property and equipment.

Cash Used in Financing Activities

The increase in net cash used in financing activities was primarily the result of the repurchase of common stock, partially offset by the increase in proceeds from option exercises and by lower payments of business acquisition liabilities.

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

	June 30,	December 31,
(In thousands)	2020	2019
Cash, cash equivalents, and restricted cash	$165,554	$195,724
Short-term marketable securities	151,181	115,763
Long-term marketable securities	319,483	409,514
Total cash, cash equivalents, restricted cash and marketable securities	$636,218	$721,001

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provides for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility can be increased to $150.0 million. The revolving credit facility includes up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility with Wells Fargo Bank expired in May 2020. The Company is currently negotiating and intends to enter into a new credit agreement with another institution in the near term.

In addition to our existing cash and marketable securities balances, our principal source of liquidity is our cash flows from operating activities. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there was a material change in our contractual obligations related to purchase obligations payable within less than one year. In connection with the Nemaris acquisition completed in 2018, we had certain contingent consideration obligations payable to the sellers in this transaction upon the achievement of certain regulatory and sales milestones of $10.0 million which were achieved during the three months ended March 31, 2020.

During the three months ended June 30, 2020, there was a material change in our contractual obligations related to purchase obligations payable within less than one year. In connection with the StelKast acquisition completed in 2019, we had certain contingent consideration obligations payable to the sellers in this transaction upon the achievement of certain sales milestones of $5.0 million which were achieved in substance during the three months ended June 30, 2020 and was paid in July 2020.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and the disease caused by it, COVID-19, was subsequently declared a pandemic by the World Health Organization in March 2020. The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during March and April, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the economy. While emergency and time-sensitive surgical procedures continue, the outbreak and preventive measures taken to help curb the spread of COVID-19 has negatively impacted the markets we serve, in particular, hospitals and surgical centers globally where elective surgeries have been temporarily postponed.  We believe that certain of these patient volume declines reflect a deferral of elective surgeries to a later period, rather than a permanent reduction in demand; however, there is no assurance that will occur. We are considered a provider of “Life-sustaining” goods and services in Pennsylvania and an essential business in other areas. To date, COVID-19 has not materially affected our supply chain or production schedule, although delays may be possible in the future due to the dynamic nature of the situation.

Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, while the government mandated restrictions, including elective surgeries, are in place, we do expect that it could continue to have a material adverse impact on our future revenue growth, operating profit and cash flow and may lead to higher than normal inventory levels, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

We repurchase shares of our Class A common stock pursuant to the publicly announced share repurchase program authorized by the Board of Directors on March 11, 2020. As of June 30, 2020, we had repurchased 2.7 million shares at an average price of $38.91 per share for a total approximate cost of $104.7 million under this program. All of our share repurchases to date were made through a broker in the open market.

The following table contains information for shares repurchased during the second quarter of 2020. None of the shares in this table were repurchased directly from any of our officers or directors.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average Price Paid per Share	Total number of Shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan
April 1 to April 30, 2020	771	39.95	2,691	95,294
May 1 to May 31, 2020	-	-	-	95,294
June 1 to June 30, 2020	-	-	-	95,294
Total	771		2,691

(a) Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on March 11, 2020. This program allows for the repurchase up to $200 million of the Company’s Class A common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 5, 2020, we entered into executive employment agreements with Kelly Huller, our Senior Vice President and General Counsel, and Keith Pfeil, our Senior Vice President and Chief Financial Officer. Each of Ms. Huller’s and Mr. Pfeil’s employment is “at will,” meaning that their employment may be terminated by either party for any or no reason at any time. Both Ms. Huller’s and Mr. Pfeil’s employment agreements provide for a monthly car allowance. Ms. Huller and Mr. Pfeil are each eligible to earn a salary and also a non-equity cash incentive award by meeting certain company and individual performance targets. For 2020, Ms. Huller’s base salary is $315,000.00, and her target non-equity cash incentive award is $175,000.00. For 2020, Mr. Pfeil’s base salary is $339,900.00, and his target non-equity cash incentive award is $200,000.00. For both Ms. Huller and Mr. Pfeil, the base salary and non-equity incentive award are subject to adjustment from time to time in the sole discretion of Globus. Mr. Pfeil’s employment agreement also provides for reimbursement of relocation expenses of up to $50,000 in accordance with the Company’s relocation policy, which Mr. Pfeil must repay if he resigns or is terminated for cause within 24 months from his start date.

Ms. Huller and Mr. Pfeil are each entitled to receive their respective base salary for 12 months and continued coverage under Globus’ group health, dental and vision plans for a period of 12 months in the event we terminate their employment without cause or in connection with a change of control or if he/she resigns for good reason. All severance payments are conditioned on the employee signing a general release of claims against Globus. Under Ms. Huller’s and Mr. Pfeil’s respective employment agreements, “good reason” is defined as (i) a materially adverse change or material diminution in the office, title, duties, powers, authority or responsibilities, (ii) our failure to pay base salary or a bonus that has become due and payable, (iii) a material reduction in base salary, (iv) a relocation of their principal worksite of more than 25 miles unless such relocation reduces his/her commute to such worksite, or (v) a material breach of the employment agreement by Globus; provided in each case that Globus did not correct such reason during a specified cure period.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
10.1	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Kelly Huller.
10.2	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Keith Pfeil.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	August 5, 2020	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	August 5, 2020	/s/ KEITH PFEIL

Keith Pfeil
Senior Vice President
Chief Financial Officer Chief Accounting Officer
(Principal Financial Officer)