Form 10-Q
period 2020-09-30
GLOBUS MEDICAL INC
filed 2020-10-28
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of October 26, 2020 was 98,676,042 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except par value)	2020	2019
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$250,607	$195,724
Short-term marketable securities	159,030	115,763
Accounts receivable, net of allowances of $7,011 and $5,599, respectively	143,268	154,326
Inventories	231,858	196,314
Prepaid expenses and other current assets	19,091	17,243
Income taxes receivable	8,097	8,098
Total current assets	811,951	687,468
Property and equipment, net of accumulated depreciation of $267,364 and $243,732, respectively	215,274	199,841
Long-term marketable securities	275,587	409,514
Intangible assets, net	81,794	78,812
Goodwill	129,662	128,775
Other assets	22,851	21,741
Deferred income taxes	4,620	5,926
Total assets	$1,541,739	$1,532,077

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,022	$24,614
Accrued expenses	61,803	63,283
Income taxes payable	979	1,057
Business acquisition liabilities	997	6,727
Deferred revenue	6,179	5,402
Payable to broker	-	10,320
Total current liabilities	99,980	111,403
Business acquisition liabilities, net of current portion	3,551	2,822
Deferred income taxes	4,128	6,023
Other liabilities	16,876	9,377
Total liabilities	124,535	129,625
Commitments and contingencies (Note 12)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 76,241,618 and 77,394,983 shares at September 30, 2020 and December 31, 2019, respectively	76	77
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at September 30, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	422,774	357,320
Accumulated other comprehensive income (loss)	2,207	(2,898)
Retained earnings	992,125	1,047,931
Total equity	1,417,204	1,402,452
Total liabilities and equity	$1,541,739	$1,532,077

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$216,098	$196,215	$555,597	$573,701
Cost of goods sold	57,097	45,387	156,604	131,214
Gross profit	159,001	150,828	398,993	442,487

Operating expenses:
Research and development	14,421	14,508	69,278	44,577
Selling, general and administrative	89,152	88,455	262,710	262,618
Provision for litigation	—	1,625	197	1,625
Amortization of intangibles	4,152	3,620	12,043	10,412
Acquisition related costs	1,263	559	1,867	1,245
Total operating expenses	108,988	108,767	346,095	320,477

Operating income/(loss)	50,013	42,061	52,898	122,010

Other income, net
Interest income/(expense), net	3,085	4,377	10,999	12,954
Foreign currency transaction gain/(loss)	(170)	145	(806)	123
Other income/(expense)	202	169	595	410
Total other income/(expense), net	3,117	4,691	10,788	13,487

Income/(loss) before income taxes	53,130	46,752	63,686	135,497
Income tax provision	8,914	8,445	14,358	25,816

Net income/(loss)	$44,216	$38,307	$49,328	$109,681

Earnings per share:
Basic	$0.45	$0.39	$0.50	$1.11
Diluted	$0.44	$0.38	$0.49	$1.08
Weighted average shares outstanding:
Basic	98,217	99,238	98,453	98,998
Dilutive stock options	2,268	2,862	2,370	2,687
Diluted	100,485	102,100	100,823	101,685

Anti-dilutive stock options excluded from weighted average calculation	5,101	5,108	6,130	4,939

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income/(loss)	$44,216	$38,307	$49,328	$109,681
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(770)	244	2,285	4,027
Foreign currency translation gain/(loss)	1,679	(1,342)	2,820	319
Total other comprehensive income/(loss)	909	(1,098)	5,105	4,346
Comprehensive income/(loss)	$45,125	$37,209	$54,433	$114,027

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income/(loss)	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366
Stock-based compensation	—	—	—	—	7,426	—	—	7,426
Exercise of stock options	434	—	(1)	—	10,201	—	—	10,201
Comprehensive income/(loss)	—	—	—	—	—	7,564	(20,837)	(13,273)
Repurchase and retirement of common stock	(771)	(1)	—	—	—	—	(30,804)	(30,805)
Balance at June 30, 2020	75,327	$75	22,430	$22	$387,611	$1,298	$947,909	$1,336,915
Stock-based compensation	—	—	—	—	7,007	—	—	7,007
Exercise of stock options	915	1	—	—	28,156	—	—	28,157
Comprehensive income/(loss)	—	—	—	—	—	909	44,216	45,125
Balance at September 30, 2020	76,242	$76	22,430	$22	$422,774	$2,207	$992,125	$1,417,204

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2018	76,144	$76	22,431	$22	$299,869	$(7,172)	$892,721	$1,185,516
Stock-based compensation	—	—	—	—	6,541	—	—	6,541
Exercise of stock options	407	1	—	—	10,255	—	(1)	10,255
Comprehensive income/(loss)	—	—	—	—	—	1,692	33,210	34,902
Balance at March 31, 2019	76,551	$77	22,431	$22	$316,665	$(5,480)	$925,930	$1,237,214
Stock-based compensation	—	—	—	—	6,381	—	—	6,381
Exercise of stock options	96	—	—	—	2,015	—	1	2,016
Comprehensive income/(loss)	—	—	—	—	—	3,752	38,163	41,915
Balance at June 30, 2019	76,647	$77	22,431	$22	$325,061	$(1,728)	$964,094	$1,287,526
Stock-based compensation	—	—	—	—	6,978	—	—	6,978
Exercise of stock options	326	—	—	—	7,081	—	1	7,082
Comprehensive income/(loss)	—	—	—	—	—	(1,098)	38,307	37,209
Balance at September 30, 2019	76,973	$77	22,431	$22	$339,120	$(2,826)	$1,002,402	$1,338,795

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$49,328	$109,681
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	24,418	—
Depreciation and amortization	45,970	38,688
Amortization of premium (discount) on marketable securities	215	(1,008)
Write-down for excess and obsolete inventories	12,411	1,939
Stock-based compensation expense	21,138	19,647
Allowance for doubtful accounts	2,741	2,732
Change in fair value of business acquisition liabilities	1,027	579
Change in deferred income taxes	(4,458)	2,434
(Gain)/loss on disposal of assets, net	714	518
Payment of business acquisition related liabilities	(700)	—
(Increase)/decrease in:
Accounts receivable	8,412	(5,367)
Inventories	(47,271)	(40,869)
Prepaid expenses and other assets	(4,381)	(3,044)
Increase/(decrease) in:
Accounts payable	5,401	(158)
Accrued expenses and other liabilities	3,749	1,225
Income taxes payable/receivable	(105)	(9,331)
Net cash provided by operating activities	118,609	117,666
Cash flows from investing activities:
Purchases of marketable securities	(57,418)	(277,446)
Maturities of marketable securities	100,830	205,818
Sales of marketable securities	39,944	46,474
Purchases of property and equipment	(49,595)	(54,957)
Acquisition of businesses, net of cash acquired, and purchases of intangible and other assets	(31,991)	(24,135)
Net cash used in investing activities	1,770	(104,246)
Cash flows from financing activities:
Payment of business acquisition related liabilities	(5,327)	(6,096)
Proceeds from exercise of stock options	44,121	19,350
Repurchase of common stock	(104,669)	—
Net cash used in/provided by financing activities	(65,875)	13,254
Effect of foreign exchange rate on cash	379	(231)
Net increase in cash, cash equivalents, and restricted cash	54,883	26,443
Cash, cash equivalents, and restricted cash at beginning of period	195,724	139,747
Cash, cash equivalents, and restricted cash at end of period	$250,607	$166,190
Supplemental disclosures of cash flow information:
Income taxes paid	$19,328	$34,056
Purchases of property and equipment included in accounts payable and accrued expenses	$3,931	$5,959

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

(b) COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic has significantly impacted the economic conditions in the U.S. and globally as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy. While emergency and time-sensitive surgical procedures continue, as of the date of this filing, the Company has been impacted by temporary postponement of elective surgeries in hospitals and surgical facilities worldwide.

The Company cannot reasonably estimate the length or severity of this pandemic, however, as a result of these developments the Company expects a material adverse impact on its sales, results of operations, and cash flows in fiscal 2020, and potentially fiscal 2021.

In response to these developments, the Company will continue to monitor liquidity and cash flow. The Company has the ability to borrow from our credit facility signed on August 6, 2020, if needed, although we do not expect to do so due to our cash, cash equivalents and short-term marketable securities balances.

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

(f) Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2020	2019	2019	2018
Cash and cash equivalents	$250,607	$195,474	$166,090	$139,647
Restricted cash	—	250	100	100
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statement of cash flows	$250,607	$195,724	$166,190	$139,747

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, securities of government, federal agency, and other sovereign obligations, and asset-backed securities, and are classified as available-for-sale as of September 30, 2020 and December 31, 2019. Available-for-sale securities are recorded at fair value in both short-term and long-term marketable securities on our condensed consolidated balance sheets. The change in fair value for available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of our marketable securities are determined on a specific identification basis. Realized gains and losses, along with interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), on our condensed consolidated statements of income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(h) Fair Value Measurements

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

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

Contingent consideration represents our contingent milestone, performance and revenue-sharing payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within business acquisition liabilities on our condensed consolidated balance sheets, and the changes in the fair value of contingent consideration are recognized within acquisition related costs in the condensed consolidated statements of income.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the three and nine months ended September 30, 2020, there was an immaterial amount of revenue recognized from previously deferred revenue.

Disaggregation of Revenue

Net sales for the three and nine months ended September 30, 2020 and 2019, respectively included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Musculoskeletal Solutions products	$207,063	$182,324	$533,085	$540,620
Enabling Technologies products	9,035	13,891	22,512	33,081
Total net sales	$216,098	$196,215	$555,597	$573,701

(k) Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

On March 12, 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective for all entities as of March 12, 2020, and will apply through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

The contingent consideration payable related to this acquisition of $5.0 million was paid during the third quarter of 2020. The payment up to the amount of the contingent consideration liability recognized at the acquisition date of $4.3 million is presented as a financing activity and the excess cash payment of $0.7 million is presented as an operating activity on the Condensed Consolidated Statement of Cash Flows as of the nine months ended September 30, 2020 in accordance with FASB ASC Topic 230, “Statement of Cash Flows” (ASC 230).

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Intangible assets as of September 30, 2020 included the following:

		September 30, 2020
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,367)	$1,633
Customer relationships & other intangibles	7.0	48,256	(29,506)	18,750
Developed technology	8.0	71,736	(16,745)	54,991
Patents	16.1	8,894	(2,474)	6,420
Total intangible assets		$132,886	$(51,092)	$81,794

Due to the completion of contractual milestones related to the 2018 acquisition of Nemaris, in the first quarter of 2020, $13.0 million was capitalized to Developed technology and began to be amortized over a period of 5.4 years.

Intangible assets as of December 31, 2019 included the following:

		December 31, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	4,000	(2,067)	1,933
Customer relationships & other intangibles	7.0	46,766	(24,264)	22,502
Developed technology	8.6	57,577	(10,189)	47,388
Patents	16.0	8,662	(1,673)	6,989
Total intangible assets		$117,005	$(38,193)	$78,812

The change in the carrying amount of goodwill during the twelve months ended December 31, 2019 and the nine months ended September 30, 2020, respectively included the following:

(In thousands)
December 31, 2018	$123,734
Additions and adjustments	4,817
Foreign exchange	224
December 31, 2019	128,775
Additions and adjustments	(123)
Foreign exchange	1,010
September 30, 2020	$129,662

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. MARKETABLE SECURITIES

Short-term and long-term marketable securities as of September 30, 2020 and December 31, 2019, respectively included the following:

		September 30, 2020
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$23,965	$191	$—	$24,156
Corporate debt securities	Less than 1	99,461	849	—	100,310
Commercial paper	Less than 1	7,984	15	—	7,999
Asset-backed securities	Less than 1	13,962	106	—	14,068
Government, federal agency, and other sovereign obligations	Less than 1	12,380	117	—	12,497
Total short-term marketable securities		$157,752	$1,278	$—	$159,030

Long-term:
Municipal bonds	1 - 2	$26,209	$561	$—	$26,770
Corporate debt securities	1 - 3	119,164	3,559	—	122,723
Asset-backed securities	1 - 2	123,778	2,316	—	126,094
Total long-term marketable securities		$269,151	$6,436	$—	$275,587

		December 31, 2019
(In thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	Less than 1	$7,840	$23	$(1)	$7,862
Corporate debt securities	Less than 1	69,091	247	(3)	69,335
Commercial paper	Less than 1	34,747	6	(1)	34,752
Asset-backed securities	Less than 1	3,808	6	—	3,814
Total short-term marketable securities		$115,486	$282	$(5)	$115,763

Long-term:
Municipal bonds	1 - 3	$45,010	$254	$(8)	$45,256
Corporate debt securities	1 - 3	186,356	2,578	(5)	188,929
Asset-backed securities	1 - 3	161,347	1,583	(33)	162,897
Government, federal agency, and other sovereign obligations	1 - 2	12,366	66	—	12,432
Total long-term marketable securities		$405,079	$4,481	$(46)	$409,514

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively included the following:

(In thousands)	Balance at September 30, 2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$96,953	$96,953	$—	$—
Municipal bonds	50,926	—	50,926	—
Corporate debt securities	223,033	—	223,033	—
Commercial paper	7,999	—	7,999	—
Asset-backed securities	140,162	—	140,162	—
Government, federal agency, and other sovereign obligations	12,497	—	12,497	—
Liabilities:
Business acquisition liabilities	4,548	—	—	4,548

(In thousands)	Balance at December 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,218	$4,988	$13,230	$—
Municipal bonds	53,118	—	53,118	—
Corporate debt securities	258,264	—	258,264	—
Commercial paper	34,752	—	34,752	—
Asset-backed securities	166,711	—	166,711	—
Government, federal agency, and other sovereign obligations	12,432	—	12,432	—
Liabilities:
Business acquisition liabilities	9,549	—	—	9,549

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The recurring Level 3 fair value measurements of our business acquisition liabilities include the following significant unobservable inputs, which have not materially changed since December 31, 2019, exclusive of the contractual payable reclassification to Accrued Expenses in the Condensed Consolidated Balance Sheet:

(In thousands)	Fair Value at September 30, 2020	Valuation technique	Unobservable input	Range
			Discount rate	8.5%
Revenue-based payments	$4,548	Discounted cash flow	Probability of payment	75%	-	100%
			Projected year of payment	2020	-	2029

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The change in the carrying value of the business acquisition liabilities during the three and nine months ended September 30, 2020 and 2019, respectively included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$4,216	$9,304	$9,549	$10,118
Purchase price contingent consideration	—	—	—	4,299
Changes resulting from foreign currency fluctuations	—	—	—	(9)
Contingent payments	(175)	(463)	(1,028)	(6,096)
Changes in fair value of business acquisition liabilities	507	50	970	579
Contractual payable reclassification	—	—	(4,943)	—
Ending balance	$4,548	$8,891	$4,548	$8,891

NOTE 6. INVENTORIES

Inventories as of September 30, 2020 and December 31, 2019, respectively included the following:

	September 30,	December 31,
(In thousands)	2020	2019
Raw materials	$34,198	$33,025
Work in process	19,314	15,940
Finished goods	178,346	147,349
Total inventories	$231,858	$196,314

During the three months ended September 30, 2020 and 2019, net adjustments to cost of sales related to excess and obsolete inventory were $5.2 million and ($0.6) million, respectively. The net adjustments for the three months ended September 30, 2020 and 2019 reflect a combination of additional expense for excess and obsolete related provisions ($7.9 million and $1.2 million, respectively) offset by sales and disposals ($2.7 million and $1.8 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the nine months ended September 30, 2020 and 2019, net adjustments to cost of sales related to excess and obsolete inventory were $12.4 million and $1.9 million, respectively. The net adjustments for the nine months ended September 30, 2020 and 2019 reflect a combination of additional expense for excess and obsolete related provisions ($18.9 million and $7.8 million, respectively) offset by sales and disposals ($6.5 million and $5.9 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the third quarter of 2020, the Company initiated a voluntary Class II recall of specific lots of ALTERA® Spacers. This recall was initiated because specific lots of ALTERA® implants have internal components that were manufactured using stainless steel rather than the specified cobalt chromium molybdenum alloy. Only devices made after February 12, 2020 from specific lots were affected, and some parts in some lots may not be affected. No reports of adverse reactions related to the affected ALTERA® implants have been received to date. A recall notification was issued to all relevant parties and Globus has collected and replaced impacted field inventory. The Company recorded an accrual in the second quarter of approximately $1.3 million in costs associated with this recall of which $1.0 million was charged to Cost of Goods Sold in the Condensed Consolidated Statements of Income.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. ACCRUED EXPENSES

Accrued expense as of September 30, 2020 and December 31, 2019, respectively included the following:

	September 30,	December 31,
(In thousands)	2020	2019
Compensation and other employee-related costs	$37,579	$37,178
Legal and other settlements and expenses	960	1,538
Accrued non-income taxes	3,800	4,996
Royalties	2,656	2,370
Other	16,808	17,201
Total accrued expenses	$61,803	$63,283

NOTE 8. DEBT

Line of Credit

On August 6, 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”), and has a termination date of August 5, 2021. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Adjusted LIBOR Rate (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Adjusted LIBOR Rate for a one-month period plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio.

In May 2011, we entered into a credit agreement with Wells Fargo Bank related to a revolving credit facility that provided for borrowings up to $50.0 million. In June 2018, we amended the credit agreement to increase the revolving credit facility amount from $50.0 million to $125.0 million. At our request, and with the approval of the bank, the amount of borrowings available under the revolving credit facility increased to $150.0 million. The revolving credit facility included up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility with Wells Fargo Bank expired in May 2020.

NOTE 9. EQUITY

Stock Repurchases

Under the current stock repurchase plan, announced on March 11, 2020, the Company is authorized to repurchase up to $200 million of the Company’s Class A common stock. As of September 30, 2020, $95.3 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. We continue to expect funding of share repurchases will come from operating cash flows and excess cash.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
January 1, 2020 - September 30, 2020	2,691	$38.91	$104,706

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2020 and 2019, respectively:

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)
Other comprehensive (loss)/income before reclassifications	3,001	2,820	5,821
Amounts reclassified from accumulated other comprehensive income, net of tax	(716)	—	(716)
Other comprehensive (loss)/income, net of tax	2,285	2,820	5,105
Accumulated other comprehensive loss, net of tax, at September 30, 2020	$5,884	$(3,677)	$2,207

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2018	$(168)	$(7,004)	$(7,172)
Other comprehensive (loss)/income before reclassifications	5,266	319	5,585
Amounts reclassified from accumulated other comprehensive income, net of tax	(1,239)	—	(1,239)
Other comprehensive (loss)/income, net of tax	4,027	319	4,346
Accumulated other comprehensive loss, net of tax, at September 30, 2019	$3,859	$(6,685)	$(2,826)

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

As of September 30, 2020, pursuant to the 2012 Plan, there were 17,899,947 shares of Class A Common stock reserved and 2,206,992 shares of Class A Common stock available for future grants.

The weighted average grant date fair value per share of the options awarded to employees for the three and nine months ended September 30, 2020 and 2019, respectively were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average grant date fair value per share	$16.98	$13.43	$14.54	$13.61

Stock option activity during the nine months ended September 30, 2020 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2019	10,650	$35.80
Granted	2,071	52.43
Exercised	(1,539)	28.69
Forfeited	(488)	47.41
Outstanding at September 30, 2020	10,694	$39.50	7.2	$117,826
Exercisable at September 30, 2020	5,204	$31.71	5.9	$93,761
Expected to vest at September 30, 2020	5,490	$46.85	8.4	$24,065

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The intrinsic value of stock options exercised and the compensation cost related to stock options granted to employees and non-employees under our stock plans for the three and nine months ended September 30, 2020 and 2019, respectively was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Intrinsic value of stock options exercised	$23,268	$7,565	$39,425	$19,533

Stock-based compensation expense	$7,020	$5,545	$21,138	$19,647
Net stock-based compensation capitalized into inventory	(13)	86	197	255
Total stock-based compensation cost	$7,007	$5,631	$21,335	$19,902

As of September 30, 2020, there was $62.0 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of three years.

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

The following table provides a summary of our effective tax rate for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Effective income tax rate	16.8%	18.1%	22.5%	19.1%

The change in the effective income tax rates for the three month period ended September 30, 2020 and 2019 is primarily a result of tax benefits due to an increase in stock option exercises in the current year. The change in the effective income tax rates for the nine month period ended September 30, 2020 and 2019 is primarily driven by the non-deductible expense of acquired IPR&D of $24.4 million, offset by tax benefits due to an increase in stock option exercises in the current year.

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON ICTM, INDEPENDENCE®, INDEPENDENCE MIS®, FORTIFY® and XPAND® families, SABLETM, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, RASS, ALTERA®, ARIEL®, LATIS®, CALIBER® and CALIBER®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania and was stayed on September 25, 2020 pending the outcome of earlier filed Inter Partes Reviews. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this litigation.

NOTE 13. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Certain leases contain options to extend terms beyond the lease termination date. In these leases, we use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and for how long. Leases that have terms of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of September 30, 2020, the Company’s short-term lease commitments and sublease income are immaterial.

The Company classifies right-of-use assets as Other assets, short-term lease liabilities as Accrued expenses, and long-term lease liabilities as Other liabilities on the Condensed Consolidated Balance Sheet. Lease expense is recognized, on a straight-line basis over the term of the lease, as a component of operating income on the Condensed Consolidated Statement of Income.

Amounts reported in the Condensed Consolidated Balance Sheet as of September 30, 2020 were as follows:

(In thousands, except weighted average lease term and discount rate)
Operating leases:
Right of use assets	$4,255

Lease liability - short term	1,645
Lease liability - long term	2,610
Total operating lease liability	$4,255

Lease expense as of September 30, 2020	$2,652

Weighted-average remaining lease term - operating leases (in years)	3.2

Weighted-average discount rate	3.0%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Future minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows:

(In thousands)	Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$526
2021	1,515
2022	1,231
2023	676
2024	506
2025	136
Total undiscounted leases payments	$4,590
Less: imputed interest	335
Total lease liabilities	$4,255

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

The following table represents total net sales by geographic area, based on the location of the customer for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
United States	$182,104	$162,697	$465,705	$470,224
International	33,994	33,518	89,892	103,477
Total net sales	$216,098	$196,215	$555,597	$573,701

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K filed with the SEC on February 20, 2020.

Overview

Globus Medical, Inc. (together with its consolidated subsidiaries, “Globus,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives. With over 210 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions of the spine, extremities, pelvis, hip and knee. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

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

Product Categories

While we group our products into two categories, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

Musculoskeletal Solutions

Our Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, and unique surgical instruments used in an expansive range of spinal, orthopedic and neurosurgical procedures.

Our broad spectrum of spine products addresses the vast majority of conditions affecting the spine including degenerative conditions, deformity, tumors, and trauma. With more than fifteen years in this competitive market, we provide comprehensive solutions that facilitate both open and minimally invasive surgery (“MIS”) techniques. This includes traditional fusion implants such as pedicle screw and rod systems, plating systems, intervertebral spacers and corpectomy devices. We believe we pioneered innovative expandable solutions for interbody fusion, corpectomy and interspinous fixation that allow intraoperative customization of our devices to the patient’s anatomy and save surgical time by eliminating sequential trialing. We have also developed treatment options for motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous distraction devices; as well as interventional pain management solutions to treat vertebral compression fractures. Our biologic solutions include regenerative biologic products such as allografts and synthetic alternatives, which are adjunctive treatments typically used in combination with stabilizing implant hardware.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Our orthopedic trauma solutions are designed to treat a wide variety of orthopedic fracture patterns and patient anatomies in the upper and lower extremities as well as the hip. To date, Globus has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for numerous orthopedic trauma and extremity products covering four major segments of the orthopedic trauma market - fracture plates, compression screws, intramedullary nails, and external fixation. We began marketing these products in 2018 and intend to grow our presence in this field. Fracture plating includes proximal humerus, distal radius, proximal tibia, distal fibula, small fragment, mini-fragment and clavicle plates. Intramedullary nailing includes tibial, trochanteric, and femoral nail systems. Regenerative biologic products such as bone void fillers and allograft struts are also used in orthopedic procedures where applicable.

Our hip and knee joint solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use with StelKast, Inc.  Over 13 different implants have been marketed to date, including modular hip stems and acetabular cups for total hip arthroplasty as well as posterior stabilizing and cruciate retaining knee arthroplasty implants.

Enabling Technologies

Our Enabling Technologies are comprised of imaging, navigation and robotic (“INR”) assisted surgery solutions which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, more accurate, and more reproducible.

These include the ExcelsiusGPS® platform which is a robotic guidance and navigation system that supports minimally invasive and open procedures with screw placement applications. The ExcelsiusGPS® platform has a modular design that can be used for a variety of screw placement applications, and we expect that it will serve as a foundation for future clinical applications using artificial intelligence and augmented reality.

Globus’ innovative Enabling Technologies products offer surgeons more information about patient anatomy and surgical options to help them to make well-informed surgical decisions. We believe the advantages of pre-planning implant position and viewing patient anatomy during surgery are self-evident, and also create significant secondary gains such as eliminating radiation exposure altogether.

Geographic Information

To date, the primary market for our products has been the United States, where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by exclusive independent distributors, who distribute our products for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives in the future.

During the nine months ended September 30, 2020, our international net sales accounted for approximately 16% of our total net sales. We have sold our products in approximately 50 countries outside the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

Seasonality

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
United States	$182,104	$162,697	$19,407	11.9%
International	33,994	33,518	476	1.4%
Total net sales	$216,098	$196,215	$19,883	10.1%

In the United States, the increase in net sales of $19.4 million was due primarily to increased spine product sales resulting from penetration in existing territories.

International net sales increased by $0.5 million, which was due primarily to increased spine product sales resulting from penetration in existing territories, partially offset by the postponement of elective surgeries at hospitals and surgical centers due to the COVID-19 pandemic, particularly in Japan, the U.K. and India.

Cost of Goods Sold

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Cost of goods sold	$57,097	$45,387	$11,710	25.8%
Percentage of net sales	26.4%	23.1%

The $11.7 million increase in cost of goods sold was primarily due to higher write-downs of excess and obsolete inventory on less frequently used product sizes, non-recurring inventory write-offs and other manufacturing expense, depreciation, and increased product costs as a result of higher product sales.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Research and development	$14,421	$14,508	$(87)	-0.6%
Percentage of net sales	6.7%	7.4%

Research and development expenses remained consistent with the three months ended September 30, 2019.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Selling, general and administrative	$89,152	$88,455	$697	0.8%
Percentage of net sales	41.3%	45.1%

The increase in selling, general and administrative expenses was primarily due to an increase in commission expenses resulting from higher product sales and by the continued build out of the spine, INR technology, joints and orthopedic trauma sales forces. These increases were partially offset by decreased travel and surgeon educational activities as a result of COVID-19 restrictions.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Provision for Litigation

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Provision for litigation	$—	$1,625	$(1,625)	100.0%
Percentage of net sales	0.0%	0.8%

There was no provision for litigation for the three month period ending September 30, 2020. The provision for litigation for the three month period ending September 30, 2019 includes settlement and verdict costs.

Amortization of Intangibles

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Amortization of intangibles	$4,152	$3,620	$532	14.7%
Percentage of net sales	1.9%	1.8%

The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the Nemaris acquisition.

Acquisition Related Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Acquisition related costs	$1,263	$559	$704	125.9%
Percentage of net sales	0.6%	0.3%

Acquisition related costs increased due to business development-related activities.

Other Income/(expense), Net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Other income/(expense), net	$3,117	$4,691	$(1,574)	-33.6%
Percentage of net sales	1.4%	2.4%

The decrease in other income/(expense), net was primarily the result of lower interest income from lower yields on marketable securities during the three month period ended September 30, 2020.

Income Tax Provision

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Income tax provision	$8,914	$8,445	$469	5.6%
Effective income tax rate	16.8%	18.1%

The change in the effective income tax rates between the current year and prior year periods is primarily a result of higher tax benefits resulting from an increase in stock option exercises in the current year period.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
United States	$465,705	$470,224	$(4,519)	-1.0%
International	89,892	103,477	(13,585)	-13.1%
Total net sales	$555,597	$573,701	$(18,104)	-3.2%

In the United States, the decrease in net sales of $4.5 million was due to the postponement of elective surgeries at hospitals and surgical centers and longer selling cycles for INR capital equipment due to the COVID-19 pandemic.

International net sales decreased by $13.6 million, and was due primarily to the postponement of elective surgeries at hospitals and surgical centers and longer selling cycles for INR capital equipment due to the COVID-19 pandemic as well as a one-time distributor stocking order in the period ended March 31, 2019.

Cost of Goods Sold

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Cost of goods sold	$156,604	$131,214	$25,390	19.4%
Percentage of net sales	28.2%	22.9%

The $25.4 million increase in cost of goods sold was primarily due to higher write-downs of excess and obsolete inventory on less frequently used product sizes, non-recurring inventory write-offs and other manufacturing expenses, and depreciation.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Research and development	$69,278	$44,577	$24,701	55.4%
Percentage of net sales	12.5%	7.8%

The increase in research and development expenses was due primarily to $24.4 million of in-process research and development (“IPR&D”) from the acquisition of Synoste Oy (“Synoste”) which was expensed because we determined that it did not have an alternative future use.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Selling, general and administrative	$262,710	$262,618	$92	0.0%
Percentage of net sales	47.3%	45.8%

Selling, general and administrative expenses remained consistent with the nine months ended September 30, 2019.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Provision for Litigation

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Provision for litigation	$197	$1,625	$(1,428)	100.0%
Percentage of net sales	0.0%	0.3%

Provision for litigation was immaterial for the nine month period ending September 30, 2020. The provision for litigation for the nine month period ending September 30, 2019 includes settlement and verdict costs.

Amortization of Intangibles

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Amortization of intangibles	$12,043	$10,412	$1,631	15.7%
Percentage of net sales	2.2%	1.8%

The increase in the amortization of intangibles is primarily due to the developed technology intangible assets acquired in connection with the Nemaris and StelKast acquisitions.

Acquisition Related Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Acquisition related costs	$1,867	$1,245	$622	50.0%
Percentage of net sales	0.3%	0.2%

Acquisition related costs increased due to business development-related activities.

Other Income/(expense), Net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Other income/(expense), net	$10,788	$13,487	$(2,699)	-20.0%
Percentage of net sales	1.9%	2.4%

The decrease in other income, net was due primarily to lower interest income from lower yields on marketable securities during the nine month period ended September 30, 2020.

Income Tax Provision

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2020	2019	$	%
Income tax provision	$14,358	$25,816	$(11,458)	-44.4%
Effective income tax rate	22.5%	19.1%

The change in the effective income tax rates between the current year and prior year periods is primarily the result of the non-deductible expense of acquired IPR&D of $24.4 million, partially offset by higher tax benefits resulting from an increase in stock option exercises in the current year period.

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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except percentages)	2020	2019	2020	2019
Net income/(loss)	$44,216	$38,307	$49,328	$109,681
Interest income/(expense), net	(3,085)	(4,377)	(10,999)	(12,954)
Provision for income taxes	8,914	8,445	14,358	25,816
Depreciation and amortization	16,301	13,575	45,970	38,688
EBITDA	66,346	55,950	98,657	161,231
Stock-based compensation expense	7,020	6,898	21,138	19,647
Provision for litigation	—	1,625	197	1,625
Acquisition related costs/licensing	1,753	1,040	3,179	2,011
Acquisition of in-process research and development	—	—	24,418	—
Adjusted EBITDA	$75,119	$65,513	$147,589	$184,514

Net income as a percentage of net sales	20.5%	19.5%	8.9%	19.1%
Adjusted EBITDA as a percentage of net sales	34.8%	33.4%	26.6%	32.2%

In addition, for the period ended September 30, 2020 and for other comparative periods, we are presenting non-GAAP net income and non-GAAP Diluted Earnings Per Share, which represents net income and diluted earnings per share excluding the provision for litigation, amortization of intangibles, acquisition related costs/licensing, acquisition of in-process research and development, and the tax effects of all of the foregoing adjustments. The tax effect adjustment represents the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment, in which case the estimated tax rate applicable to the adjustment is used.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The following is a reconciliation of net income computed in accordance with U.S. GAAP to non-GAAP net income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income/(loss)	$44,216	$38,307	$49,328	$109,681
Provision for litigation	—	1,625	197	1,625
Amortization of intangibles	4,152	3,620	12,043	10,412
Acquisition related costs/licensing	1,753	1,040	3,179	2,011
Acquisition of in-process research and development	—	—	24,418	—
Tax effect of adjusting items	(992)	(1,135)	(3,418)	(2,659)
Non-GAAP net income	$49,129	$43,457	$85,747	$121,070

The following is a reconciliation of Diluted Earnings Per Share as computed in accordance with U.S. GAAP to non-GAAP Diluted Earnings Per Share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Per share amounts)	2020	2019	2020	2019
Diluted earnings per share, as reported	$0.44	$0.38	$0.49	$1.08
Provision for litigation	—	0.02	—	0.02
Amortization of intangibles	0.04	0.04	0.12	0.10
Acquisition related costs/licensing	0.02	0.01	0.03	0.02
Acquisition of in-process research and development	—	—	0.24	—
Tax effect of adjusting items	(0.01)	(0.01)	(0.03)	(0.03)
Non-GAAP diluted earnings per share	$0.49	$0.43	$0.85	$1.19

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

Below is a reconciliation of net cash provided by operating activities as computed in accordance with U.S. GAAP to Free Cash Flow for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$53,248	$55,866	$118,609	$117,666
Purchases of property and equipment	(17,325)	(12,062)	(49,595)	(54,957)
Free cash flow	$35,923	$43,804	$69,014	$62,709

Furthermore, the non-GAAP measure of constant currency net sales growth is calculated by translating current year net sales at the same average exchange rates in effect during the applicable prior year period. We believe constant currency net sales growth provides insight to the comparative increase or decrease in period net sales, in dollar and percentage terms, excluding the effects of fluctuations in foreign currency exchange rates.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Below is a reconciliation of net sales growth as reported in accordance with U.S. GAAP compared to constant currency reflected net sales growth for the periods presented:

	Three Months Ended		Reported	Currency Impact on	Constant Currency
	September 30,		Net Sales	Current	Net Sales
(In thousands, except percentages)	2020	2019	Growth	Period Net Sales	Growth
United States	$182,104	$162,697	11.9%	$—	11.9%
International	33,994	33,518	1.4%	348	0.4%
Total net sales	$216,098	$196,215	10.1%	$348	10.0%

	Nine Months Ended		Reported	Currency Impact on	Constant Currency
	September 30,		Net Sales	Current	Net Sales
(In thousands, except percentages)	2020	2019	Growth	Period Net Sales	Growth
United States	$465,705	$470,224	-1.0%	$—	-1.0%
International	89,892	103,477	-13.1%	(215)	-12.9%
Total net sales	$555,597	$573,701	-3.2%	$(215)	-3.1%

Non-GAAP Adjusted EBITDA, non-GAAP net income, non-GAAP Diluted Earnings Per Share, Free Cash Flow and constant currency reflected net sales growth are not calculated in conformity with U.S. GAAP within the meaning of Item 10(e) of Regulation S-K. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP. These measures do not include certain expenses that may be necessary to evaluate our liquidity or operating results. Our definitions of non-GAAP Adjusted EBITDA, non-GAAP net income, non-GAAP Diluted Earnings Per Share, Free Cash Flow and constant currency reflected net sales growth may differ from that of other companies and therefore may not be comparable.

Liquidity and Capital Resources

The following table highlights certain information related to our liquidity and capital resources:

	September 30,	December 31,
(In thousands)	2020	2019
Cash, cash equivalents, and restricted cash	$250,607	$195,724
Short-term marketable securities	159,030	115,763
Long-term marketable securities	275,587	409,514
Total cash, cash equivalents, restricted cash and marketable securities	$685,224	$721,001

On August 6, 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”), and has a termination date of August 5, 2021. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit.

In addition to our existing cash and marketable securities balances, our principal sources of liquidity are our cash flows from operating activities and our revolving credit facility. We believe these sources will provide sufficient liquidity for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to meet our working capital, research and development, including clinical trials, and capital expenditure needs, principally for our surgical sets required to maintain and expand our business and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,		Change
(In thousands)	2020	2019	$
Net cash provided by operating activities	$118,609	$117,666	$943
Net cash used in investing activities	1,770	(104,246)	106,016
Net cash used in/provided by financing activities	(65,875)	13,254	(79,129)
Effect of foreign exchange rate changes on cash	379	(231)	610
Increase (decrease) in cash, cash equivalents, and restricted cash	$54,883	$26,443	$28,440

Cash Provided by Operating Activities

The increase in net cash provided by operating activities for the nine months ended September 30, 2020 was primarily due to the increase of cash flow from net income and cash flow from accounts receivable as a result of improved collections. These were partially offset by cash outflows for inventories.

The decrease in net cash provided by operating activities for the nine months ended September 30, 2019 was primarily due to the decrease of cash flow from inventories and lower net income, which were offset partially by the increase of cash flow from accounts payable and accrued expenses.

Cash Used in Investing Activities

The increase in net cash provided by investing activities for the nine months ended September 30, 2020 was due primarily to the net inflows of purchases, maturities and sales of marketable securities, which was partially offset by increased purchases of property and equipment and payments related to asset acquisitions.

The decrease in net cash used in investing activities for the nine months ended September 30, 2019 was due primarily to the decrease in net impact of purchases, maturities and sales of marketable securities, partially offset by increased purchases of property and equipment.

Cash Used in Financing Activities

The increase in net cash used in financing activities for the nine months ended September 30, 2020 was primarily the result of the repurchase of common stock and payments for business acquisition related liabilities, partially offset by the increase in proceeds from option exercises.

The decrease in cash provided by financing activities for the nine months ended September 30, 2019 was the result of the decrease in proceeds from option exercises.

Contractual Obligations and Commitments

During the three months ended September 30, 2020 there was a material change in our contractual obligations related to the purchase obligation payables within less than one year. In connection with the Nemaris and StelKast acquisitions completed in 2018 and 2019, respectively, we paid the contingent consideration obligation payables of $10.0 million and $5.0 million, respectively, during the three months ended September 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Backlog

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. To date, we have not experienced significant difficulty in locating and obtaining the materials necessary to fulfill our production requirements, and we have not experienced a meaningful backlog of sales orders.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019 and there have been no significant changes to this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, while the government mandated restrictions, including elective surgeries, are in place, we do expect that it could continue to have a material adverse impact on our future revenue growth, operating profit and cash flow and may lead to higher than normal inventory levels, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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
10.1

Executive Employment Agreement, dated August 5, 2020, by and between Globus Medical, Inc. and Kelly Huller (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 5, 2020).

10.2

Executive Employment Agreement, dated August 5, 2020, by and between Globus Medical, Inc. and Keith Pfeil (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 5, 2020).

10.3

Credit Agreement, dated as of August 6, 2020, by and among Globus Medical, Inc. and Globus Medical North America, Inc., as borrowers, and Citizens Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 10, 2020).

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

GLOBUS MEDICAL, INC.

Dated:	October 28, 2020	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	October 28, 2020	/s/ KEITH PFEIL

Keith Pfeil
Senior Vice President
Chief Financial Officer Chief Accounting Officer
(Principal Financial Officer)