Form 10-K
period 2020-12-31
GLOBUS MEDICAL INC
filed 2021-02-17
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2020, as reported on the New York Stock Exchange, was approximately $3.5 billion.

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of February 15, 2020 was 99,796,911 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2020, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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

Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With 220 product launches across 51 countries worldwide, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

COVID-19 Update

We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Although the Company cannot reasonably estimate the length or severity of the impact that the pandemic will have on its financial results, the Company has experienced, and may continue to experience, a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021. To date, COVID-19 has not materially affected our supply chain or production schedule, although delays may be possible in the future due to the dynamic nature of the situation. We are focused on navigating the challenges presented by COVID-19 and believe we are in a strong position to continue to sustain and grow our business once the restrictions are lifted and elective surgeries fully resume.

Overall Business

Market

The primary market for our products is the United States (“U.S.”), where we sell our products through a combination of direct sales representatives employed by us and sales representatives employed by our exclusive independent distributors, who distribute our products on our behalf for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our sales force and continuing to add direct and distributor sales representatives in the future.

During the year ended December 31, 2020, international sales accounted for approximately 15.8% of our total sales. Internationally, we sell our products through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces as well as through the commercialization of additional products.

Strategy

Our goal is to become the market leader in providing innovative solutions to promote healing in patients with musculoskeletal disorders. To achieve this goal, we employ the following business strategies:

•Leverage our integrated product development engine. We plan to continue developing new products, using the capabilities of our product development engine. We believe our team-oriented and highly integrated development approach, active surgeon input, and demonstrated performance position us to maintain a rapid rate of new product launches. We launched 10 new products in 2020, have a range of new products in various stages of development, and expect to continue to regularly launch new products.

•Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets, and to enter new markets, by increasing the size and geographic scope of our exclusive U.S. sales force for musculoskeletal solutions. We expect to increase the number of our direct and distributor sales representatives in the U.S., to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity.

•Continue to expand into international markets. As of December 31, 2020, we had an existing direct or distributor sales presence in 50 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional musculoskeletal solutions products in current markets and through the expansion of our international sales force in current and new markets.

•Pursue strategic acquisitions and alliances. In 2016, we acquired the international operations and distribution channel of Alphatec Holdings, Inc. to increase our worldwide footprint. In 2017, we acquired KB Medical SA, developer of a computer-assisted robotic guidance system, and in 2018 we acquired Nemaris Inc., a privately held company that markets and develops Surgimap®, a leading surgical planning software platform, to further bolster our efforts to advance surgical procedures through Enabling Technologies. In 2019, we acquired substantially all of the assets of StelKast, Inc., a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. During the second quarter of 2020, the Company acquired Synoste Oy (“Synoste”), a Finnish engineering company that specializes in the research and development of a limb lengthening system. We intend to selectively pursue acquisitions and alliances that complement our strategic plan and provide innovative technologies, personnel with significant relevant experience, or increased market penetration. We regularly evaluate possible acquisitions and strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

The Globus Solution

We believe that our focus on actively listening and responding to the needs of our customers with high quality solutions separates us from our industry peers. Since 2003 we have introduced 220 products designed for the treatment of musculoskeletal disorders. Given our robust product portfolio of unique and differentiated products, as well as the numerous disruptive products in various stages of development, we believe we are well positioned for growth in the musculoskeletal markets we operate in.

We believe that our innovative musculoskeletal solutions products, combined with our ability to provide world-class service through a highly trained and exclusive sales force and corporate account management, create significant value for our customers.

Product Categories

While we group our products into two categories, Musculoskeletal Solutions and Enabling Technologies, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to safely and effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

Musculoskeletal Solutions

Our Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, and unique surgical instruments used in an expansive range of spinal, orthopedic and neurosurgical procedures. Musculoskeletal disorders are a leading driver of healthcare costs worldwide. Disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative and congenital conditions, deformity, tumors and traumatic injuries. Treatment alternatives for musculoskeletal disorders range from non-operative conservative therapies to surgical interventions depending on the pathology. Conservative therapies include bed rest, medication, casting, bracing, and physical therapy. When conservative therapies are not indicated, or fail to provide adequate quality of life improvements, surgical interventions may be used. Surgical treatments for musculoskeletal disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of hardware but may include biologics.

Our broad spectrum of spine products addresses the vast majority of conditions affecting the spine including degenerative conditions, deformity, tumors, and trauma. With more than fifteen years in this competitive market, we provide comprehensive solutions that facilitate both open and minimally invasive surgery (“MIS”) techniques. This includes traditional fusion implants such as pedicle screw and rod systems, plating systems, intervertebral spacers and corpectomy devices. We believe we pioneered innovative expandable solutions for interbody fusion, corpectomy and interspinous fixation that allow intraoperative customization of our devices to the patient’s anatomy, eliminating sequential trialing and potentially saving surgical time. We have also developed treatment options for motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous distraction devices; as well as interventional pain management solutions to treat vertebral compression fractures. Our biologic solutions include regenerative biologic products such as allografts and synthetic alternatives that are adjunctive treatments typically used in combination with stabilizing implant hardware.

Our orthopedic trauma solutions are designed to treat a wide variety of orthopedic fracture patterns and patient anatomies in the upper and lower extremities as well as the hip. Our orthopedic trauma and extremity products, covering four major segments of the orthopedic trauma market: fracture plates, compression screws, intramedullary nails, and external fixation. We began marketing these products in 2018 and intend to grow our presence in this field. Fracture plating includes proximal humerus, distal radius, proximal tibia, distal tibia, distal fibula, small fragment, mini-fragment and clavicle plates. Intramedullary nailing includes tibial, trochanteric, and femoral nail systems. Regenerative biologic products such as bone void fillers and allograft struts are also used in orthopedic procedures where applicable.

Our hip and knee joint solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use. Over 13 different implants have been marketed to date, including modular hip stems and acetabular cups for total hip arthroplasty as well as posterior stabilizing and cruciate retaining knee arthroplasty implants.

Enabling Technologies

Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine and orthopedic surgery is still in the infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.

Our INR solutions include the ExcelsiusGPS® platform which is a robotic guidance and navigation system that supports minimally invasive and open procedures with screw and interbody spacer placement applications. The ExcelsiusGPS® platform has a modular design that we expect will serve as a foundation for future clinical applications using artificial intelligence and augmented reality. Also, in 2018, we acquired Nemaris Inc., a privately held company that developed and marketed Surgimap®, a leading surgical planning software platform. Surgimap®’s intuitive, patient-specific surgical planning and cloud-based infrastructure includes predictive algorithms and visual guides that enable healthcare professionals to plan and simulate surgical treatment of complex deformities. The software also enables medical professionals to share medical imaging technology globally to improve procedural workflow and patient care.

Our innovative Enabling Technologies products offer surgeons more information about patient anatomy and surgical options to help them to make well-informed preoperative and intraoperative surgical decisions. We believe the advantages of pre-planning implant position and viewing implants or instruments relative to patient anatomy during surgery are self-evident, and also create significant secondary gains such as eliminating radiation exposure altogether.

Product Development and Research

We believe in bringing products to market quickly by reducing the time from product conception to launch. We believe our approach to product development is unique and highly efficient. We employ an integrated team approach to product development involving collaboration among surgeons, our engineers, our dedicated researchers, our highly-skilled machinists, and our regulatory personnel. We believe that this team approach, as well as our extensive in-house facilities, allows us to design, test and obtain regulatory clearance and approvals for our products more effectively. We also believe that our product development engine provides us with a competitive advantage in developing solutions to challenging clinical problems for surgeons and improving outcome for patients.

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

Sales and Marketing

We market and sell our products primarily through our exclusive global sales force. As of December 31, 2020, we had a direct or distributor sales presence in the United States and in 50 other countries. We have dedicated spinal implant, orthopedic trauma and INR sales teams in place. We sell our hip and knee products primarily through independent sales agents. We expect to continue to increase the number of our direct and distributor sales representatives in each of these areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.

Our implant sales representatives are present in the operating room during most surgeries in the United States and in many, but not all, of the other countries in which our products are sold. These representatives have the responsibility to confirm that all of the items needed in the surgery are available and are provided sterile or are capable of being sterilized at the hospital. An assortment of sizes and quantities of implants are made available to be able to satisfy varying surgical requirements and patient anatomy, along with numerous surgical instruments and cases needed to safely perform the surgery and implantation. As products are used in surgeries, replacement items are shipped to our sales representatives and hospitals to replenish their supply.

All of our U.S. independent distributors are compensated solely on commission. Most of our new direct sales representatives start with a compensation arrangement that is largely based on salary. Our goal is for members of our direct sales force to move toward a compensation model based solely on commission as they become familiar with our products and drive higher sales.

Competition

We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, Smith and Nephew, and NuVasive. Orthofix, Integra LifeSciences, and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain regulatory clearance or approvals for competing products more rapidly than we can.

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

As of December 31, 2020, we owned 1,191 issued U.S. patents (1,167 utility patents; 24 design patents) and had applications pending for 512 U.S. patents (502 utility patents; 10 design patents), and we owned 641 issued foreign patents and had applications pending for 420 foreign patents. Our issued patents expired or will expire between March 2015 and February 2040.

Our trademark portfolio contains 250 registered trademarks and 146 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.

Third-Party Coverage and Reimbursement

We expect that sales volumes and prices of our Musculoskeletal Solutions products including spinal implant, orthopedic trauma, and hip and knee arthroplasty products may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as state and federal programs including Medicare, Medicaid and Worker’s Compensation as well as private insurance plans including Blue Cross Blue Shield plans and commercial insurers. Reimbursement is dynamic and is contingent on coding for given services or procedures, coverage by third-party payors, and adequate payment for the services or procedures.

Physicians, hospital outpatient departments, and Ambulatory Surgery Centers (“ASC”) use Current Procedural Terminology (“CPT®”) codes to bill for services and procedures, which are established by the American Medical Association (“AMA”). Specialty societies such as the North American Spine Society, the American Association of Neurological Surgeons, and the American Academy of Orthopedic Surgeons provide advice to the AMA CPT® Editorial Panel for developing codes. The availability of existing codes to bill for services and procedures may impact the adoption of technology.

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

For federal/state programs, such as Medicaid, coverage and reimbursement differ from state to state. Some state Medicaid programs may not reimburse an adequate amount for the procedures performed with our products, if any payment is made at all. In addition, state-level worker’s compensation coverage and reimbursement vary from state to state. Payment by Medicare and other third-party payors may not be adequate to cover the cost of medical devices used in musculoskeletal procedures. Additionally, more musculoskeletal procedures are being performed in the hospital outpatient and ASC settings, in part due to innovation. Further, beginning January 1, 2021 and over the course of a three-year period, CMS will eliminate the inpatient only list for Medicare which will result in all spine procedures being payable in the outpatient setting. Reimbursement levels in the hospital outpatient and ASC settings are typically lower than for the hospital inpatient setting and may not be adequate to cover the cost of innovative and novel medical devices.

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

Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties, including Relators (whistleblowers) under the federal civil False Claims Act (“FCA”), could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.

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

FDA’s Pre-Market Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States requires either 510(k) clearance, pre-market approval (“PMA”), or grant of a de novo classification request from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low or moderate risk are placed in either Class I or II. Unless classified as exempt from pre-market notification, Class I and II devices generally require the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, and devices deemed not substantially equivalent to a previously cleared 510(k) devices are placed in Class III, which typically requires approval of a PMA application. For novel Class III devices that were not previously formally classified by the FDA and that present low to moderate risk, a risk-based classification determination can be requested in accordance with the de novo request process, under which the FDA may determine that the product can be appropriately regulated as a Class I or II device. 510(k) pre-market notifications, de novo requests, and PMAs are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

Human Cell, Tissue and Cellular and Tissue Based Products

We currently distribute a number of products processed from human tissue, some of which are manufactured by third-party suppliers. The FDA regulates human tissue products as Human Cells and Cellular and Tissue Based Products (“HCT/Ps”). Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices or biologics. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, or other premarket approvals from the FDA before marketing. Tissue banks that handle HCT/Ps must register their establishments with the FDA, list their HCT/P products with the FDA, and comply with FDA donor eligibility and screening requirements, current Good Tissue Practice (“CGTP”), product labeling, and post-market reporting requirements for HCT/Ps.

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

On October 31, 2018, we received a warning letter from the FDA resulting from an inspection of the facilities of our subsidiary Human Biologics of Texas, located in San Antonio, Texas, in April 2018. The letter described observed non-conformities to regulations for human cells, tissues, and cellular and tissue-based products relating to one allograft tissue product processed by Human Biologics of Texas and sold to end users by us. We take the matters identified in the warning letter seriously and are working diligently to address the FDA’s observations. We responded to the FDA’s warning letter on November 20, 2018, and subsequently have provided periodic updates regarding our progress towards addressing the FDA’s observations. As of December 31, 2020, this warning letter remains open.

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

In May of 2021, the EEA Member States will implement the EU Medical Device Regulation (MDR 2017/745), which will replace the current EU Medical Device Directive that governs medical devices in the EEA. All medical device companies manufacturing and/or marketing products in the EEA, including Globus, will be required to comply with the new regulation, which increases technical documentation requirements and may alter the classification of some products. Most devices that are CE marked under the EU Medical Device Directive prior to 2020 will continue to be marketed in the EU under certain conditions until 2024, at which point these products must comply with the new regulation.

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

In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Violations of the federal Anti-Kickback Statute and off-label promotion have been pursued by the Department of Justice (“DOJ”) and the Department of Health and Human Services (“HHS”) as violations of the FCA. Lawsuits under the FCA often are initiated by Relators on behalf of the government. Relators are incentivized to pursue claims against manufacturers by the potential to share in any monetary penalties recovered by the government, which can be significant. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil and criminal penalties.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions, such as the United Kingdom’s Bribery Act, generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and (in the case of the Bribery Act) private sector decision makers for the purpose of obtaining or retaining business. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. Global enforcement of anti-corruption laws has increased considerably in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant fines and penalties against companies and individuals. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and prohibit improper practices. The government may seek to hold us liable for FCPA violations committed by companies that we acquire. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs.

Additionally, we must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to transfers of value provided to certain healthcare professionals. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, and various state laws impose reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

We are not currently aware of any material costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third-party waste disposal sites that we expect to have a material adverse effect on our business, financial condition or operating results. However, it is possible that material environmental costs or liabilities may arise in the future.

Human Capital

We believe our employees are our most valuable asset and are critical to our success as an organization. Our talent related initiatives, including employee recruitment and development, diversity and inclusion and compensation and benefit programs, are focused on building and retaining the world-class and talented staff that is needed to meet our goals.

As of December 31, 2020, we had over 2,200 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. Our employees are not subject to a collective bargaining agreement except in a single market outside the U.S., and we consider our relationship with our employees to be good.

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

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business and Our Industry

•To be commercially successful, we must convince surgeons and hospitals that our products are an attractive alternative to our competitors’ products and to existing surgical treatments of musculoskeletal disorders.

•Pricing pressure from our competitors and our customers may impact our ability to sell our products profitably.

•If our customers are unable to obtain adequate coverage and reimbursement for their purchases of our products, we may not be able to sell them profitably.

•If we are unable to maintain and expand our network of direct sales representatives and independent distributors, we may not be able to generate anticipated sales.

•Our sales and operating results may be negatively affected and we may not grow if we are unable to compete successfully.

•We are dependent on a limited number of third-party suppliers for our Musculoskeletal Solutions products and components used in our Enabling Technologies products.

•The proliferation of physician-owned distributorships (“PODs”) could result in increased pricing pressure on our products or harm our ability to sell our products to physicians.

•Our business could suffer if we lose the services of key members of our senior management, advisors or personnel.

•The safety and efficacy of our products is not yet supported by long-term clinical data.

•If we do not enhance our product offerings and introduce new products, we may be unable to effectively compete.

•We are subject to risks arising from our acquisitions of or investments in new or complementary businesses, products or technologies.

•We are required to maintain high levels of inventory, which may be costly.

•We rely on information technology systems and network infrastructure to operate and manage our business, which may be subject to a breach, cyber-attack or other disruption.

•We are subject to data privacy laws and our failure to comply with them could subject us to substantial liabilities.

•If we experience significant disruptions in our information technology systems, our business, results of operations and financial condition could be adversely affected.

•Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business.

•If our Enabling Technologies products require significant amounts of service after sale or we receive a significant number of warranty claims, our costs may increase.

•We experience long and variable capital sales cycles for our Enabling Technologies products.

•The widespread outbreak of a communicable disease, or any other public health crisis, could adversely affect our financial condition and results of operations.

Risks Related to our Legal and Regulatory Environment

•Our medical device products and operations are subject to extensive governmental regulation both in the United States and abroad.

•Modifications to our products may require new 510(k) or de novo clearances, PMAs or PMA supplements.

•Our HCT/P products are subject to extensive government regulation.

•We and our suppliers are subject to the FDA’s good manufacturing practice regulations and similar international regulations.

•We may be subject to a recall of our products or the discovery of serious safety issues with our products.

•We may be subject to enforcement action if we engage in the off-label promotion of our products.

•Governmental regulation and limited sources and suppliers could restrict our procurement and use of tissue.

•Negative publicity concerning methods of tissue recovery and screening of donor tissue could reduce demand for our regenerative biologics products and impact the supply of available donor tissue.

•We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.

•We or our suppliers may be the subject of claims for non-compliance with FDA regulations in connection with the processing, manufacturing or distribution of regenerative biologics implants and products.

•We and our distributor sales representatives might be subject to claims for failing to comply with U.S. federal, state and foreign fraud and abuse laws.

Risks Related to our International Operations

•We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.

•We are subject to risks associated with our non-U.S. operations.

•Our results of operations could suffer if we are unable to manage our planned international expansion effectively.

•We are subject to risks arising from currency exchange rate fluctuations on our international transactions and translation of local currency results into United States dollars, which could adversely affect our profitability.

Risks Related to our Intellectual Property and Potential Litigation

•We could become subject to litigation that could be costly and result in the diversion of management’s time and efforts.

Risks Related to the Ownership of our Class A Common Stock

•Because of their significant stock ownership, our executive officers, and our directors and principal stockholders will be able to exert control over us and our significant corporate decisions.

•We are a “controlled company” within the meaning of the New York Stock Exchange Rules.

•Our Board is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

•Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control.

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

If we are unable to convince surgeons and hospitals to use our products, or long-term data does not show the benefits of using our products, we will not achieve expected sales or sustain our growth, and our financial condition and results of operation may be adversely affected.

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

Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals and other healthcare providers that purchase our Musculoskeletal Solutions products generally rely on third-party payors to cover all or part of the costs associated with the procedures performed with these products, including the cost to purchase the product. Our customers’ access to adequate coverage and reimbursement for the procedures performed with our Musculoskeletal Solutions products by government and private insurance plans is central to the acceptance of our current and future products. We may be unable to sell our Musculoskeletal Solutions products on a profitable basis, or at all, if third-party payors deny coverage or reduce their current levels of payment. If our cost of production increases faster than increases in reimbursement levels for the Musculoskeletal Solutions products, our profitability may be negatively impacted.

Future action by CMS (which administers the Medicare program), other government agencies or private payors, may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payors may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third-party payors and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers.

Third-party payors, including public and private payors, may develop negative coverage policies impacting our Musculoskeletal Solutions products. In addition, some payors have changed their coverage policies to be more restrictive as to the criteria under which they will cover and reimburse for vertebral fusions in the lumbar spine to treat multilevel degenerative disc disease, initial primary laminectomy/discectomy for nerve root decompression, or spinal stenosis. Although these coverage policy changes have not had a material impact on our business, other insurers may adopt similar coverage decisions in the future. Patients covered by these insurers may be unwilling or unable to afford lumbar fusion surgeries to treat these conditions, which could materially harm or limit our ability to sell our Musculoskeletal Solutions products designed for lumbar fusion procedures. Our business would be negatively impacted if the trend by governmental agencies or third-party payors continues to reduce coverage of and/or reimbursement for procedures using our Musculoskeletal Solutions products.

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

Our industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, Smith and Nephew, and NuVasive. Orthofix, Integra LifeSciences and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our musculoskeletal surgery products, sales of our products could be negatively affected and our results of operations could suffer.

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

The frequent introduction by competitors of products that compete with our existing or planned products may also make it difficult to market or sell our products. In addition, the entry of multiple new products and competitors, including PODs, may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the musculoskeletal implant and device market generally.

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

We rely on third-party suppliers to supply many of our Musculoskeletal Solutions products and the components used in our Enabling Technologies products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our anticipated growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials and components. Other issues, including shortages of raw materials or components, problems with production yields and quality control and assurance, especially with products such as allograft, which is processed human tissue, could impair a supplier’s ability to supply us with product quantities necessary to support our sales. Furthermore, under our supplier agreements, our suppliers generally have no obligation to manufacture for us or sell to us any specific quantity of products. If we are unable to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.

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

We introduced the ExcelsiusGPS® platform as well as orthopedic trauma products. Prior to launching, we had no prior experience marketing these new products and we may launch new products in the future that we have no prior experience marketing. We will need to convince a new audience of surgeons and hospital personnel that our new products are attractive alternatives to competing products for use in applicable procedures. If we are not successful in convincing surgeons and hospitals of the merit of new products or educating them on their use, our sales and operating results may be negatively affected and we may not grow as quickly as we anticipate.

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

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries we serve relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the European Union (“E.U.”), increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The E.U. General Data Protection Regulation (“GDPR”) applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules. Although there is a consistency mechanism in the GDPR, data protection authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity for compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious breaches. While we have invested significant time and resources in preparing for and complying with the GDPR, the GDPR and other similar laws and regulations (including potential new data privacy laws and regulations in the U.S.), as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices. In addition, on January 1, 2021 the UK left the European Union. The UK Data Protection Act 2018 is closely aligned with the GDPR but the EU-UK Trade and Cooperation Agreement (“Agreement”) does not address whether the European Commission determines if the UK’s data protection regime is “adequate” (i.e. equivalent to the EU’s), so as to permit free movement of data from the EEA to the UK. However, the Agreement allows data flows to continue from the EEA to the UK for an interim period of up to six months from January 1, 2021 so that a data transfer from the EEA to the UK shall not be considered as transfer to a third country.

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

The processes by which 510(k) clearance, grant of a de novo classification request, or PMA approval is obtained can be expensive and lengthy and require the payment of significant fees. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The FDA’s goal is to review de novo classification requests within 150 FDA review days, but presently, the current average review period is about eight months. The process of obtaining a PMA is much costlier and more uncertain than the 510(k) clearance process and generally takes one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances through the 510(k) process, de novo classification, or approvals through the PMA process to market a medical device in the United States or internationally can be costly and time-consuming, and we may not be able to obtain these clearances, grants of de novo classification, or approvals on a timely basis, if at all.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. Most recently, the FDA has been required to dedicate a significant amount of its resources to the review and oversight of medical products intended for COVID-19 or other pandemic-related purposes. This strain on the FDA’s resources could lead to delays in the FDA’s review of new 510(k) or other marketing applications that are unrelated to COVID-19. It is also possible that, if we obtain new FDA regulatory clearances or approvals, the clearances or approvals may contain limitations on the indicated uses or may prohibit certain uses which may impact the marketability of the product.

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

In addition, even after we have obtained the proper regulatory approval to market a product, the FDA has the power to require us to conduct post marketing studies, such as a Section 522 Order. These studies can be very expensive and time-consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for the product that is subject to such a Section 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States.

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

In the United States, we are marketing our human tissue products as Section 361 HCT/Ps, which are not subject to FDA premarket clearance or approval requirements. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a biological license application approval or medical devices requiring 510(k) or de novo clearance or PMA approval, or New Drug Application (“NDA”) approval. The FDA may then require that we cease marketing our human tissue products and/or recall the products unless and until we receive the appropriate clearance or approval from the FDA.

HCT/Ps also are subject to donor eligibility and screening, CGTP, product labeling, and post market reporting requirements. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitutes promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities, such as DOJ or HHS, might take action if they consider our promotional or training materials to constitute promotion of an unapproved/off-label use, which could result in significant criminal and/or civil fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement (e.g., the FCA). In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA, or another regulatory agency or a Relator under the FCA could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Claims under the FCA and product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

Governmental regulation and limited sources and suppliers could restrict our procurement and use of tissue.

In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the United States, with the exception of removal and implantation, and receive payments for all such services. We make payments to tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner that prevents us from receiving payment for services we render or that prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially adversely affected. In addition, there is similar legislation in Europe and the UK which we must abide by, including Directive 2004/23/EC in relation to human tissues and cells requiring that donation be unpaid (except for expenses and inconvenience) and voluntary.

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

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our regenerative biologics products. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors. For example, the media has reported examples of alleged illegal harvesting of body parts from cadavers and resulting recalls conducted by certain companies selling human tissue-based products affected by the alleged illegal harvesting. These reports and others could have a negative effect on our tissue regeneration business.

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

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with surgeons, hospitals and our independent distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the broad and far-reaching nature of these laws, we may be required to alter or discontinue one or more of our business practices.

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

•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that are false or fraudulent;

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

•the Physician Payment Sunshine Act, which requires medical device companies to report all compensation, gifts and benefits they have provided to certain healthcare professionals; and

•foreign and U.S. state law and code equivalents of each of the above federal laws, such as anti-kickback and false claims laws and disclosure of transfers of value to healthcare professionals which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

We have entered into consulting, royalty and other agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arm’s length transaction on terms identical to those offered to non-referral sources or received from us as fair market value consideration for consulting services performed. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Regulators also could prohibit us from accepting payment for products ordered or recommended by these surgeons. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with surgeons who order our products to be in violation of applicable laws and we were unable to comply with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial.

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

In addition, there has been a recent trend of increased federal and state regulation on payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Plaintiffs’ attorneys acting on behalf of FCA Relators, who are incentivized to pursue claims against manufacturers by the potential to share in any monetary penalties recovered by the government, also might initiate lawsuits that challenge our current or future activities under these laws. Any such challenges by regulatory authorities directly or by Relators suing on behalf of the government could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition to the penalties described above, any state or federal regulatory review or FCA lawsuit, regardless of the outcome, would be costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our International Operations

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

Additionally, in the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system or changes to our devices which could affect compliance with the essential requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity. If the assessment is not favorable, it could prevent us from selling that product in the EEA, which could adversely impact our business and results of operations. In addition, on January 1, 2021 the UK left the European Union. While EU CE markings will continue to be recognized in Great Britain until June 30, 2023, certificates issued by EU-recognized Notified Bodies will continue to be valid for the Great Britain market until June 30, 2023 and the EU no longer recognizes UK Notified Bodies. The UK has given no commitment to follow new forthcoming (May 2021) medical devices legislation.

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

International operations account for approximately 15.8% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in Japan, the Euro zone, United Kingdom and Australia. As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

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

We have experienced rapid growth since our inception and have increased our net sales to $789.0 million in 2020. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.

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

Our existing revolving credit facility contains certain restrictive covenants that could limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the revolving credit facility. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

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

Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 99,713,489 shares of our Class A and Class B common stock outstanding as of December 31, 2020, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 74.7% of the voting power of our outstanding capital stock. In particular, as of December 31, 2020, David C. Paul, our Executive Chairman and his family members, controlled approximately 22.5% of our Class A and Class B common stock, representing approximately 74.4% of the voting power of our outstanding capital stock as of that date.

As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2020, we had 192,602,552 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research and manufacturing facilities in Texas and also own a distribution center in Heerlen, Netherlands to support our international operations. We maintain a distribution warehouse, along with sales and administrative offices in thirteen additional countries, all of which are leased.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class A Common Stock

Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” We had approximately 42 stockholders of record as of February 15, 2020. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer

In 2020 we repurchased shares of our Class A common stock pursuant to a publicly announced share repurchase program authorized by the Board of Directors on March 11, 2020. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of December 31, 2020, we had repurchased 2.7 million shares at an average price of $38.91 per share for a total approximate cost of $104.7 million under this program. All of our share repurchases to date were made through a broker in the open market.

The following table contains information for shares repurchased during the 2020 fiscal year. None of the shares in this table were repurchased directly from any of our officers or directors.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average Price Paid per Share	Dollar amount of shares repurchased (b)	Approximate dollar value of shares that may yet be purchased under the plan
January 1 to January 31, 2020	-	$-	$-	$200,000
February 1 to February 29, 2020	-	-	-	200,000
March 1 to March 31, 2020	1,920	38.49	73,902	126,098
April 1 to April 30, 2020	771	39.95	30,804	95,294
May 1 to May 31, 2020	-	-	-	95,294
June 1 to June 30, 2020	-	-	-	95,294
July 1 to July 31, 2020	-	-	-	95,294
August 1 to August 31, 2020	-	-	-	95,294
September 1 to September 30, 2020	-	-	-	95,294
October 1 to October 31, 2020	-	-	-	95,294
November 1 to November 30, 2020	-	-	-	95,294
December 1 to December 31, 2020	-	-	-	95,294
Total	2,691	$38.91	$104,706

(a) Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on March 11, 2020. This program allows for the repurchase up to $200 million of the Company’s Class A common stock.

(b) Inclusive of an immaterial amount of commission fees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Comparative Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from December 31, 2015 through December 31, 2020 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 2015, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020
$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Globus Medical, Inc.
S&P 500 Index - Total Return
S&P 500 Health Care Equipment Index

	December 31,
Company/Index	2015	2016	2017	2018	2019	2020
Globus Medical, Inc.	$100	$89	$148	$156	$212	$234
S&P 500 Index	$100	$112	$136	$130	$171	$203
S&P 500 Health Care Equipment	$100	$106	$139	$162	$210	$246

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

Overview

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With 220 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

COVID-19 Update

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, while the government mandated restrictions, including elective surgeries, are in place, we do expect that it could continue to have a material adverse impact on our revenue growth, operating profit and cash flow and may lead to higher than normal inventory levels, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

We are focused on navigating these recent challenges presented by COVID-19 and believe we are in a strong position to continue to sustain and grow our business once the restrictions are lifted and elective surgeries fully resume. To date, COVID-19 has not materially affected our supply chain or production schedule, although delays may be possible in the future due to the dynamic nature of the situation.

Product Categories

While we group our products into two categories, Musculoskeletal Solutions and Enabling Technologies, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to safely and effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

Musculoskeletal Solutions

Our Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, and unique surgical instruments used in an expansive range of spinal, orthopedic and neurosurgical procedures. Musculoskeletal disorders are a leading driver of healthcare costs worldwide. Disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative and congenital conditions, deformity, tumors and traumatic injuries. Treatment alternatives for musculoskeletal disorders range from non-operative conservative therapies to surgical interventions depending on the pathology. Conservative therapies include bed rest, medication, casting, bracing, and physical therapy. When conservative therapies are not indicated, or fail to provide adequate quality of life improvements, surgical interventions may be used. Surgical treatments for musculoskeletal disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of hardware but may include biologics.

Enabling Technologies

Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine and orthopedic surgery is still in the infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected.

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

During the year ended December 31, 2020, international net sales accounted for approximately 15.8% of our total net sales. We have sold our products in approximately 50 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

Seasonality

Our business is generally not seasonal in nature. However, sales of Musculoskeletal Solutions products may be influenced by summer vacation and winter holiday periods during which we have experienced fewer surgeries taking place, as well as more surgeries taking place later in the year when patients have met the deductibles under insurance plans. Sales of our Enabling Technologies products may be influenced by longer capital purchase cycles and the timing of budget approvals for major capital purchases.

Components of our Results of Operations

We manage our business globally within one operating segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Net Sales

We sell implants and related disposables, primarily to hospitals, for use by surgeons to treat musculoskeletal disorders. We generally place surgical sets, which contain our implants, disposables, surgical instruments and cases, in the field with our sales representatives, and the surgical sets are maintained either with our sales representatives or at our hospital customers that purchase the surgical sets used in surgeries. We recognize revenue when the implants and related disposables have been implanted or used in a surgery, or for sets that are sold directly, when title to the goods and risk of loss are transferred to the customer and there are no remaining performance obligations which affect the customer’s final acceptance of the sale.

We completed our first sale of ExcelsiusGPS™ in the fourth quarter of 2017. We generally recognize revenue when control transfers to the customer, which occurs at the time the product is shipped or delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration as we satisfy future performance obligations related to the provision of maintenance and support.

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

Research and Development Expenses

Research and development expenses primarily consist of engineering, product development, clinical and regulatory expenses, consulting services, outside prototyping services, internal and external research activities, materials, depreciation, and other costs associated with development of our products. Research and development expenses also include personnel and consultants’ compensation, stock-based compensation expense, and acquired research in process with no alternative future use. We expense research and development costs as they are incurred.

We expect to incur additional research and development costs as we continue to develop new products. These costs will increase in absolute terms as we continue to expand our product pipeline and add personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, finance, legal, compliance, administrative, information technology, medical education and training, quality and human resource departments. Our selling, general and administrative expenses also include commissions, generally based on a percentage of sales, to direct sales representatives and distributors. We expect selling, general and administrative expenses will increase in absolute terms with the continued expansion of our sales force and commercialization of our current and pipeline products. We plan to hire more personnel to support the growth of our business.

Provision for Litigation

We record a provision for litigation settlements when a loss is known or considered probable and the amount can be reasonably estimated and in the case of a favorable settlement, income when realized.

Amortization of Intangibles

We amortize finite lived intangible assets over the period of estimated benefit using the straight-line method. Indefinite lived intangible assets are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.

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

Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. See “Note 15. Income Taxes” below for further discussion on the impact of the U.S. Tax Cuts and Jobs Act in the current year.

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

Revenue Recognition. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are advanced hardware and software systems, and related technologies, that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. When contracts have multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.

Excess and Obsolete Inventory. Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is finished goods and we utilize both in-house manufacturing and third-party suppliers to produce our products. We periodically evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for such excess inventories. Once inventory has been written down, it creates a new cost basis for inventory that is not subsequently written up.

The need to maintain substantial levels of inventory increases the risk of carrying excess inventory. Many of our Musculoskeletal Solutions products come in sets which feature components in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our Musculoskeletal Solutions products effectively, we must often maintain and provide surgeons and hospitals with surgical sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may be considered excess inventory since they are not likely to be used. One of our primary business goals is to focus on continual product innovation. Though we believe this provides us with a competitive advantage, it also increases the risk that our products will become excess or obsolete inventory prior to sale or prior to the end of their anticipated useful lives. When we introduce new products or next-generation products, we may be required to take charges for excess and obsolete inventory that have a significant impact on the value of our inventory or on our operating results.

Fair Value Measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or the liability in an orderly transaction between market participants on the measurement date. Additionally, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. We utilize Level 3 inputs in the determination of the initial fair value.

Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our consolidated balance sheets, and the changes in the fair value of contingent consideration are recognized in acquisition related costs in the consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit (“RSU”) grants are recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2020, 2019, and 2018, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the years ended December 31, 2020, 2019, or 2018.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the years ended December 31, 2020, 2019, or 2018.

Long-Lived Assets. We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2020, 2019, and 2018, we did not record any impairment charges related to long-lived assets.

Stock-Based Compensation Expense. The cost of employee and non-employee director awards is measured at the grant date fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the equity award. Compensation expense for awards includes the impact of forfeiture in the period when they occur.

We estimate the fair value of stock options utilizing the Black-Scholes option-pricing model. Inputs to the Black-Scholes model include our stock price, expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts. The fair value of restricted stock units is estimated on the day of grant based on the closing price of the Company’s common stock.

We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized may increase.

Legal Proceedings. We are involved in a number of proceedings, legal actions, and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the consolidated financial statements for these actions when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. We expense legal costs related to loss contingencies as incurred. While it is not possible to predict the outcome for these matters, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
United States	$664,454	$647,683	$16,771	2.6%
International	124,588	137,685	(13,097)	-9.5%
Total net sales	$789,042	$785,368	$3,674	0.5%

In the United States, the increase in net sales of $16.8 million was due primarily to increased spine product sales resulting from continued penetration in existing territories.

International net sales decreased by $13.1 million, which was due primarily to the postponement of elective surgeries at hospitals and surgical centers as well as a one-time distributor stocking order in the period ended March 31, 2019.

Cost of Goods Sold

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Cost of goods sold	$217,463	$179,975	$37,488	20.8%
Percentage of net sales	27.6%	22.9%

The $37.5 million increase in cost of goods sold was primarily due to higher write-downs of excess and obsolete inventory on less frequently used implant product sizes, non-recurring inventory write-offs and other manufacturing expenses, including depreciation.

Research and Development Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Research and development	$84,519	$60,073	$24,446	40.7%
Percentage of net sales	10.7%	7.6%

The increase in research and development expenses was due primarily to $24.4 million of in-process research and development (“IPR&D”) from the acquisition of Synoste Oy (“Synoste”) which was expensed because we determined that it did not have an alternative future use.

Selling, General and Administrative Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Selling, general and administrative	$354,757	$354,757	$—	0.0%
Percentage of net sales	45.0%	45.2%

Selling, general and administrative expenses for the year ended December 31, 2020 remained consistent with the previous fiscal year.

Provision for Litigation

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Provision for litigation	$9	$2,190	$(2,181)	-99.6%
Percentage of net sales	0.0%	0.3%

The decrease in the provision for litigation is due to a one-time legal settlement and verdict costs that did not occur in the year ended December 31, 2020.

Amortization of Intangibles

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Amortization of intangibles	$16,831	$13,809	$3,022	21.9%
Percentage of net sales	2.1%	1.8%

The increase in the amortization of intangibles was primarily due to the developed technology and customer relationship intangible assets acquired in connection with the Nemaris and StelKast acquisitions, respectively.

Acquisition Related Costs

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Acquisition related costs	$4,030	$2,575	$1,455	56.5%
Percentage of net sales	0.5%	0.3%

The increase in acquisition related costs was primarily due to costs associated with the change in fair value of business acquisition liabilities and business development-related activities.

Other Income, Net

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Other income/(expense), net	$14,466	$17,957	$(3,491)	-19.4%
Percentage of net sales	1.8%	2.3%

The decrease in other income, net was due primarily to lower interest income from lower yields on short and long-term investments in marketable securities during the year ended December 31, 2020.

Income Tax Provision

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Income tax provision	$23,614	$34,736	$(11,122)	-32.0%
Effective income tax rate	18.8%	18.3%

The change in the effective income tax rates between the current year and prior year was primarily the result of the non-deductible expense of acquired IPR&D of $24.4 million, partially offset by higher tax benefits resulting from an increase in stock option exercises in the current year period.

A discussion of our Results of Operations for the year ended December 31, 2019 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018.” on our Form 10-K/A filed on March 2, 2020.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operating activities and our revolving credit facility, which was fully available as of December 31, 2020. We believe these sources will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. Our liquidity may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment; and unfavorable results from litigation which will affect our cash flow. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”), and has a termination date of August 5, 2021. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2020-2019	2019-2018
	December 31,			Change	Change
(In thousands)	2020	2019	2018	$	$
Net cash provided by operating activities	$198,793	$171,975	$181,643	$26,818	$(9,668)
Net cash used in investing activities	(117,322)	(140,281)	(193,027)	22,959	52,746
Net cash used in/provided by financing activities	(38,663)	24,439	32,570	(63,102)	(8,131)
Effect of foreign exchange rate changes on cash	865	(156)	(256)	1,021	100
Increase (decrease) in cash, cash equivalents, and restricted cash	$43,673	$55,977	$20,930	$(12,304)	$35,047

Cash Provided by Operating Activities

The increase in net cash provided by operating activities for the year ended December 31, 2020 was primarily due to the increase of cash flow from the collection of accounts receivable.

Cash Used in Investing Activities

The decrease in net cash used in investing activities for the year ended December 31, 2020 was primarily due to the decrease in net purchases, maturities and sales of marketable securities and a decrease in purchases of property and equipment, partially offset by increases in payments related to asset acquisitions.

Cash Provided by Financing Activities

The increase in net cash used in financing activities for year ended December 31, 2020 was primarily the result of the repurchases of common stock, partially offset by the increase in proceeds from option exercises.

A discussion of our Cash Flows for the year ended December 31, 2019 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-K/A filed on March 2, 2020.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2020. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$5,061	$1,987	$2,349	$725	$—
Purchase obligations (1)	7,427	2,027	2,500	2,500	400
Total (2) *	$12,488	$4,014	$4,849	$3,225	$400

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
(2)

In connection with certain acquisitions completed in 2011 through 2020, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. For further information, see Notes 3, and 7 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

*

Excludes contributions to pension and other post-employment benefit plans, uncertain tax positions, non-current tax liabilities and royalty obligations for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 15, and 18 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related-Party Transactions

We do not have any related-party transactions.

Recently Issued Accounting Pronouncements

For further details on recently issued accounting pronouncements, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies; (v) Recently Issued Accounting Pronouncements.”

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities. At December 31, 2020, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.

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

We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have effective maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2020, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.

Foreign Exchange Risk

We operate in countries outside of the United States and, therefore, we are exposed to foreign currency risk. Most of our direct sales outside of the United States are invoiced in local currencies. We expect the percentage of our sales and operating expenses denominated in foreign currencies will increase in the foreseeable future as we continue to expand into international markets. When our sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We do not currently hold derivatives to hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

Item 8. Financial Statements and Supplementary Data

GLOBUS MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventories Valuation – Refer to Notes 2 and 8 to the financial statements

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

•We selected a sample of products and verified that the product demand forecasts were supported by historical sales data and other current information.

•Performed corroborative inquiries with the personnel responsible for product development and sales forecasting to evaluate the reasonableness of the product demand forecasts.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 17, 2021

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 17, 2021

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par value)	2020	2019
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$239,397	$195,724
Short-term marketable securities	187,344	115,763
Accounts receivable, net of allowances of $4,408 and $5,599, respectively	141,676	154,326
Inventories	229,153	196,314
Prepaid expenses and other current assets	17,771	17,243
Income taxes receivable	6,424	8,098
Total current assets	821,765	687,468
Property and equipment, net of accumulated depreciation of $276,451 and $243,732, respectively	216,879	199,841
Long-term marketable securities	358,522	409,514
Intangible assets, net	86,949	78,812
Goodwill	156,716	128,775
Other assets	32,039	21,741
Deferred income taxes	6,615	5,926
Total assets	$1,679,485	$1,532,077

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,205	$24,614
Accrued expenses	78,334	63,283
Income taxes payable	1,101	1,057
Business acquisition liabilities	5,777	6,727
Deferred revenue	8,125	5,402
Payable to broker	9,250	10,320
Total current liabilities	120,792	111,403
Business acquisition liabilities, net of current portion	31,493	2,822
Deferred income taxes	6,202	6,023
Other liabilities	14,701	9,377
Total liabilities	173,188	129,625
Commitments and contingencies (Note 17)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 77,284,007 and 77,394,983 shares at December 31, 2020 and December 31, 2019, respectively	77	77
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at December 31, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	457,161	357,320
Accumulated other comprehensive loss	3,955	(2,898)
Retained earnings	1,045,082	1,047,931
Total equity	1,506,297	1,402,452
Total liabilities and equity	$1,679,485	$1,532,077

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	December 31,
(In thousands, except per share amounts)	2020	2019	2018
Net sales	$789,042	$785,368	$712,969
Cost of goods sold	217,463	179,975	159,410
Gross profit	571,579	605,393	553,559

Operating expenses:
Research and development	84,519	60,073	55,496
Selling, general and administrative	354,757	354,757	311,591
Provision for litigation	9	2,190	5,878
Amortization of intangibles	16,831	13,809	9,588
Acquisition related costs	4,030	2,575	1,681
Total operating expenses	460,146	433,404	384,234

Operating income/(loss)	111,433	171,989	169,325

Other income/(expense), net
Interest income/(expense), net	13,952	17,406	13,278
Foreign currency transaction gain/(loss)	(279)	75	360
Other income/(expense)	793	476	5,642
Total other income/(expense), net	14,466	17,957	19,280

Income/(loss) before income taxes	125,899	189,946	188,605
Income tax provision	23,614	34,736	32,131

Net income/(loss)	$102,285	$155,210	$156,474

Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	1,402	3,767	145
Foreign currency translation gain/(loss)	5,451	507	(410)
Total other comprehensive income/(loss)	6,853	4,274	(265)
Comprehensive income/(loss)	$109,138	$159,484	$156,209

Earnings per share:
Basic	$1.04	$1.57	$1.60
Diluted	$1.01	$1.52	$1.54
Weighted average shares outstanding:
Basic	98,580	99,150	97,884
Diluted	100,971	101,998	101,316

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income/(loss)	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366
Stock-based compensation	—	—	—	—	7,426	—	—	7,426
Exercise of stock options	434	—	(1)	—	10,201	—	—	10,201
Comprehensive income/(loss)	—	—	—	—	—	7,564	(20,837)	(13,273)
Repurchase and retirement of common stock	(771)	(1)	—	—	—	—	(30,804)	(30,805)
Balance at June 30, 2020	75,327	$75	22,430	$22	$387,611	$1,298	$947,909	$1,336,915
Stock-based compensation	—	—	—	—	7,007	—	—	7,007
Exercise of stock options	915	1	—	—	28,156	—	—	28,157
Comprehensive income/(loss)	—	—	—	—	—	909	44,216	45,125
Balance at September 30, 2020	76,242	$76	22,430	$22	$422,774	$2,207	$992,125	$1,417,204
Stock-based compensation	—	—	—	—	5,995	—	—	5,995
Grant of restricted stock units	—	—	—	—	191	—	—	191
Exercise of stock options	1,042	1	—	—	28,201	—	—	28,202
Comprehensive income/(loss)	—	—	—	—	—	1,748	52,957	54,705
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2018	76,144	$76	22,431	$22	$299,869	$(7,172)	$892,721	$1,185,516
Stock-based compensation	—	—	—	—	6,541	—	—	6,541
Exercise of stock options	407	1	—	—	10,255	—	(1)	10,255
Comprehensive income/(loss)	—	—	—	—	—	1,692	33,210	34,902
Balance at March 31, 2019	76,551	$77	22,431	$22	$316,665	$(5,480)	$925,930	$1,237,214
Stock-based compensation	—	—	—	—	6,381	—	—	6,381
Exercise of stock options	96	—	—	—	2,015	—	1	2,016
Comprehensive income/(loss)	—	—	—	—	—	3,752	38,163	41,915
Balance at June 30, 2019	76,647	$77	22,431	$22	$325,061	$(1,728)	$964,094	$1,287,526
Stock-based compensation	—	—	—	—	6,978	—	—	6,978
Exercise of stock options	326	—	—	—	7,081	—	1	7,082
Comprehensive income/(loss)	—	—	—	—	—	(1,098)	38,307	37,209
Balance at September 30, 2019	76,973	$77	22,431	$22	$339,120	$(2,826)	$1,002,402	$1,338,795
Stock-based compensation	—	—	—	—	6,516	—	—	6,516
Exercise of stock options	421	—	—	—	11,684	—	—	11,684
Comprehensive income/(loss)	—	—	—	—	—	(72)	45,529	45,457
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2017	72,780	$73	23,878	$24	$238,341	$(6,907)	$736,247	$967,778
Stock-based compensation	—	—	—	—	6,110	—	—	6,110
Exercise of stock options	506	—	—	—	9,307	—	—	9,307
Comprehensive income/(loss)	—	—	—	—	—	4,135	39,538	43,673
Balance at March 31, 2018	73,286	$73	23,878	$24	$253,758	$(2,772)	$775,785	$1,026,868
Stock-based compensation	—	—	—	—	5,551	—	—	5,551
Exercise of stock options	1,084	1	—	—	23,823	—	1	23,825
Comprehensive income/(loss)	—	—	—	—	—	(4,035)	44,977	40,942
Balance at June 30, 2018	74,370	$74	23,878	$24	$283,132	$(6,807)	$820,763	$1,097,186
Conversion to Class A	1,447	1	(1,447)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	5,631	—	—	5,631
Exercise of stock options	203	1	—	—	3,112	—	—	3,113
Comprehensive income/(loss)	—	—	—	—	—	(21)	35,208	35,187
Balance at September 30, 2018	76,020	$76	22,431	$23	$291,875	$(6,828)	$855,971	$1,141,117
Stock-based compensation	—	—	—	—	4,927	—	—	4,927
Exercise of stock options	124	—	—	(1)	3,067	—	—	3,066
Comprehensive income/(loss)	—	—	—	—	—	(344)	36,750	36,406
Balance at December 31, 2018	76,144	$76	22,431	$22	$299,869	$(7,172)	$892,721	$1,185,516

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$102,285	$155,210	$156,474
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	24,418	—	—
Depreciation and amortization	62,874	52,734	41,630
Amortization of premium (discount) on marketable securities	587	(1,089)	1,677
Write-down for excess and obsolete inventories, net	17,741	2,498	10,475
Stock-based compensation expense	27,073	26,085	21,899
Allowance for doubtful accounts	2,960	3,026	957
Change in fair value of business acquisition liabilities	2,674	1,787	985
Change in deferred income taxes	(4,338)	4,302	971
(Gain)/loss on disposal of assets, net	809	866	(3,557)
Payment of business acquisition related liabilities	(700)	—	—
(Increase)/decrease in:
Accounts receivable	10,696	(18,306)	(21,789)
Inventories	(50,111)	(50,018)	(31,382)
Prepaid expenses and other assets	(11,088)	(12,263)	(7,496)
Increase/(decrease) in:
Accounts payable	(6,352)	773	(3,008)
Accrued expenses and other liabilities	17,608	7,043	14,728
Income taxes payable/receivable	1,657	(673)	(921)
Net cash provided by operating activities	198,793	171,975	181,643
Cash flows from investing activities:
Purchases of marketable securities	(223,540)	(346,526)	(537,942)
Maturities of marketable securities	134,462	247,008	278,049
Sales of marketable securities	68,897	53,786	106,388
Purchases of property and equipment	(63,658)	(70,750)	(59,697)
Collections/(issuance) of note receivable	—	—	30,000
Proceeds from sale of assets	—	—	5,000
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(33,483)	(23,799)	(14,825)
Net cash used in investing activities	(117,322)	(140,281)	(193,027)
Cash flows from financing activities:
Payment of business acquisition liabilities	(6,316)	(6,597)	(6,739)
Proceeds from exercise of stock options	72,322	31,036	39,309
Repurchase of common stock	(104,669)	—	—
Net cash used in/provided by financing activities	(38,663)	24,439	32,570
Effect of foreign exchange rate on cash	865	(156)	(256)
Net increase in cash, cash equivalents, and restricted cash	43,673	55,977	20,930
Cash, cash equivalents, and restricted cash at beginning of period	195,724	139,747	118,817
Cash, cash equivalents, and restricted cash at end of period	$239,397	$195,724	$139,747
Supplemental disclosures of cash flow information:
Income taxes paid	$25,437	$34,139	$30,552
Purchases of property and equipment included in accounts payable and accrued expenses	$4,210	$4,226	$10,084

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment options. With 220 products launched, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

Although the Company cannot reasonably estimate the length or severity of the impact that the pandemic will have on its financial results, the Company has experienced, and may continue to experience, a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021.

In response to these developments, the Company will continue to monitor liquidity and cash flow. The Company has the ability to borrow from a credit facility signed in August 2020, if needed, although we do not expect to do so due to our cash, cash equivalents and short-term marketable securities balances.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Globus and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant areas that require estimates include revenue recognition, intangible assets, business acquisition liabilities, allowance for doubtful accounts, stock-based compensation, reserves for excess and obsolete inventory, useful lives of assets, the outcome of litigation, recoverability of intangible assets and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.

(d) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are advanced hardware and software systems, and related technologies, that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. When contracts have multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.

Nature of Products and Services

A significant portion of our Musculoskeletal Solutions product revenue is generated from consigned inventory maintained at hospitals or with sales representatives. Revenue from the sale of consigned musculoskeletal products is recognized when we transfer control, which occurs at the time the product is used or implanted. For all other Musculoskeletal Solutions product transactions, we recognize revenue when we transfer title to the goods, provided there are no remaining performance obligations that can affect the customer’s final acceptance of the sale.

Revenue from the sale of Enabling Technologies products is generally recognized when control transfers to the customer which occurs at the time the product is shipped or delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration as we satisfy future performance obligations related to the provision of maintenance and support. We use an observable price to determine the stand-alone selling price for each separate performance obligation.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the years ended December 31, 2020, 2019, and 2018, there was an immaterial amount of revenue recognized from previously deferred revenue.

(e) Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily marketable securities and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising our customer base. We perform ongoing credit evaluations of our customers and generally do not require collateral.

There was no customer that accounted for 10% or more of sales for the years ended December 31, 2020, 2019, and 2018, respectively.

(f) Cash, Cash Equivalents, and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate debt securities are stated at fair value.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations, and are classified as available-for-sale as of December 31, 2020 and 2019. Short-term and long-term marketable securities are recorded at fair value on our consolidated balance sheets. Any change in fair value for available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.

We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review our securities for other-than-temporary impairment at each reporting period. If an unrealized loss for any security is expected, the loss will be recognized on an allowance basis, consistent with ASC 326-30, in our consolidated statements of operations and comprehensive income in the period the determination is made.

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. We utilize Level 3 inputs in the determination of the initial fair value.

Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our consolidated balance sheets, and changes in the fair value of contingent consideration is recognized in acquisition related costs in the consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit (“RSU”) grants are recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

(i) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is finished goods and we utilize both in-house manufacturing and third-party suppliers to produce our products. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for such excess inventories. Once inventory has been written down, it creates a new cost basis for inventory that is not subsequently written up.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(j) Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Additions or improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the related useful lives of the assets.

When assets are sold or otherwise disposed of, the related property, equipment, and accumulated depreciation amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statements of operations and comprehensive income.

(k) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2020, 2019, and 2018, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the years ended December 31, 2020, 2019, or 2018.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the years ended December 31, 2020, 2019, or 2018.

(l) Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2020, 2019, and 2018, we did not record any impairment charges related to long-lived assets.

(m) Cost of Goods Sold

Cost of goods sold consists primarily of costs from our manufacturing operations, costs of products purchased from third-party suppliers, reserves for excess and obsolete inventory, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.

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

(o) Stock-Based Compensation

The cost of employee and non-employee director awards is measured at the grant date fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the equity award. Compensation expense for awards includes the impact of forfeiture in the period when they occur.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We estimate the fair value of stock options utilizing the Black-Scholes option-pricing model. Inputs to the Black-Scholes model include our stock price, expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts. The fair value of restricted stock units is estimated on the day of grant based on the closing price of the Company’s common stock.

(p) Advertising Expense

We expense advertising costs as they are incurred. Advertising expense was $0.6 million, $1.1 million, and $1.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

(q) Provision for Litigation

We are involved in a number of proceedings, legal actions, and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the consolidated financial statements for these actions when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. We expense legal costs related to loss contingencies as incurred.

(r) Acquisition Related Costs

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

(s) Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally their local currency. Assets and liabilities of the foreign subsidiaries are translated at the period end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income. Gains and losses arising from intercompany foreign transactions are included in other income, net on the consolidated statements of operations and comprehensive income.

(t) Income Taxes

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(u) Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 on January 1, 2021. Adoption of the standard did not have a material impact on our financial position, results of operations and disclosures.

On March 12, 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective for all entities as of March 12, 2020, and will apply through December 31, 2022. To date, we have had no impacts on our investment portfolio or our credit agreement with Citizens Bank, N.A. related to reference rate reform. We will continue to evaluate the impact this guidance could have on our consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

(v) Recently Adopted Accounting Pronouncements

In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and permits modified retrospective method or cumulative-effect adjustment method. We adopted the standard on January 1, 2019, using the cumulative-effect adjustment transition method.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. The adoption of this standard did not have a material impact on our financial position and results of operations. See “Note 16. Leases” for more detail regarding our disclosures.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the second quarter of 2020, the Company acquired Synoste Oy (“Synoste”), a Finnish engineering company that specializes in the research and development of a limb lengthening system. The fair value of the net assets acquired was $25.3 million, and the consideration consisted of approximately $22.8 million of cash paid at closing plus $2.5 million of a contractual holdback obligation payable eighteen months from the closing date of the transaction, subject to net working capital and other post-closing adjustments, if applicable. The contractual holdback obligation is included in accrued expenses in the consolidated balance sheet.

The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset, in-process research and development (“IPR&D”) of the limb lengthening system, thus satisfying the requirements of the screen test in ASU 2017-1. At the date of acquisition, the Company determined that the development of the projects underway at Synoste had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $24.4 million was charged to research and development expense in the consolidated statements of operations and comprehensive income.

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

Business Combinations

On October 1, 2020, the Company completed two acquisitions that were not considered material, individually or collectively, to the overall consolidated financial statements during the periods presented. These acquisitions have been included in the consolidated financial statements from the date of acquisition. The combined purchase price consisted of approximately $1.5 million of cash paid at closing, plus $0.3 million of other liabilities and $33.2 million of contingent consideration payments. These payments are based upon achieving various performance obligations over a period of 10 years, and are payable in a combination of cash and RSUs. The Company recorded other intangible assets of $8.8 million, with a weighted average useful life of 4.2 years, and goodwill of $26.2 million based on their preliminary estimated fair values. The Company will finalize the purchase price allocation of the assets and liabilities acquired within one year from the date of acquisition. While the Company does not expect material changes from the initial outcome of the valuation, certain assumptions and findings made at the date of acquisition could result in changes in the purchase price allocation.

During the second quarter of 2019, the Company acquired substantially all of the assets of StelKast, Inc. (the “StelKast Acquisition”), a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. The Company has included the financial results from the StelKast Acquisition in our consolidated financial statements from the acquisition date. At acquisition date, the fair value of the net assets acquired was $28.1 million. The purchase price consisted of approximately $23.8 million of cash paid at closing, plus $4.3 million of contingent consideration payable based upon the achievement product sales milestones. The Company recorded identifiable net assets, based on their estimated fair values, for inventory of $15.3 million, fixed assets of $4.2 million and customer relationships of $3.9 million and goodwill of $4.7 million.

The contingent consideration payable related to the StelKast Acquisition of $5.0 million was paid during the third quarter of 2020. The payment up to the amount of the contingent consideration liability recognized at the acquisition date of $4.3 million is presented as a financing activity and the excess cash payment of $0.7 million is presented as an operating activity on the consolidated statement of cash flows as of the year ended December 31, 2020 in accordance with FASB ASC Topic 230, “Statement of Cash Flows” (ASC 230).

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. NET SALES

The following table represents net sales by product category:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Musculoskeletal Solutions	$748,446	$738,377	$666,040
Enabling Technologies	40,596	46,991	46,929
Total net sales	$789,042	$785,368	$712,969

NOTE 5. NOTE RECEIVABLE

In September 2016, in connection with the acquisition of the international operations and distribution channels of Alphatec Holdings, Inc. (“Alphatec”), we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Alphatec and Alphatec Spine, Inc. (“Alphatec Spine” and together with Alphatec, the “Alphatec Borrowers”), pursuant to which we made available to the Alphatec Borrowers a senior secured term loan facility in an amount not to exceed $30.0 million. The term loan interest rate for the first two years following the Closing Date was priced at the London Interbank Offered Rate (“LIBOR”) plus 8.0%, subject to a 9.5% floor. The term loan interest rate thereafter was LIBOR plus 13.0%. On the Closing Date, we made an initial loan of $25.0 million and the Alphatec Borrowers issued a note for such amount to us. In December 2016, the remaining $5.0 million was drawn by the Alphatec Borrowers and added to the note. In November 2018, the Alphatec Borrowers repaid all of the outstanding principal and interest under the Credit Agreement in a total amount of $29.3 million.

NOTE 6. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$39,684	$140	$—	$39,824
Corporate debt securities	97,937	817	(4)	98,750
Commercial paper	25,543	4	—	25,547
Asset-backed securities	15,232	44	—	15,276
Government, federal agency, and other sovereign obligations	7,886	61	—	7,947
Total short-term marketable securities	$186,282	$1,066	$(4)	$187,344

Long-term:
Municipal bonds	$70,176	$612	$—	$70,788
Corporate debt securities	158,464	3,120	—	161,584
Asset-backed securities	124,406	1,747	(3)	126,150
Total long-term marketable securities	$353,046	$5,479	$(3)	$358,522

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$7,840	$23	$(1)	$7,862
Corporate debt securities	69,091	247	(3)	69,335
Commercial paper	34,747	6	(1)	34,752
Asset-backed securities	3,808	6	—	3,814
Total short-term marketable securities	$115,486	$282	$(5)	$115,763

Long-term:
Municipal bonds	$45,010	$254	$(8)	$45,256
Corporate debt securities	186,356	2,578	(5)	188,929
Asset-backed securities	161,347	1,583	(33)	162,897
Government, federal agency, and other sovereign obligations	12,366	66	—	12,432
Total long-term marketable securities	$405,079	$4,481	$(46)	$409,514

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of December 31, 2020 and 2019, respectively.

Purchases of marketable securities include amounts payable to brokers of $9.3 million and $10.3 million as of December 31, 2020 and 2019, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively included the following:

(In thousands)	Balance at December 31, 2020	Level 1	Level 2	Level 3
Assets
Cash equivalents	$56,223	$23,628	$32,595	$—
Municipal bonds	110,612	—	110,612	—
Corporate debt securities	260,334	—	260,334	—
Commercial paper	25,547	—	25,547	—
Asset-backed securities	141,426	—	141,426	—
Government, federal agency, and other sovereign obligations	7,947	—	7,947	—
Liabilities
Business acquisition liabilities	37,270	—	—	37,270

(In thousands)	Balance at December 31, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,218	$4,988	$13,230	$—
Municipal bonds	53,118	—	53,118	—
Corporate debt securities	258,264	—	258,264	—
Commercial paper	34,752	—	34,752	—
Asset-backed securities	166,711	—	166,711	—
Government, federal agency, and other sovereign obligations	12,432	—	12,432	—
Liabilities
Business acquisition liabilities	9,549	—	—	9,549

Our marketable securities are classified as Level 2 within the fair value hierarchy, as we measure their fair value using quoted market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Fair value of the revenue-based business acquisition liabilities was determined using a discounted cash flow model and an option pricing methodology. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility and discount rates, market price risk adjustment, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Market risk adjustment	3.1%	-	4.3%	3.3%
Discount rate	0.7%	-	8.5%	5.1%
Probability of payment	36%	-	100%	87.4%
Projected year of payment	2021	-	2030	2030

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the years ended December 31, 2020 and 2019, respectively included the following:

	Year Ended
	December 31,
(In thousands)	2020	2019
Beginning balance	$9,549	$10,118
Purchase price contingent consideration	33,219	4,299
Changes resulting from foreign currency fluctuations	—	(58)
Contingent cash payments	(6,971)	(6,597)
Contingent RSU grants	(191)	—
Changes in fair value of business acquisition liabilities	2,674	1,787
Contractual payable reclassification	(1,010)	—
Ending balance	$37,270	$9,549

NOTE 8. INVENTORIES

Inventories as of December 31, 2020 and 2019, respectively included the following:

	December 31,
(In thousands)	2020	2019
Raw materials	$39,646	$33,025
Work in process	16,446	15,940
Finished goods	173,061	147,349
Total inventories	$229,153	$196,314

During years ended December 31, 2020, 2019, and 2018, net adjustments to cost of sales related to excess and obsolete inventory were $17.7 million, $2.5 million, and $10.5 million, respectively. The net adjustments for the years ended December 31, 2020, 2019, and 2018 reflect a combination of additional expense for excess and obsolete related provisions ($27.4 million, $11.2 million, and $17.6 million, respectively) offset by sales and disposals ($9.7 million, $8.7 million, and $7.1 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019, respectively included the following:

	Useful	December 31,
(In thousands)	Life	2020	2019
Land	—	$8,322	$8,290
Buildings and improvements	31.5	33,825	33,242
Equipment	5-15	102,553	97,829
Instruments	5	278,930	253,929
Modules and cases	5	41,919	38,293
Other property and equipment	3-5	27,781	11,990
		493,330	443,573
Less: accumulated depreciation		(276,451)	(243,732)
Total		$216,879	$199,841

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Depreciation	$46,043	$38,924	$32,042

In June 2018, we sold assets for $5.0 million, which resulted in a gain on sale of assets of $4.6 million and was recognized as other income in the consolidated statement of operations and comprehensive income.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the years ended December 31, 2020 and 2019, respectively included the following:

(In thousands)
December 31, 2018	$123,734
Additions and adjustments	4,817
Foreign exchange	224
December 31, 2019	128,775
Additions and adjustments	26,043
Foreign exchange	1,898
December 31, 2020	$156,716

Intangible assets as of December 31, 2020 included the following:

		December 31, 2020
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,467)	$1,533
Customer relationships & other intangibles	6.5	57,704	(32,056)	25,648
Developed technology	8.0	72,644	(19,295)	53,349
Patents	16.1	9,082	(2,663)	6,419
Total intangible assets		$143,430	$(56,481)	$86,949

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the completion of contractual milestones related to the 2018 acquisition of Nemaris, in the first quarter of 2020, $13.0 million was capitalized to Developed Technology and is being amortized over a period of 5.4 years.

Intangible assets as of December 31, 2019 included the following:

		December 31, 2019
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,067)	$1,933
Customer relationships & other intangibles	7.0	46,766	(24,264)	22,502
Developed technology	8.6	57,577	(10,189)	47,388
Patents	16.0	8,662	(1,673)	6,989
Total intangible assets		$117,005	$(38,193)	$78,812

The following table summarizes amortization of intangible assets for future periods as of December 31, 2020:

(In thousands)	Annual Amortization
Year ending December 31:
2021	$18,858
2022	18,201
2023	15,983
2024	12,829
2025	8,801
Thereafter	12,277
Total	$86,949

NOTE 11. ACCRUED EXPENSES

Accrued expenses as of December 31, 2020 and 2019, respectively included the following:

	December 31,
(In thousands)	2020	2019
Compensation and other employee-related costs	$44,948	$37,178
Legal and other settlements and expenses	650	1,538
Accrued non-income taxes	4,952	4,996
Royalties	3,720	2,370
Other	24,064	17,201
Total accrued expenses	$78,334	$63,283

NOTE 12. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”), and has a termination date of August 5, 2021. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Adjusted LIBOR Rate (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Adjusted LIBOR Rate for a one-month period plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility increased to $150.0 million. The revolving credit facility included up to a $25.0 million sub-limit for letters of credit. As amended to date, the revolving credit facility with Wells Fargo Bank expired in May 2020.

NOTE 13. EQUITY

Stock Repurchases

Under the stock repurchase plan, announced in March 2020, the Company is authorized to repurchase up to $200 million of the Company’s Class A common stock. As of December 31, 2020, $95.3 million of this authorization was remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding for share repurchases in the future is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue the shares. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes share repurchases made during the year ended December 31, 2020:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 – December 31, 2020	—	—	—	95,294
January 1, 2020 – December 31, 2020	2,691	$38.91	$104,706

(1) Inclusive of an immaterial amount of commission fees

Common Stock

Our amended and restated Certificate of Incorporation provides for a total of 775,000,000 authorized shares of common stock. Of the authorized number of shares of common stock, 500,000,000 shares are designated as Class A common stock (“Class A Common”) and 275,000,000 shares are designated as Class B common stock (“Class B Common”).

The holders of Class A Common are entitled to one vote for each share of Class A Common held. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B common stock please see “Exhibit 4.2, Description of Securities of the Registrant” filed herein. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. The holders of Class A Common and Class B Common vote together as one class of common stock. Except for voting rights, the Class A Common and Class B Common have the same rights and privileges.

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2020 and 2019, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)
Other comprehensive (loss)/income before reclassifications	1,827	5,451	7,278
Amounts reclassified from accumulated other comprehensive income, net of tax	(425)	—	(425)
Other comprehensive (loss)/income, net of tax	1,402	5,451	6,853
Accumulated other comprehensive loss, net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2018	$(168)	$(7,004)	$(7,172)
Other comprehensive (loss)/income before reclassifications	4,932	507	5,439
Amounts reclassified from accumulated other comprehensive income, net of tax	(1,165)	—	(1,165)
Other comprehensive (loss)/income, net of tax	3,767	507	4,274
Accumulated other comprehensive loss, net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)

Amounts reclassified from accumulated other comprehensive loss, net of tax, related to unrealized gains/losses on marketable securities were released to other income, net in our consolidated statements of operations and comprehensive income.

Net Income (Loss) Per Common Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. Diluted net income per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and unvested RSUs. The contingently issuable shares are included in basic net income per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
(In thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income/(loss)	$102,285	$155,210	$156,474
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	98,580	99,150	97,884
Dilutive stock options	2,391	2,848	3,432
Weighted average shares outstanding for diluted	100,971	101,998	101,316
Earnings per share:
Basic	$1.04	$1.57	$1.60
Diluted	$1.01	$1.52	$1.54

Anti-dilutive stock options and RSUs excluded from the calculation	5,454	4,494	2,451

NOTE 14. STOCK-BASED AWARDS

We have three stock plans: our Amended and Restated 2003 Stock Plan, our 2008 Stock Plan, and our 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan is the only active stock plan. The purpose of these stock plans was, and of the 2012 Plan is, to provide incentive to employees, directors, and consultants of Globus. The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, which is generally not more than ten years from the grant date. Options granted to employees generally vest in varying installments over a four-year period.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020, pursuant to the 2012 Plan, there were 17,899,947 shares of Class A Common stock reserved and 2,109,742 shares of Class A Common stock available for future grants.

Stock Options

Stock option activity during the year ended December 31, 2020 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2019	10,650	$35.80
Granted	2,411	52.40
Exercised	(2,581)	28.03
Forfeited	(734)	43.78
Outstanding at December 31, 2020	9,746	$41.33	7.3	$232,813
Exercisable at December 31, 2020	4,574	$33.72	6.1	$144,050
Expected to vest at December 31, 2020	5,172	$48.06	8.3	$88,763

The total intrinsic value of stock options exercised was $76.1 million, $31.3 million, and $59.3 million, during the years ended December 31, 2020, 2019, and 2018, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2020			2019			2018
Risk-free interest rate	0.23%	-	1.67%	1.35%	-	2.57%	2.30%	-	3.09%
Expected term (years)	4.9			5.0			5.8	-	7.5
Expected volatility	28.0%	-	37.0%	29.0%			23.0%	-	28.0%
Expected dividend yield		—%			—%			—%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018 was $14.81, $13.76, and $14.90 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2020 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2019	—	$—
Granted	3	58.69
Exercised	—	—
Forfeited	—	—
Expected to vest at December 31, 2020	3	$58.69	10

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Stock-based compensation expense	$27,073	$26,085	$21,899
Net stock-based compensation capitalized into inventory	257	331	320
Total stock-based compensation cost	$27,330	$26,416	$22,219

As of December 31, 2020, there was $58.0 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of two years.

NOTE 15. INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Domestic	$154,356	$179,194	$180,701
Foreign	(28,457)	10,752	7,904
Total	$125,899	$189,946	$188,605

The components of the provision for income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$22,183	$23,093	$23,774
State	4,381	4,532	4,662
Foreign	991	2,819	2,724
	27,555	30,444	31,160
Deferred:
Federal	(3,293)	6,542	4,155
State	(678)	(68)	(587)
Foreign	30	(2,182)	(2,597)
	(3,941)	4,292	971
Total	$23,614	$34,736	$32,131

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended
	December 31,
	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	2.2	2.3
Foreign taxes	0.6	0.3	1.2
Valuation allowance	1.7	0.1	0.5
Domestic production activities deduction	(0.3)	(0.6)	(0.7)
Tax credits	(2.6)	(2.6)	(1.6)
Stock-based compensation windfall	(9.5)	(2.5)	(5.2)
Nondeductible expenses	0.5	0.3	(0.6)
Other	—	0.1	0.1
IPR&D	3.9	—	—
Effective tax rate	18.8%	18.3%	17.0%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Inventory reserve	$28,973	$26,381
Accruals, reserves, and other currently not deductible	12,537	8,620
Stock-based compensation	14,297	14,020
Net operating loss carryforwards	4,269	3,857
Total deferred tax assets	60,076	52,878
Valuation allowance	(6,487)	(2,846)
Total deferred tax assets, net of valuation allowance	53,589	50,032
Deferred tax liabilities:
Depreciation and amortization	(53,176)	(50,129)
Total deferred tax liabilities	(53,176)	(50,129)
Net deferred tax assets/(liabilities)	$413	$(97)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize a portion of the benefits of these deductible differences at December 31, 2020 and 2019. The Company has established valuation allowances of $6.5 million and $2.8 million at December 31, 2020 and 2019, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets and primarily comprised of tax loss carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2020 is primarily driven by foreign tax assets that are not expected to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of December 31, 2020 and 2019, we have NOL carryforwards of $26.1 million and $21.4 million, respectively, which, if unused, will expire in years 2021 through 2037.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Unrecognized tax benefits at the beginning of the year	$2,399	$4,777	$2,601
Additions related to prior year tax positions	—	—	2,176
Reductions related to prior year tax positions	(799)	(2,378)	—
Unrecognized tax benefits at the end of the year	$1,600	$2,399	$4,777

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reductions related to prior year tax positions for the year ended December 31, 2020 of $0.8 million are primarily related to resolution of certain tax positions confirmed from refunds on amended tax returns.

The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

	December 31,
(In thousands)	2020	2019	2018
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$2,032	$2,878	$4,084

The Company intends to indefinitely reinvest its foreign earnings abroad to ensure sufficient working capital for further expansion of its existing operations outside the United States, therefore the Company has not recorded income taxes on the undistributed earnings of its foreign subsidiaries. The undistributed earnings of our foreign subsidiaries as of December 31, 2020 are immaterial. In the event we are required to repatriate funds from outside of the United States, such repatriation may be subject to local laws, customs, and tax consequences.

Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was nominal for the years ended December 31, 2020, 2019, and 2018. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2015 as of December 31, 2020.

NOTE 16. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Our leases have initial lease terms ranging from one year to 14 years. Certain leases contain options to extend terms beyond the lease termination date. We use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and the length of the possible extension. Leases that have a term of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an estimate of our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of December 31, 2020, the Company’s short-term lease commitments and sublease income are immaterial.

The Company classifies right-of-use assets as other assets, short-term lease liabilities as accrued expenses, and long-term lease liabilities as other liabilities on the consolidated balance sheets. Lease expense is recognized, on a straight-line basis over the term of the lease, as a component of operating income on the consolidated statements of operations and comprehensive income.

Amounts reported in the consolidated balance sheet as of the years ended December 31, 2020 and 2019, respectively are as follows:

	December 31,
(In thousands, except weighted average lease term and discount rate)	2020	2019
Operating lease right of use asset	$4,741	$2,481

Lease liability - current	1,865	1,339
Lease liability - long-term	2,936	1,142
Total operating lease liability	$4,801	$2,481

Operating lease expense	$3,579	$3,174

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	2.9	2.6
Weighted-average discount rate - operating leases	3.0%	3.4%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarized the future minimum lease payments under non-cancellable leases as of December 31, 2020:

(In thousands)	Operating Leases
2021	$1,987
2022	1,535
2023	815
2024	565
2025	159
Thereafter	—
Total undiscounted operating lease payments	$5,061
Less: imputed interest	260
Total operating lease liability	$4,801

NOTE 17. COMMITMENTS AND CONTINGENCIES

We are involved in a number of proceedings, legal actions, and claims arising in the ordinary course of business. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the consolidated financial statements for these actions when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount in the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the Coalition®, Coalition MIS®, Coalition AGX®, Monument®, MAGNIFY®-S, HEDRON IATM, HEDRON ICTM, Independence®, Independence MIS®, Fortify® and XPand® families, SABLETM, Rise®, Rise® Intralif, Rise®-L, ELSA®, ELSA® ATP, RASS, Altera®, Ariel®, Latis®, Caliber® and Caliber®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania and was stayed on September 25, 2020 pending the outcome of earlier filed Inter Partes Reviews. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of December 31, 2020.

NOTE 18. RETIREMENT BENEFIT PLANS

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company contributions to these retirement plans were as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
401(k) and other retirement plan contributions	$5,798	$5,363	$4,682

NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage our business globally within one operating segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The following table represents total net sales by geographic area, based on the location of the customer for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
United States	$664,454	$647,683	$593,878
International	124,588	137,685	119,091
Total net sales	$789,042	$785,368	$712,969

NOTE 20. QUARTERLY FINANCIAL DATA (unaudited)

	(unaudited)
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)	2020	2020	2020	2020
Net sales	$190,577	$148,922	$216,098	$233,445
Gross profit	141,713	98,279	159,001	172,586
Net income/(loss)	25,949	(20,837)	44,216	52,957
Earnings per share - basic	0.26	(0.21)	0.45	0.54
Earnings per share - diluted	0.25	(0.21)	0.44	0.52

* amounts might not add due to rounding

	(unaudited)
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share amounts)	2019	2019	2019	2019
Net sales	$182,947	$194,539	$196,215	$211,667
Gross profit	141,109	150,549	150,828	162,907
Net income/(loss)	33,210	38,163	38,307	45,530
Earnings per share - basic	0.34	0.39	0.39	0.46
Earnings per share - diluted	0.33	0.38	0.38	0.44

 * amounts might not add due to rounding

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Management evaluated the internal control over financial reporting of Globus as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).

Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020 as stated in their report that is included in Item 8 of this Form 10-K.

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

Item 9B. Other Information

None

PART III

Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.

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

The other information required by this Item 10 will be set forth in the Company’s proxy statement for its 2021 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth in the Company’s proxy statement for its 2021 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s proxy statement for its 2021 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth in the Company’s proxy statement for its 2021 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s proxy statement for its 2021 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

(In thousands)	Beginning of period	Charged to expenses	Write-offs	End of period
Year ended December 31, 2018	$3,963	$960	$(697)	$4,226
Year ended December 31, 2019	4,226	3,026	(1,653)	5,599
Year ended December 31, 2020	$5,599	$2,960	$(4,151)	$4,408

Deferred tax valuation allowance:

		Additions		Deductions
(In thousands)	Beginning of period	Charged to expenses	Charged to other accounts	Other deductions	End of period
Year ended December 31, 2018	$1,821	$924	$—	$(62)	$2,683
Year ended December 31, 2019	2,683	163	—	—	2,846
Year ended December 31, 2020	$2,846	$2,132	$1,509	$—	$6,487

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item
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

10.12	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).
10.13	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Kelly Huller (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 5, 2020).
10.14	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Keith Pfeil (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 5, 2020).
10.15

Credit Agreement, dated as of August 6, 2020, by and among Globus Medical, Inc. and Globus Medical North America, Inc., as borrowers, and Citizens Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 10, 2020).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm – Deloitte & Touche LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Filed herein.
**	Furnished herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	February 17, 2021	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	February 17, 2021	/s/ KEITH PFEIL

Keith Pfeil
Senior Vice President
Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David M. Demski	President, Chief Executive Officer and Director	February 17, 2021
David M. Demski	(Principal Executive Officer)

/s/ Keith Pfeil	Senior Vice President	February 17, 2021
Keith Pfeil	Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer)

/s/ David C. Paul	Executive Chairman and Director	February 17, 2021
David C. Paul

/s/ David D. Davidar	Director	February 17, 2021
David D. Davidar

/s/ Robert Douglas	Director	February 17, 2021
Robert Douglas

/s/ Daniel T. Lemaitre	Director	February 17, 2021
Daniel T. Lemaitre

/s/ Ann D. Rhoads	Director	February 17, 2021
Ann D. Rhoads

/s/ James R. Tobin	Director	February 17, 2021
James R. Tobin

/s/ Stephen T. Zarrilli	Director	February 17, 2021
Stephen T. Zarrilli