Form 10-Q
period 2021-03-31
GLOBUS MEDICAL INC
filed 2021-05-04
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of April 30, 2021 was 100,360,661 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share values)	2021	2020
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$184,848	$239,397
Short-term marketable securities	218,711	187,344
Accounts receivable, net of allowances of $4,358 and $4,408, respectively	160,939	141,676
Inventories	232,007	229,153
Prepaid expenses and other current assets	16,132	17,771
Income taxes receivable	1,736	6,424
Total current assets	814,373	821,765
Property and equipment, net of accumulated depreciation of $282,346 and $276,451, respectively	216,186	216,879
Long-term marketable securities	434,877	358,522
Intangible assets, net	80,414	86,949
Goodwill	155,373	156,716
Other assets	28,693	32,039
Deferred income taxes	7,974	6,615
Total assets	$1,737,890	$1,679,485

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,409	$18,205
Accrued expenses	69,908	78,334
Income taxes payable	8,434	1,101
Business acquisition liabilities	6,048	5,777
Deferred revenue	8,653	8,125
Payable to broker	8,225	9,250
Total current liabilities	123,677	120,792
Business acquisition liabilities, net of current portion	29,973	31,493
Deferred income taxes	5,925	6,202
Other liabilities	15,321	14,701
Total liabilities	174,896	173,188
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 77,587,013 and 77,284,007 shares at March 31, 2021 and December 31, 2020, respectively	78	77
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 shares at March 31, 2021 and December 31, 2020	22	22
Additional paid-in capital	474,307	457,161
Accumulated other comprehensive income (loss)	(1,824)	3,955
Retained earnings	1,090,411	1,045,082
Total equity	1,562,994	1,506,297
Total liabilities and equity	$1,737,890	$1,679,485

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
Net sales	$227,344	$190,577
Cost of goods sold	55,027	48,864
Gross profit	172,317	141,713

Operating expenses:
Research and development	14,924	15,402
Selling, general and administrative	97,891	93,539
Provision for litigation	(94)	—
Amortization of intangibles	4,774	3,776
Acquisition related costs	274	548
Total operating expenses	117,769	113,265

Operating income/(loss)	54,548	28,448

Other income/(expense), net
Interest income/(expense), net	2,712	4,324
Foreign currency transaction gain/(loss)	(280)	(468)
Other income/(expense)	214	194
Total other income/(expense), net	2,646	4,050

Income/(loss) before income taxes	57,194	32,498
Income tax provision	11,865	6,549

Net income/(loss)	$45,329	$25,949

Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(1,666)	(3,842)
Foreign currency translation gain/(loss)	(4,113)	474
Total other comprehensive income/(loss)	(5,779)	(3,368)
Comprehensive income/(loss)	$39,550	$22,581

Earnings per share:
Basic	$0.45	$0.26
Diluted	$0.44	$0.25
Weighted average shares outstanding:
Basic	99,866	99,635
Diluted	102,420	102,146

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	7,883	—	—	7,883
Grant of restricted stock units	—	—	—	—	163	—	—	163
Exercise of stock options	303	1	—	—	9,100	—	—	9,101
Comprehensive income/(loss)	—	—	—	—	—	(5,779)	45,329	39,550
Balance at March 31, 2021	77,587	$78	22,430	$22	$474,307	$(1,824)	$1,090,411	$1,562,994

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income/(loss)	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$45,329	$25,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,157	14,568
Amortization of premium (discount) on marketable securities	520	20
Write-down of excess and obsolete inventories	1,550	679
Stock-based compensation expense	7,698	6,807
Allowance for doubtful accounts	80	756
Change in fair value of business acquisition liabilities	258	506
Change in deferred income taxes	(808)	(2,895)
(Gain)/loss on disposal of assets, net	103	207
(Increase)/decrease in:
Accounts receivable	(20,346)	14,131
Inventories	(3,997)	(12,108)
Prepaid expenses and other assets	4,516	(205)
Increase/(decrease) in:
Accounts payable	4,212	(283)
Accrued expenses and other liabilities	(4,783)	(13,702)
Income taxes payable/receivable	12,081	7,863
Net cash provided by operating activities	63,570	42,293
Cash flows from investing activities:
Purchases of marketable securities	(185,110)	(57,418)
Maturities of marketable securities	39,850	71,766
Sales of marketable securities	33,818	5,374
Purchases of property and equipment	(13,672)	(22,314)
Net cash used in investing activities	(125,114)	(2,592)
Cash flows from financing activities:
Payment of business acquisition related liabilities	(1,537)	(566)
Proceeds from exercise of stock options	9,101	5,763
Repurchase of common stock	—	(73,864)
Net cash provided by/used in financing activities	7,564	(68,667)
Effect of foreign exchange rates on cash	(569)	(16)
Net increase in cash, cash equivalents, and restricted cash	(54,549)	(28,982)
Cash, cash equivalents, and restricted cash at beginning of period	239,397	195,724
Cash, cash equivalents, and restricted cash at end of period	$184,848	$166,742
Supplemental disclosures of cash flow information:
Income taxes paid	$570	$1,791
Purchases of property and equipment included in accounts payable and accrued expenses	$2,620	$5,287

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1. BACKGROUND

(a) The Company

Globus Medical, Inc., together with its subsidiaries, is a medical device company that develops and commercializes healthcare solutions with a mission to improve the quality of life of patients with musculoskeletal disorders. We are primarily focused on implants that promote healing in patients with musculoskeletal disorders, including the use of a robotic guidance and navigation system and products to treat patients who have experienced orthopedic traumas.

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment options. With over 220 product launches to date, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

We are headquartered in Audubon, Pennsylvania, and we market and sell our products through our exclusive sales force in the United States, as well as within North, Central & South America, Europe, Asia, Africa and Australia. Our sales force consists of direct sales representatives and distributor sales representatives employed by exclusive independent distributors.

The terms the “Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.

(b) COVID-19 Pandemic Impact

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has significantly impacted the economic conditions in the U.S. and globally as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy.

Although the Company cannot reasonably estimate the length or severity of the impact that COVID-19 will have on its financial results, the Company may experience a material adverse impact on its sales, results of operations, and cash flows in 2021 should there be a resurgence impacting hospitals and surgical facilities to which we provide services.

In response to these developments, the Company will continue to monitor liquidity and cash flow. The Company has the ability to borrow from a credit facility signed in August 2020, if needed, although we do not expect to do so due to our cash, cash equivalents and short-term marketable securities balances.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on February 17, 2021.

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of March 31, 2021, and results of operations for the three months ended March 31, 2021. The results of operations for any interim period may not be indicative of results for the full year.

(b) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Globus and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c) Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

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

(d) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of contracts with our customers for Musculoskeletal Solutions products have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are advanced robotics hardware systems and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of contracts with our customers for Enabling Technologies products contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. When contracts have multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.

Nature of Products and Services

A significant portion of our Musculoskeletal Solutions product revenue is generated from consigned inventory maintained at hospitals or with sales representatives. Revenue from the sale of consigned musculoskeletal products is recognized when we transfer control, which generally occurs at the time the product is used or implanted. For all other Musculoskeletal Solutions product transactions, we recognize revenue when we transfer title to the goods, provided there are no remaining performance obligations that can affect the customer’s final acceptance of the sale.

Revenue from the sale of Enabling Technologies products is generally recognized when control transfers to the customer which occurs at the time the product is shipped or delivered. Any revenue related to the provision of maintenance and support is recognized as we satisfy the performance obligation. We use an observable price to determine the stand-alone selling price for each separate performance obligation.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three months ended March 31, 2021 and 2020, there was an immaterial amount of revenue recognized from previously deferred revenue.

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

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations are classified as available-for-sale as of March 31, 2021 and December 31, 2020. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any changes in the fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included in other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets.

We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review our securities for other-than-temporary impairment at each reporting period. If an unrealized loss for any security is expected, the loss will be recognized on an allowance basis, consistent with ASC 326-30, in our condensed consolidated statement of operations and comprehensive income in the period the determination is made.

(g) Fair Value Measurements

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to business acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration recorded in business acquisition liabilities on our condensed consolidated balance sheets, and changes in the fair value of contingent consideration are recognized within acquisition related costs in the condensed consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit (“RSU”) grants are recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the three months ended March 31, 2021 and 2020, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the three months ended March 31, 2021 or 2020.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the three months ended March 31, 2021 or 2020.

(j) Stock-Based Compensation

The cost of employee and non-employee director awards is measured at the grant date fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the equity award. Compensation expense for awards includes the impact of forfeiture in the period when they occur.

We estimate the fair value of stock options utilizing the Black-Scholes option-pricing model. Inputs to the Black-Scholes model include our stock price, expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts. The fair value of restricted stock units is estimated using the closing price of the Company’s common stock on the date of grant.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(k) Recently Issued Accounting Pronouncements

On March 12, 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective for all entities as of March 12, 2020, and will apply through December 31, 2022. To date, we have had no impacts on our investment portfolio or our credit agreement with Citizens Bank, N.A. related to reference rate reform. We will continue to evaluate the impact this guidance could have on our condensed consolidated financial statements and related disclosures.

(l) Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 on January 1, 2021. This standard did not have a material impact on our financial position, results of operations and disclosures.

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the second quarter of 2020, the Company acquired Synoste Oy (“Synoste”), a Finnish engineering company that specializes in the research and development of a limb lengthening system. The fair value of the net assets acquired was $25.3 million, and the consideration consisted of approximately $22.8 million of cash paid at closing plus $2.5 million of a contractual holdback obligation payable eighteen months from the closing date of the transaction, subject to net working capital and other post-closing adjustments, if applicable. The contractual holdback obligation is included in accrued expenses in the condensed consolidated balance sheet.

The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identified asset, IPR&D of the limb lengthening system, thus satisfying the requirements of the screen test in ASU 2017-1. At the date of acquisition, the Company determined that the development of the projects underway at Synoste had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $24.4 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income at the date of acquisition.

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

Business Combinations

During the fourth quarter of 2020, the Company completed two acquisitions that were not considered material, individually or collectively, to the condensed consolidated financial statements during the periods presented. These acquisitions have been included in the condensed consolidated financial statements from the date of acquisition. The combined purchase price consisted of approximately $1.5 million of cash paid at closing, plus $0.3 million of other liabilities and $33.2 million of contingent consideration payments. The contingent payments are based upon achieving various performance obligations over a period of 10 years, and are payable in a combination of cash and RSUs. The Company recorded other intangible assets of $8.8 million, with a weighted average useful life of 4.2 years, and goodwill of $26.2 million based on their preliminary estimated fair values. The purchase price allocation of the assets and liabilities acquired remains open with respect to the final determination of deferred tax asset values. The Company expects the purchase price allocation to be finalized within one year from the date of acquisition. While the Company does not expect material changes from the initial outcome of the valuation, certain assumptions and findings made at the date of acquisition could result in changes in the purchase price allocation.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the second quarter of 2019, the Company acquired substantially all of the assets of StelKast, Inc. (the “StelKast Acquisition”), a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. The Company has included the financial results from the StelKast Acquisition in our condensed consolidated financial statements from the acquisition date. At the acquisition date, the fair value of the net assets acquired was $28.1 million. The purchase price consisted of approximately $23.8 million of cash paid at closing, plus $4.3 million of contingent consideration payable based upon the achievement of product sales milestones. The Company recorded identifiable net assets, based on their estimated fair values, for inventory of $15.3 million, fixed assets of $4.2 million and customer relationships of $3.9 million and goodwill of $4.7 million.

The contingent consideration payable related to the StelKast Acquisition of $5.0 million was paid during the third quarter of 2020.

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Musculoskeletal Solutions	$212,416	$182,542
Enabling Technologies	14,928	8,035
Total net sales	$227,344	$190,577

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	March 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$60,961	$262	$(1)	$61,222
Corporate debt securities	112,231	1,220	(1)	113,450
Commercial paper	30,556	7	—	30,563
Asset-backed securities	5,560	6	—	5,566
Government, federal agency, and other sovereign obligations	7,880	30	—	7,910
Total short-term marketable securities	$217,188	$1,525	$(2)	$218,711

Long-term:
Municipal bonds	$69,833	$331	$(29)	$70,135
Corporate debt securities	213,444	1,646	(170)	214,920
Asset-backed securities	148,761	1,158	(97)	149,822
Total long-term marketable securities	$432,038	$3,135	$(296)	$434,877

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

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of March 31, 2021 and December 31, 2020, respectively.

Purchases of marketable securities include amounts payable to brokers of $8.2 million and $9.3 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at March 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents	$17,770	$7,770	$10,000	$—
Municipal bonds	131,357	—	131,357	—
Corporate debt securities	328,370	—	328,370	—
Commercial paper	30,563	—	30,563	—
Asset-backed securities	155,388	—	155,388	—
Government, federal agency, and other sovereign obligations	7,910	—	7,910	—
Liabilities
Business acquisition liabilities	36,021	—	—	36,021

(In thousands)	Balance at December 31, 2020	Level 1	Level 2	Level 3
Assets
Cash equivalents	$56,223	$23,628	$32,595	$—
Municipal bonds	110,612	—	110,612	—
Corporate debt securities	260,334	—	260,334	—
Commercial paper	25,547	—	25,547	—
Asset-backed securities	141,426	—	141,426	—
Government, federal agency, and other sovereign obligations	7,947	—	7,947	—
Liabilities
Business acquisition liabilities	37,270	—	—	37,270

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Market risk adjustment	3.1%	-	4.3%	3.3%
Discount rate	0.7%	-	8.5%	5.1%
Probability of payment	36%	-	100%	87.1%
Projected year of payment	2021	-	2030

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three months ended March 31, 2021 and 2020, respectively included the following:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Fair value measurement at January 1, 2021 and 2020, respectively	$37,270	$9,549
Contingent cash payments	(1,492)	(566)
Contingent RSU grants	(163)	—
Changes in fair value of business acquisition liabilities	258	506
Contractual payable reclassification	148	—
Fair value measurement at March 31, 2021 and 2020, respectively	$36,021	$9,489

NOTE 7. INVENTORIES

Inventories included the following:

	March 31,	December 31,
(In thousands)	2021	2020
Raw materials	$41,686	$39,646
Work in process	17,289	16,446
Finished goods	173,032	173,061
Total inventories	$232,007	$229,153

During the three months ended March 31, 2021 and 2020, net adjustments to cost of sales related to excess and obsolete inventory were $1.6 million and $0.7 million, respectively. The net adjustments for the three months ended March 31, 2021 and 2020 reflect a combination of additional expense for excess and obsolete related provisions ($3.8 million and $2.4 million, respectively) offset by sales and disposals ($2.2 million and $1.7 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	March 31,	December 31,
(In thousands)	Life	2021	2020
Land	—	$8,310	$8,322
Buildings and improvements	31.5	44,361	33,825
Equipment	5-15	107,444	102,553
Instruments	5	279,782	278,930
Modules and cases	5	42,269	41,919
Other property and equipment	3-5	16,366	27,781
		498,532	493,330
Less: accumulated depreciation		(282,346)	(276,451)
Total		$216,186	$216,879

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Depreciation	$12,384	$10,791

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2020 and the three months ended March 31, 2021, respectively included the following:

(In thousands)
December 31, 2019	$128,775
Additions and adjustments	26,043
Foreign exchange	1,898
December 31, 2020	156,716
Foreign exchange	(1,343)
March 31, 2021	$155,373

The composition of intangible assets was as follows:

		March 31, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,567)	$1,433
Customer relationships & other intangibles	6.5	55,757	(32,968)	22,789
Developed technology	8.0	71,483	(21,371)	50,112
Patents	16.1	8,842	(2,762)	6,080
Total intangible assets		$140,082	$(59,668)	$80,414

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		December 31, 2020
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,467)	$1,533
Customer relationships & other intangibles	6.5	57,704	(32,056)	25,648
Developed technology	8.0	72,644	(19,295)	53,349
Patents	16.1	9,082	(2,663)	6,419
Total intangible assets		$143,430	$(56,481)	$86,949

The following table summarizes amortization of intangible assets for future periods as of March 31, 2021:

(In thousands)	Annual Amortization
Remaining 2021	$13,690
2022	17,778
2023	15,674
2024	12,679
2025	8,650
Thereafter	11,943
Total	$80,414

NOTE 10. ACCRUED EXPENSES

Accrued expense included the following:

	March 31,	December 31,
(In thousands)	2021	2020
Compensation and other employee-related costs	$39,668	$44,948
Legal and other settlements and expenses	791	650
Accrued non-income taxes	5,225	4,952
Royalties	3,624	3,720
Other	20,600	24,064
Total accrued expenses	$69,908	$78,334

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”), and has a termination date of August 5, 2021. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Adjusted LIBOR Rate (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Adjusted LIBOR Rate for a one-month period plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of March 31, 2021, we have not borrowed under the Credit Agreement with Citizens Bank, N.A.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12. EQUITY

Stock Repurchases

Under the current stock repurchase plan, announced in March 2020, the Company is authorized to repurchase up to $200 million of the Company’s Class A common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of March 31, 2021, $95.3 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 - December 31, 2020	—	—	—	95,294
January 1, 2021 - March 31, 2021	—	—	—	$95,294
January 1, 2020 - March 31, 2021	2,691	$38.91	$104,706

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

The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. The holders of Class A Common and Class B Common vote together as one class of common stock on all matters submitted to a vote of stockholders, except as required by law or our amended and restated Certificate of Incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B common stock please see “Exhibit 4.2, Description of Securities of the Registrant” filed with our Annual Report on Form 10-K on February 17, 2021.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2021 and 2020, respectively:

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955
Other comprehensive (loss)/income before reclassifications	(2,178)	(4,113)	(6,291)
Amounts reclassified from accumulated other comprehensive income, net of tax	512	—	512
Other comprehensive (loss)/income, net of tax	(1,666)	(4,113)	(5,779)
Accumulated other comprehensive loss, net of tax, at March 31, 2021	$3,335	$(5,159)	$(1,824)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)
Other comprehensive (loss)/income before reclassifications	(5,032)	474	(4,558)
Amounts reclassified from accumulated other comprehensive income, net of tax	1,190	—	1,190
Other comprehensive (loss)/income, net of tax	(3,842)	474	(3,368)
Accumulated other comprehensive loss, net of tax, at March 31, 2020	$(243)	$(6,023)	$(6,266)

Amounts reclassified from accumulated other comprehensive loss, net of tax, related to unrealized gains/losses on marketable securities were released to other income, net in our condensed consolidated statements of operations and comprehensive income.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Earnings Per Common Share

The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and unvested RSUs. The contingently issuable shares are included in basic net income per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
Numerator:
Net income/(loss)	$45,329	$25,949
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	99,866	99,635
Dilutive stock options	2,554	2,511
Weighted average shares outstanding for diluted	102,420	102,146
Earnings per share:
Basic	$0.45	$0.26
Diluted	$0.44	$0.25

Anti-dilutive stock options and RSUs excluded from the calculation	3,034	6,637

NOTE 13. STOCK-BASED COMPENSATION

We have two stock plans: our 2008 Stock Plan and our 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan is the only active stock plan. The purpose of the 2008 Stock Plan was, and of the 2012 Plan is, to provide incentive to employees, directors, and consultants of Globus. The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, which is generally not more than ten years from the grant date. Options granted to employees generally vest in varying installments over a four-year period.

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

As of March 31, 2021, pursuant to the 2012 Plan, there were 17,901,177 shares of Class A Common stock reserved and 806,579 shares of Class A Common stock available for future grants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

Stock option activity during the three months ended March 31, 2021 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2020	9,746	$41.33
Granted	1,403	64.62
Exercised	(303)	30.31
Forfeited	(103)	46.70
Outstanding at March 31, 2021	10,743	$44.63	7.4	$187,201
Exercisable at March 31, 2021	5,073	$36.31	6.2	$128,672
Expected to vest at March 31, 2021	5,670	$52.08	8.5	$58,529

The total intrinsic value of stock options exercised was $10.1 million and $3.5 million during the three months ended March 31, 2021, and 2020, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2021			2020
Risk-free interest rate	0.40%	-	0.81%	0.58%	-	1.67%
Expected term (years)	4.8			4.9
Expected volatility	34.0%			28.0%	-	30.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021, and 2020 was $19.26 and $14.43 per share, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restricted Stock Units

Restricted stock unit activity during the three months ended March 31, 2021 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2020	3	$58.69
Granted	3	61.93
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2021	6	$60.14	9.5

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Stock-based compensation expense	$7,698	$6,807
Net stock-based compensation capitalized into inventory	185	95
Total stock-based compensation cost	$7,883	$6,902

As of March 31, 2021, there was $75.9 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of approximately three years.

NOTE 14. INCOME TAXES

In computing our income tax provision, we make certain estimates and judgments, such as estimated annual taxable income or loss, annual effective tax rate, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. Our estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. Should facts and circumstances change during a quarter causing a material change to the estimated effective income tax rate, a cumulative adjustment is recorded.

The following table provides a summary of our effective tax rate for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
	2021	2020
Effective income tax rate	20.7%	20.2%

The change in effective income tax rate for the three month periods ending March 31, 2021 and 2020 is primarily driven by the increase in pretax income partially offset by an increase in tax benefits related to stock option exercises and the reduction to non-tax deductible expenses in the current year.

NOTE 15. COMMITMENTS AND CONTINGENCIES

We are involved in a number of proceedings, legal actions, and claims arising in the ordinary course of business. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the condensed consolidated financial statements for these actions when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount in the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not probable, and the amount can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

loss. While it is not possible to predict the outcome for most of the matters discussed, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBELTM, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON ICTM, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLETM, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, RASS, ALTERA®, ARIEL®, LATIS®, CALIBER® and CALIBER®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of March 31, 2021.

NOTE 16. LEASES

The Company leases certain equipment, vehicles, and facilities under the terms of operating lease agreements. Our leases have initial lease terms ranging from one year to fourteen years. Certain leases contain options to extend the term beyond the initial lease termination date. We use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and the length of the possible extension. Leases that have terms of less than 12 months are treated as short-term and we do not recognize right of use assets or lease liabilities for such leases. We generally estimate discount rates using our incremental borrowing rate, and based on other information available, at commencement date of a lease when determining the present value of future payments as most of our leases do not provide an implicit rate.

The Company includes right-of-use assets in other assets, short-term lease liabilities in accrued expenses, and long-term lease liabilities in other liabilities on the condensed consolidated balance sheet. Lease expense is recognized, on a straight-line basis over the term of the lease, as a component of operating income on the condensed consolidated statement of operations and comprehensive income.

Amounts reported in the condensed consolidated balance sheet were as follows:

	March 31,	December 31,
(In thousands, except weighted average lease term and discount rate)	2021	2020
Operating lease right of use asset	$5,279	$4,741

Lease liability - current	1,919	1,865
Lease liability - long-term	3,454	2,936
Total operating lease liability	$5,373	$4,801

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	3.3	2.9
Weighted-average discount rate - operating leases	3.3%	3.0%

Operating lease expense recognized in the condensed consolidated statement of operations and comprehensive income was as follows:

	Three months ended
	March 31,
(In thousands)	2021	2020
Operating lease expense	$867	$879

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Future minimum lease payments under non-cancellable leases as of March 31, 2021 are as follows:

(In thousands)	Operating Leases
Remaining 2021	$1,615
2022	1,754
2023	1,059
2024	814
2025	396
Thereafter	152
Total undiscounted operating lease payments	$5,790
Less: imputed interest	417
Total operating lease liability	$5,373

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage our business globally within one operating segment, and segment information is consistent with how the chief operating decision makers review the business, makes investing and resource allocation decisions and assesses operating performance.

The following table represents total net sales by geographic area, based on the location of the customer:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
United States	$193,317	$158,447
International	34,027	32,130
Total net sales	$227,344	$190,577

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the SEC on February 17, 2021.

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

Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 220 product launches to date, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

COVID-19 Update

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if a resurgence occurs and governments mandate restrictions, including restrictions on elective surgeries, we do expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow and may lead to higher than normal inventory levels, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

We are focused on navigating these recent challenges presented by COVID-19 and believe we are in a strong position to continue to sustain and grow our business. To date, COVID-19 has not materially affected our supply chain or production schedule, although delays may be possible in the future due to the dynamic nature of the situation.

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

Enabling Technologies

Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine and orthopedic surgery is still in the infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement which are designed for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, improve patient outcomes

Geographic Information

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

During the three months ended March 31, 2021, international net sales accounted for approximately 15% of our total net sales. We have sold our products in approximately 47 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

Seasonality

Our business is generally not seasonal in nature. However, sales of our Musculoskeletal Solutions products may be influenced by summer vacation and winter holiday periods during which we have experienced fewer surgeries taking place, as well as more surgeries taking place later in the year when patients have met the deductibles under insurance plans. Sales of our Enabling Technologies products may be influenced by longer capital purchase cycles and the timing of budget approvals for major capital purchases.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year-ended December 31, 2020.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
United States	$193,317	$158,447	$34,870	22.0%
International	34,027	32,130	1,897	5.9%
Total net sales	$227,344	$190,577	$36,767	19.3%

In the United States, the increase in net sales of $34.9 million was due primarily to increased spine product sales resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $1.9 million, which was due primarily to increased sales volume of enabling technologies and spine product sales resulting from penetration in existing territories, partially offset by lower sales in Japan due to a sales force position.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cost of Goods Sold

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Cost of goods sold	$55,027	$48,864	$6,163	12.6%
Percentage of net sales	24.2%	25.6%

The $6.2 million increase in cost of goods sold was primarily due to increased volume, product mix, and higher write-downs of excess and obsolete inventory, partially offset by favorable production variances.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Research and development	$14,924	$15,402	$(478)	-3.1%
Percentage of net sales	6.6%	8.1%

The decrease in research and development expenses was primarily driven by the decreased travel and meeting expense as a result of COVID-19 restrictions.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Selling, general and administrative	$97,891	$93,539	$4,352	4.7%
Percentage of net sales	43.1%	49.1%

The increase in selling, general and administrative expenses was primarily due to an increase in commission expenses resulting from higher product sales, and by the continued build out of the spine, INR technology, joints and orthopedic trauma sales forces. These increases were partially offset by decreased travel and meeting expenses as a result of COVID-19 restrictions.

Provision for Litigation

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Provision for litigation	$(94)	$—	$(94)	100.0%
Percentage of net sales	0.0%	0.0%

The provision for litigation for the three month period ending March 31, 2021 includes receipt of a settlement.

Amortization of Intangibles

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Amortization of intangibles	$4,774	$3,776	$998	26.4%
Percentage of net sales	2.1%	2.0%

The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the Nemaris acquisition and the intangible assets acquired in the fourth quarter of fiscal 2020.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Acquisition Related Costs

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Acquisition related costs	$274	$548	$(274)	-50.0%
Percentage of net sales	0.1%	0.3%

Acquisition related costs decreased due to higher changes in fair value of business acquisition liabilities for the three month period ended March 31, 2020.

Other Income/(expense), Net

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Other income/(expense), net	$2,646	$4,050	$(1,404)	-34.7%
Percentage of net sales	1.2%	2.1%

The decrease in other income/(expense), net was primarily the result of lower interest income from lower yields on marketable securities during the three month period ended March 31, 2021.

Income Tax Provision

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Income tax provision	$11,865	$6,549	$5,316	81.2%
Effective income tax rate	20.7%	20.2%

The change in effective income tax rate for the three month periods ending March 31, 2021 and 2020 is primarily driven by the increase in pretax income partially offset by an increase in tax benefits related to stock option exercises and the reduction to non-tax deductible expenses in the current year.

A discussion of our Results of Operations for the three months ended March 31, 2020 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.” on our Form 10-Q filed on May 7, 2020.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operating activities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”), and has a termination date of August 5, 2021. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of March 31, 2021, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,		Change
(In thousands)	2021	2020	$
Net cash provided by operating activities	$63,570	$42,293	$21,277
Net cash used in investing activities	(125,114)	(2,592)	(122,522)
Net cash used in/provided by financing activities	7,564	(68,667)	76,231
Effect of foreign exchange rate changes on cash	(569)	(16)	(553)
Increase (decrease) in cash, cash equivalents, and restricted cash	$(54,549)	$(28,982)	$(25,567)

Cash Provided by Operating Activities

The increase in net cash provided by operating activities for the three months ended March 31, 2021 was primarily due to the increase of cash flow from net income, reduced outflows for inventories and liabilities, and the favorable change in prepaid expenses and other assets, primarily related to long term accounts receivable becoming current. These were partially offset by an unfavorable change in accounts receivable as a result of increased sales.

Cash Used in Investing Activities

The increase in net cash used in investing activities for the three months ended March 31, 2021 was due primarily to the net outflows of purchases, maturities and sales of marketable securities, which was partially offset by a decrease of purchases of property and equipment.

Cash Used in Financing Activities

The increase in net cash provided by financing activities for the three months ended March 31, 2021 was primarily the result of the increase in proceeds from option exercises partially offset by the increased payments of business acquisition liabilities. The three months ended March 31, 2020 included cash used for the repurchase of common stock.

A discussion of our Cash Flows for the three months ended March 31, 2020 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on May 7, 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Backlog

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. To date, we have not experienced significant difficulty in locating and obtaining the materials necessary to fulfill our production requirements, and we have not experienced a meaningful backlog of sales orders. We believe our supplier relationships and facilities will support our capacity needs for the foreseeable future. A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the United States. We stock inventory in our warehouse facilities and retain title to consigned inventory which is maintained with our field representatives and hospitals in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times, and quantities required to maintain service levels.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 2. Summary of Significant Accounting Policies; (k) Recently Issued Accounting Pronouncements” above.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2020, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020 and there have been no significant changes to this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in a number of proceedings, legal actions and claims.  Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 15. Commitments and Contingencies” above.

In addition, we are subject to legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

Not applicable.

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

GLOBUS MEDICAL, INC.

Dated:	May 4, 2021	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	May 4, 2021	/s/ KEITH PFEIL

Keith Pfeil
Senior Vice President
Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer)