Form 10-Q
period 2021-06-30
GLOBUS MEDICAL INC
filed 2021-08-04
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of August 2, 2021 was 100,890,673 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share values)	2021	2020
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$268,783	$239,397
Short-term marketable securities	191,644	187,344
Accounts receivable, net of allowances of $4,687 and $4,408, respectively	165,852	141,676
Inventories	231,208	229,153
Prepaid expenses and other current assets	15,200	17,771
Income taxes receivable	19,311	6,424
Total current assets	891,998	821,765
Property and equipment, net of accumulated depreciation of $293,534 and $276,451, respectively	210,749	216,879
Long-term marketable securities	453,726	358,522
Intangible assets, net	76,153	86,949
Goodwill	155,777	156,716
Other assets	33,147	32,039
Deferred income taxes	8,663	6,615
Total assets	$1,830,213	$1,679,485

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,270	$18,205
Accrued expenses	78,453	78,334
Income taxes payable	3,427	1,101
Business acquisition liabilities	8,182	5,777
Deferred revenue	9,005	8,125
Payable to broker	9,705	9,250
Total current liabilities	130,042	120,792
Business acquisition liabilities, net of current portion	39,813	31,493
Deferred income taxes	5,474	6,202
Other liabilities	15,611	14,701
Total liabilities	190,940	173,188
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 78,303,475 and 77,284,007 shares at June 30, 2021 and December 31, 2020, respectively	79	77
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 shares at June 30, 2021 and December 31, 2020	22	22
Additional paid-in capital	508,788	457,161
Accumulated other comprehensive income (loss)	(1,572)	3,955
Retained earnings	1,131,956	1,045,082
Total equity	1,639,273	1,506,297
Total liabilities and equity	$1,830,213	$1,679,485

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$251,016	$148,922	$478,360	$339,499
Cost of goods sold	63,846	50,643	118,873	99,507
Gross profit	187,170	98,279	359,487	239,992

Operating expenses:
Research and development	15,547	39,455	30,471	54,857
Selling, general and administrative	107,254	80,019	205,145	173,558
Provision for litigation	—	197	(94)	197
Amortization of intangibles	4,623	4,115	9,397	7,891
Acquisition related costs	13,870	56	14,144	604
Total operating expenses	141,294	123,842	259,063	237,107

Operating income/(loss)	45,876	(25,563)	100,424	2,885

Other income/(expense), net
Interest income/(expense), net	2,541	3,590	5,253	7,914
Foreign currency transaction gain/(loss)	209	(168)	(71)	(636)
Other income/(expense)	307	199	521	393
Total other income/(expense), net	3,057	3,621	5,703	7,671

Income/(loss) before income taxes	48,933	(21,942)	106,127	10,556
Income tax provision	7,388	(1,105)	19,253	5,444

Net income/(loss)	$41,545	$(20,837)	$86,874	$5,112

Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(774)	6,897	(2,440)	3,055
Foreign currency translation gain/(loss)	1,026	667	(3,087)	1,141
Total other comprehensive income/(loss)	252	7,564	(5,527)	4,196
Comprehensive income/(loss)	$41,797	$(13,273)	$81,347	$9,308

Earnings per share:
Basic	$0.41	$(0.21)	$0.87	$0.05
Diluted	$0.40	$(0.21)	$0.84	$0.05
Weighted average shares outstanding:
Basic	100,449	97,509	100,159	98,572
Diluted	103,475	97,509	102,931	100,992

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	7,883	—	—	7,883
Grant of restricted stock units	—	—	—	—	163	—	—	163
Exercise of stock options	303	1	—	—	9,100	—	—	9,101
Comprehensive income/(loss)	—	—	—	—	—	(5,779)	45,329	39,550
Balance at March 31, 2021	77,587	$78	22,430	$22	$474,307	$(1,824)	$1,090,411	$1,562,994
Stock-based compensation	—	—	—	—	7,788	—	—	7,788
Grant of restricted stock units	—	—	—	—	197	—	—	197
Exercise of stock options	716	1	—	—	26,496	—	—	26,497
Comprehensive income/(loss)	—	—	—	—	—	252	41,545	41,797
Balance at June 30, 2021	78,303	$79	22,430	$22	$508,788	$(1,572)	$1,131,956	$1,639,273

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income/(loss)	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366
Stock-based compensation	—	—	—	—	7,426	—	—	7,426
Exercise of stock options	434	—	(1)	—	10,201	—	—	10,201
Comprehensive income/(loss)	—	—	—	—	—	7,564	(20,837)	(13,273)
Repurchase and retirement of common stock	(771)	(1)	—	—	—	—	(30,804)	(30,805)
Balance at June 30, 2020	75,327	$75	22,430	$22	$387,611	$1,298	$947,909	$1,336,915

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$86,874	$5,112
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	—	24,418
Depreciation and amortization	36,287	29,669
Amortization of premium (discount) on marketable securities	1,131	104
Write-down of excess and obsolete inventories	5,000	7,216
Stock-based compensation expense	15,330	14,118
Allowance for doubtful accounts	590	2,455
Change in fair value of business acquisition liabilities	14,128	463
Change in deferred income taxes	(1,783)	(1,127)
(Gain)/loss on disposal of assets, net	191	625
(Increase)/decrease in:
Accounts receivable	(25,587)	19,306
Inventories	(6,024)	(34,371)
Prepaid expenses and other assets	845	(2,875)
Increase/(decrease) in:
Accounts payable	2,737	2,974
Accrued expenses and other liabilities	3,559	(7,756)
Income taxes payable/receivable	(10,519)	5,030
Net cash provided by operating activities	122,759	65,361
Cash flows from investing activities:
Purchases of marketable securities	(293,092)	(57,418)
Maturities of marketable securities	131,739	88,383
Sales of marketable securities	58,154	17,405
Purchases of property and equipment	(22,058)	(32,270)
Acquisition of businesses, net of cash acquired, and purchases of intangible and other assets	—	(21,991)
Net cash used in investing activities	(125,257)	(5,891)
Cash flows from financing activities:
Payment of business acquisition related liabilities	(3,105)	(853)
Proceeds from exercise of stock options	35,597	15,964
Repurchase of common stock	—	(104,669)
Net cash provided by/used in financing activities	32,492	(89,558)
Effect of foreign exchange rates on cash	(608)	(82)
Net increase in cash, cash equivalents, and restricted cash	29,386	(30,170)
Cash, cash equivalents, and restricted cash at beginning of period	239,397	195,724
Cash, cash equivalents, and restricted cash at end of period	$268,783	$165,554
Supplemental disclosures of cash flow information:
Income taxes paid	$31,597	$2,147
Purchases of property and equipment included in accounts payable and accrued expenses	$3,537	$6,155

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

In response to these developments, the Company will continue to monitor liquidity and cash flow. The Company has the ability to borrow from its existing credit facility, if needed, although we do not expect to do so due to our cash, cash equivalents and short-term marketable securities balances.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of June 30, 2021, and results of operations for the three and six months ended June 30, 2021. The results of operations for any interim period may not be indicative of results for the full year.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three and six months ended June 30, 2021, there was an immaterial amount of revenue recognized from previously deferred revenue.

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

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations are classified as available-for-sale as of June 30, 2021. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any changes in the fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included in other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the six months ended June 30, 2021 and 2020, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the six months ended June 30, 2021 or 2020.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the six months ended June 30, 2021 or 2020.

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

The contingent consideration payable related to the StelKast Acquisition of $5.0 million was paid during the third quarter of 2020.

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Musculoskeletal Solutions	$230,263	$143,480	$442,679	$326,022
Enabling Technologies	20,753	5,442	35,681	13,477
Total net sales	$251,016	$148,922	$478,360	$339,499

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$43,165	$290	$(6)	$43,449
Corporate debt securities	93,091	1,088	—	94,179
Commercial paper	34,504	6	—	34,510
Asset-backed securities	16,016	89	—	16,105
Government, federal agency, and other sovereign obligations	3,400	1	—	3,401
Total short-term marketable securities	$190,176	$1,474	$(6)	$191,644

Long-term:
Municipal bonds	$77,142	$168	$(48)	$77,262
Corporate debt securities	220,562	1,257	(77)	221,742
Asset-backed securities	154,138	695	(111)	154,722
Total long-term marketable securities	$451,842	$2,120	$(236)	$453,726

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

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of June 30, 2021 and December 31, 2020, respectively.

Purchases of marketable securities include amounts payable to brokers of $9.7 million and $9.3 million as of June 30, 2021 and December 31, 2020, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at June 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,147	$25,473	$3,674	$—
Municipal bonds	120,711	—	120,711	—
Corporate debt securities	315,921	—	315,921	—
Commercial paper	34,510	—	34,510	—
Asset-backed securities	170,827	—	170,827	—
Government, federal agency, and other sovereign obligations	3,401	—	3,401	—
Liabilities:
Business acquisition liabilities	47,995	—	—	47,995

(In thousands)	Balance at December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$56,223	$23,628	$32,595	$—
Municipal bonds	110,612	—	110,612	—
Corporate debt securities	260,334	—	260,334	—
Commercial paper	25,547	—	25,547	—
Asset-backed securities	141,426	—	141,426	—
Government, federal agency, and other sovereign obligations	7,947	—	7,947	—
Liabilities:
Business acquisition liabilities	37,270	—	—	37,270

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Fair value of the revenue-based business acquisition liabilities was determined using a discounted cash flow model and an option pricing model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility and discount rates, market price risk adjustment, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement.

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	3.0%	-	4.9%	3.3%
Revenue volatility	14.0%	-	15.8%	14.3%
Discount rate	1.2%	-	8.5%	3.4%
Projected year of payment	2021	-	2030

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and six months ended June 30, 2021 and 2020, respectively included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Fair value measurement at beginning of period	$36,020	$9,489	$37,270	$9,549
Contingent cash payments	(1,523)	(287)	(3,015)	(853)
Contingent RSU grants	(197)	—	(360)	—
Changes in fair value of business acquisition liabilities	13,870	(43)	14,128	463
Contractual payable reclassification	(175)	(4,943)	(28)	(4,943)
Fair value measurement at June 30, 2021 and 2020, respectively	$47,995	$4,216	$47,995	$4,216

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	June 30,	December 31,
(In thousands)	2021	2020
Raw materials	$42,080	$39,646
Work in process	16,771	16,446
Finished goods	172,357	173,061
Total inventories	$231,208	$229,153

During the three months ended June 30, 2021 and 2020, net adjustments to cost of sales related to excess and obsolete inventory were $3.4 million and $6.5 million, respectively. The net adjustments for the three months ended June 30, 2021 and 2020 reflect a combination of additional expense for excess and obsolete related provisions ($7.6 million and $8.5 million, respectively) offset by sales and disposals ($4.2 million and $2.0 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the six months ended June 30, 2021 and 2020, net adjustments to cost of sales related to excess and obsolete inventory were $5.0 million and $7.2 million, respectively. The net adjustments for the six months ended June 30, 2021 and 2020 reflect a combination of additional expense for excess and obsolete related provisions ($11.4 million and $10.9 million, respectively) offset by sales and disposals ($6.4 million and $3.7 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	June 30,	December 31,
(In thousands)	Life	2021	2020
Land	—	$8,314	$8,322
Buildings and improvements	31.5	44,420	33,825
Equipment	5-15	109,557	102,553
Instruments	5	282,245	278,930
Modules and cases	5	42,772	41,919
Other property and equipment	3-5	16,975	27,781
		504,283	493,330
Less: accumulated depreciation		(293,534)	(276,451)
Total		$210,749	$216,879

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Depreciation	$14,506	$10,987	$26,890	$21,778

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2020 and the six months ended June 30, 2021, respectively included the following:

(In thousands)
December 31, 2019	$128,775
Additions and adjustments	26,043
Foreign exchange	1,898
December 31, 2020	156,716
Foreign exchange	(939)
June 30, 2021	$155,777

The composition of intangible assets was as follows:

		June 30, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,667)	$1,333
Customer relationships & other intangibles	6.5	55,427	(34,751)	20,676
Developed technology	8.0	71,987	(23,853)	48,134
Patents	16.1	8,946	(2,936)	6,010
Total intangible assets		$140,360	$(64,207)	$76,153

		December 31, 2020
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,467)	$1,533
Customer relationships & other intangibles	6.5	57,704	(32,056)	25,648
Developed technology	8.0	72,644	(19,295)	53,349
Patents	16.1	9,082	(2,663)	6,419
Total intangible assets		$143,430	$(56,481)	$86,949

The following table summarizes amortization of intangible assets for future periods as of June 30, 2021:

(In thousands)	Annual Amortization
Remaining 2021	$9,067
2022	17,816
2023	15,723
2024	12,744
2025	8,715
Thereafter	12,088
Total	$76,153

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10. ACCRUED EXPENSES

Accrued expense included the following:

	June 30,	December 31,
(In thousands)	2021	2020
Compensation and other employee-related costs	$44,692	$44,948
Legal and other settlements and expenses	763	650
Accrued non-income taxes	5,473	4,952
Royalties	4,270	3,720
Other	23,255	24,064
Total accrued expenses	$78,453	$78,334

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”). As amended, the Credit Agreement has a termination date of August 3, 2022. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Adjusted LIBOR Rate (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Adjusted LIBOR Rate for a one-month period plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of June 30, 2021, we have not borrowed under the Credit Agreement with Citizens Bank, N.A.

NOTE 12. EQUITY

Stock Repurchases

Under the current stock repurchase plan, announced in March 2020, the Company is authorized to repurchase up to $200 million of the Company’s Class A common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of June 30, 2021, $95.3 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 - December 31, 2020	—	—	—	95,294
January 1, 2021 - March 31, 2021	—	—	—	95,294
April 1, 2021 - June 30, 2021	—	—	—	$95,294
January 1, 2020 - June 30, 2021	2,691	$38.91	$104,706

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2021 and 2020, respectively:

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955
Other comprehensive (loss)/income before reclassifications	(3,188)	(3,087)	(6,275)
Amounts reclassified from accumulated other comprehensive income, net of tax	748	—	748
Other comprehensive (loss)/income, net of tax	(2,440)	(3,087)	(5,527)
Accumulated other comprehensive loss, net of tax, at June 30, 2021	$2,561	$(4,133)	$(1,572)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)
Other comprehensive (loss)/income before reclassifications	4,004	1,141	5,145
Amounts reclassified from accumulated other comprehensive income, net of tax	(949)	—	(949)
Other comprehensive (loss)/income, net of tax	3,055	1,141	4,196
Accumulated other comprehensive loss, net of tax, at June 30, 2020	$6,654	$(5,356)	$1,298

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income/(loss)	$41,545	$(20,837)	$86,874	$5,112
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	100,449	97,509	100,159	98,572
Dilutive stock options and RSUs	3,026	—	2,772	2,420
Weighted average shares outstanding for diluted	103,475	97,509	102,931	100,992
Earnings per share:
Basic	$0.41	$(0.21)	$0.87	$0.05
Diluted	$0.40	$(0.21)	$0.84	$0.05

Anti-dilutive stock options and RSUs excluded from the calculation	1,680	11,680	2,372	6,645

NOTE 13. STOCK-BASED COMPENSATION

We have three stock plans: our 2008 Stock Plan, our 2012 Equity Incentive Plan (the “2012 Plan”), and our 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is the only active stock plan. The purpose of the 2008 and 2012 Stock Plans was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, which is generally not more than ten years from the grant date. Options granted to employees generally vest in varying installments over a four-year period.

The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. Under the 2012 Plan, the aggregate number of shares of Class A Common stock that were able to be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Plan as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that were able to be issued or transferred pursuant to incentive stock options under the 2012 Plan was limited to 10,769,230 shares. The shares of Class A Common stock covered by the 2012 Plan included authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. Under the 2021 Plan, the aggregate number of shares of Class A Common stock that were able to be issued subject to options and other awards is equal to the sum of (i) 2,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 2,000,000 shares. The shares of Class A Common stock covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

As of June 30, 2021, pursuant to the 2021 Plan, there were 2,845,575 shares of Class A Common stock reserved and 2,791,397 shares of Class A Common stock available for future grants.

Stock Options

Stock option activity during the six months ended June 30, 2021 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2020	9,746	$41.33
Granted	1,662	65.48
Exercised	(1,019)	34.97
Forfeited	(349)	50.53
Outstanding at June 30, 2021	10,040	$45.65	7.3	$320,001
Exercisable at June 30, 2021	4,767	$37.08	6.1	$192,821
Expected to vest at June 30, 2021	5,273	$53.41	8.4	$127,180

The total intrinsic value of stock options exercised was $25.0 million and $12.7 million during the three months ended June 30, 2021, and 2020, respectively. The total intrinsic value of stock options exercised was $35.1 million and $16.2 million during the six months ended June 30, 2021, and 2020, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2021			2020
Risk-free interest rate	0.40%	-	0.84%	0.32%	-	1.67%
Expected term (years)	4.8			4.9
Expected volatility	34.0%			28.0%	-	33.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended June 30, 2021, and 2020 was $21.30 and $12.42 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2021, and 2020 was $19.58 and $14.29 per share, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restricted Stock Units

Restricted stock unit activity during the six months ended June 30, 2021 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2020	3	$58.69
Granted	5	67.83
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2021	8	$64.36	9.3

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense	$7,632	$7,311	$15,330	$14,118
Net stock-based compensation capitalized into inventory	156	115	341	210
Total stock-based compensation cost	$7,788	$7,426	$15,671	$14,328

As of June 30, 2021, there was $70.0 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of approximately three years.

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

The following table provides a summary of our effective tax rate for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Effective income tax rate	15.1%	5.0%	18.1%	51.6%

The change in the effective income tax rates for the three and six month periods ending June 30, 2021 and 2020 is primarily driven by the increase in pretax income and impact of the non-tax-deductible expense of acquired IPR&D of $24.4 million for the three and six month periods ending June 30, 2020, which were partially offset by tax benefits due to an increase in stock option exercises in the current year.

NOTE 15. COMMITMENTS AND CONTINGENCIES

We are involved in a number of proceedings, legal actions, and claims arising in the ordinary course of business. Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. We record a liability in the

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

condensed consolidated financial statements for these actions when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount in the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not probable, and the amount can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss. While it is not possible to predict the outcome for most of the matters discussed, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBELTM, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON ICTM, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLETM, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, RASS, ALTERA®, ARIEL®, LATIS®, CALIBER® and CALIBER®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of June 30, 2021.

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

Amounts reported in the condensed consolidated balance sheet were as follows:

	June 30,	December 31,
(In thousands, except weighted average lease term and discount rate)	2021	2020
Operating lease right of use asset	$5,821	$4,741

Lease liability - current	2,144	1,865
Lease liability - long-term	3,804	2,936
Total operating lease liability	$5,948	$4,801

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	3.2	2.9
Weighted-average discount rate - operating leases	3.3%	3.0%

Operating lease expense recognized in the condensed consolidated statement of operations and comprehensive income was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Operating lease expense	$811	$869	$1,678	$1,748

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Future minimum lease payments under non-cancellable leases as of June 30, 2021 are as follows:

(In thousands)	Operating Leases
Remaining 2021	$1,172
2022	2,153
2023	1,463
2024	993
2025	399
Thereafter	154
Total undiscounted operating lease payments	$6,334
Less: imputed interest	386
Total operating lease liability	$5,948

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

The following table represents total net sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
United States	$215,119	$125,154	$408,436	$283,601
International	35,897	23,768	69,924	55,898
Total net sales	$251,016	$148,922	$478,360	$339,499

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

Enabling Technologies

Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine and orthopedic surgery is still in the infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement which are designed for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, improve patient outcomes.

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

During the six months ended June 30, 2021, international net sales accounted for approximately 15% of our total net sales. We have sold our products in approximately 47 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
United States	$215,119	$125,154	$89,965	71.9%
International	35,897	23,768	12,129	51.0%
Total net sales	$251,016	$148,922	$102,094	68.6%

In the United States, the increase in net sales of $90.0 million was due primarily to increased spine product sales resulting from penetration in existing territories and an increase in sales volume of enabling technologies, both of which were partially attributable to the lower net sales for the three month period ending June 30, 2020 due to the COVID-19 pandemic.

International net sales increased by $12.1 million due primarily to increased spine product sales resulting from penetration in existing territories, which was partially attributable to the lower net sales for the three month period ending June 30, 2020 due to the

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

COVID-19 pandemic. The increase in net sales was partially offset by lower sales in Japan due to the transition of our sales force composition.

Cost of Goods Sold

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Cost of goods sold	$63,846	$50,643	$13,203	26.1%
Percentage of net sales	25.4%	34.0%

The $13.2 million increase in cost of goods sold was primarily due to increased volume, which was partially offset by favorable production variances driven by improved manufacturing efficiencies, and lower write-downs of excess and obsolete inventory driven by the impact of the COVID-19 pandemic on operations for the three month period ending June 30, 2020.

Research and Development Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Research and development	$15,547	$39,455	$(23,908)	-60.6%
Percentage of net sales	6.2%	26.5%

Research and development expenses for the three month period ending June 30, 2020 includes $24.4 million of acquired in-process research and development (“IPR&D”) assets with no alternative future use, which was partially offset by increased product development spend.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Selling, general and administrative	$107,254	$80,019	$27,235	34.0%
Percentage of net sales	42.7%	53.7%

The increase in selling, general and administrative expenses was primarily due to an increase in commission expenses resulting from higher product sales, and by the continued build out of the spine, INR technology and orthopedic trauma sales forces.

Provision for Litigation

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Provision for litigation	$—	$197	$(197)	-100.0%
Percentage of net sales	0.0%	0.1%

The provision for litigation was immaterial for the three month periods ending June 30, 2021 and 2020.

Amortization of Intangibles

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Amortization of intangibles	$4,623	$4,115	$508	12.3%
Percentage of net sales	1.8%	2.8%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the intangible assets acquired in the fourth quarter of fiscal 2020.

Acquisition Related Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Acquisition related costs	$13,870	$56	$13,814	24667.9%
Percentage of net sales	5.5%	0.0%

Acquisition related costs increased due to changes in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

Other Income/(expense), Net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Other income/(expense), net	$3,057	$3,621	$(564)	-15.6%
Percentage of net sales	1.2%	2.4%

The decrease in other income/(expense), net was primarily the result of lower interest income from lower yields on marketable securities during the three month period ended June 30, 2021.

Income Tax Provision

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Income tax provision	$7,388	$(1,105)	$8,493	-768.6%
Effective income tax rate	15.1%	5.0%

The change in the effective income tax rates for the three month periods ending June 30, 2021 and 2020 is primarily driven by the increase in pretax income and the impact of the non-tax-deductible expense of acquired IPR&D of $24.4 million for the three month period ending June 30, 2020, which were partially offset by tax benefits due to an increase in stock option exercises in the current year.

A discussion of our Results of Operations for the three months ended June 30, 2020 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019.” on our Form 10-Q filed on August 5, 2020.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
United States	$408,436	$283,601	$124,835	44.0%
International	69,924	55,898	14,026	25.1%
Total net sales	$478,360	$339,499	$138,861	40.9%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

In the United States, the increase in net sales of $124.8 million was due primarily to increased spine product sales resulting from penetration in existing territories and an increase in sales volume of enabling technologies, both of which were partially attributable to the lower net sales for the six month period ending June 30, 2020 due to the COVID-19 pandemic.

International net sales increased by $14.0 million, which was due primarily to increased sales volume of enabling technologies and spine product sales resulting from penetration in existing territories, both of which were partially attributable to the lower net sales for the six month period ending June 30, 2020 due to the COVID-19 pandemic. The increase in net sales was partially offset by lower sales in Japan due to the transition of our sales force composition.

Cost of Goods Sold

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Cost of goods sold	$118,873	$99,507	$19,366	19.5%
Percentage of net sales	24.9%	29.3%

The $19.4 million increase in cost of goods sold was primarily due to increased volume, which was partially offset by favorable production variances driven by improved manufacturing efficiencies, and lower write-downs of excess and obsolete inventory driven by the impact of the COVID-19 pandemic on operations for the six month period ending June 30, 2020.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Research and development	$30,471	$54,857	$(24,386)	-44.5%
Percentage of net sales	6.4%	16.2%

Research and development expenses for the six month period ending June 30, 2020 includes $24.4 million of acquired in-process research and development (“IPR&D”) assets with no alternative future use.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Selling, general and administrative	$205,145	$173,558	$31,587	18.2%
Percentage of net sales	42.9%	51.1%

The increase in selling, general and administrative expenses was primarily due to an increase in commission expenses resulting from higher product sales, and by the continued build out of the spine, INR technology and orthopedic trauma sales forces.

Provision for Litigation

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Provision for litigation	$(94)	$197	$(291)	-147.7%
Percentage of net sales	0.0%	0.1%

The provision for litigation for the six month period ending June 30, 2021 includes receipt of a settlement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Amortization of Intangibles

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Amortization of intangibles	$9,397	$7,891	$1,506	19.1%
Percentage of net sales	2.0%	2.3%

The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the Nemaris acquisition and the intangible assets acquired in the fourth quarter of fiscal 2020.

Acquisition Related Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Acquisition related costs	$14,144	$604	$13,540	2241.7%
Percentage of net sales	3.0%	0.2%

Acquisition related costs increased due to changes in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

Other Income/(expense), Net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Other income/(expense), net	$5,703	$7,671	$(1,968)	-25.7%
Percentage of net sales	1.2%	2.3%

The decrease in other income/(expense), net was primarily the result of lower interest income from lower yields on marketable securities during the six month period ended June 30, 2021.

Income Tax Provision

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Income tax provision	$19,253	$5,444	$13,809	253.7%
Effective income tax rate	18.1%	51.6%

The change in the effective income tax rates for the six month periods ending June 30, 2021 and 2020 is primarily driven by the increase in pretax income and the impact of the non-tax-deductible expense of acquired IPR&D of $24.4 million for the six month period ending June 30, 2020, which were partially offset by tax benefits due to an increase in stock option exercises in the current year.

A discussion of our Results of Operations for the three months ended June 30, 2020 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019.” on our Form 10-Q filed on August 5, 2020.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”). As amended, the Credit Agreement has a termination date of August 3, 2022. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of June 30, 2021, we have not borrowed under the Credit Agreement.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,		Change
(In thousands)	2021	2020	$
Net cash provided by operating activities	$122,759	$65,361	$57,398
Net cash used in investing activities	(125,257)	(5,891)	(119,366)
Net cash provided by/used in by financing activities	32,492	(89,558)	122,050
Effect of foreign exchange rate changes on cash	(608)	(82)	(526)
Increase (decrease) in cash, cash equivalents, and restricted cash	$29,386	$(30,170)	$59,556

Cash Provided by Operating Activities

The increase in net cash provided by operating activities for the six months ended June 30, 2021 was primarily due to the increase of cash flow from net income and reduced outflows for inventories and liabilities. These were partially offset by an unfavorable change in accounts receivable as a result of increased sales.

Cash Used in Investing Activities

The increase in net cash used in investing activities for the six months ended June 30, 2021 was due primarily to the net outflows of purchases, maturities and sales of marketable securities, which was partially offset by a decrease of purchases of property and equipment and acquisition activity.

Cash Used in Financing Activities

The increase in net cash provided by financing activities for the six months ended June 30, 2021 was primarily the result of the increase in proceeds from option exercises which was partially offset by the increased payments of business acquisition liabilities. The six months ended June 30, 2020 included cash used for the repurchase of common stock.

A discussion of our Cash Flows for the six months ended June 30, 2020 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on August 5, 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended June 30, 2021.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Form 8-K Item 1.01 Disclosure

On August 4, 2021, the Company entered into an amendment to the Credit Agreement with Citizens Bank, N.A. (the “Credit Agreement Amendment”) to, among other things, extend the maturity date of the Company’s Revolving Credit Facility to August 3, 2022.

The foregoing description of the Credit Agreement Amendment is qualified in its entirety by reference to the text of the Credit Agreement Amendment, which is being filed herewith as Exhibit 10.1 and the terms of which are incorporated herein by reference.

Form 8-K Item 2.03 Disclosure

The information provided under “Form 8-K Item 1.01 Disclosure” is incorporated by reference into this Item 2.03.

Form 8-K Item 5.03 Disclosure

On July 31, 2021, the board of directors of the Company approved an amendment (the “Bylaw Amendment”) to the Amended and Restated Bylaws of the Company (the “Bylaws”), which became effective immediately. The Bylaw Amendment added a new section 8.14 to the Bylaws which limits, to the fullest extent permitted by law, the forum for the resolution of any complaint under the Securities Act of 1933, as amended, to the federal district courts of the United States of America.

The foregoing summary of the Bylaw Amendment is qualified in its entirety by reference to the text of the Bylaw Amendment, which is being filed herewith as Exhibit 3.1 and the terms of which are incorporated herein by reference.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
3.1*	Amendment to Bylaws effective as of July 31, 2021.
10.1*	First Amendment to Credit Agreement, dated as of August 4, 2021, by and among Globus Medical, Inc., Globus Medical North America, Inc., and Citizens Banks, N.A.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Globus Medical, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	August 4, 2021	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	August 4, 2021	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)