Form 10-Q
period 2021-09-30
GLOBUS MEDICAL INC
filed 2021-11-04
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of November 2, 2021 was 101,470,823 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share values)	2021	2020
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$361,876	$239,397
Short-term marketable securities	191,319	187,344
Accounts receivable, net of allowances of $4,930 and $4,408, respectively	159,576	141,676
Inventories	234,368	229,153
Prepaid expenses and other current assets	16,207	17,771
Income taxes receivable	17,168	6,424
Total current assets	980,514	821,765
Property and equipment, net of accumulated depreciation of $301,163 and $276,451, respectively	215,665	216,879
Long-term marketable securities	431,814	358,522
Intangible assets, net	73,095	86,949
Goodwill	166,578	156,716
Other assets	33,574	32,039
Deferred income taxes	9,338	6,615
Total assets	$1,910,578	$1,679,485

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,678	$18,205
Accrued expenses	81,480	78,334
Income taxes payable	1,971	1,101
Business acquisition liabilities	8,729	5,777
Deferred revenue	9,667	8,125
Payable to broker	—	9,250
Total current liabilities	122,525	120,792
Business acquisition liabilities, net of current portion	49,113	31,493
Deferred income taxes	4,792	6,202
Other liabilities	15,879	14,701
Total liabilities	192,309	173,188
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 79,029,625 and 77,284,007 shares at September 30, 2021 and December 31, 2020, respectively	79	77
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 shares at September 30, 2021 and December 31, 2020	22	22
Additional paid-in capital	542,055	457,161
Accumulated other comprehensive income (loss)	(3,054)	3,955
Retained earnings	1,179,167	1,045,082
Total equity	1,718,269	1,506,297
Total liabilities and equity	$1,910,578	$1,679,485

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$229,721	$216,098	$708,081	$555,597
Cost of goods sold	58,554	57,097	177,427	156,604
Gross profit	171,167	159,001	530,654	398,993

Operating expenses:
Research and development	15,853	14,421	46,324	69,278
Selling, general and administrative	96,444	89,152	301,589	262,710
Provision for litigation	605	—	511	197
Amortization of intangibles	4,573	4,152	13,970	12,043
Acquisition related costs	363	1,263	14,507	1,867
Total operating expenses	117,838	108,988	376,901	346,095

Operating income/(loss)	53,329	50,013	153,753	52,898

Other income/(expense), net:
Interest income/(expense), net	2,105	3,085	7,358	10,999
Foreign currency transaction gain/(loss)	(898)	(170)	(969)	(806)
Other income/(expense)	(84)	202	437	595
Total other income/(expense), net	1,123	3,117	6,826	10,788

Income/(loss) before income taxes	54,452	53,130	160,579	63,686
Income tax provision	7,241	8,914	26,494	14,358

Net income/(loss)	$47,211	$44,216	$134,085	$49,328

Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(991)	(770)	(3,431)	2,285
Foreign currency translation gain/(loss)	(491)	1,679	(3,578)	2,820
Total other comprehensive income/(loss)	(1,482)	909	(7,009)	5,105
Comprehensive income/(loss)	$45,729	$45,125	$127,076	$54,433

Earnings per share:
Basic	$0.47	$0.45	$1.33	$0.50
Diluted	$0.45	$0.44	$1.30	$0.49
Weighted average shares outstanding:
Basic	101,104	98,217	100,477	98,453
Diluted	104,418	100,485	103,430	100,823

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	7,883	—	—	7,883
Grant of restricted stock units	—	—	—	—	163	—	—	163
Exercise of stock options	303	1	—	—	9,100	—	—	9,101
Comprehensive income/(loss)	—	—	—	—	—	(5,779)	45,329	39,550
Balance at March 31, 2021	77,587	$78	22,430	$22	$474,307	$(1,824)	$1,090,411	$1,562,994
Stock-based compensation	—	—	—	—	7,788	—	—	7,788
Grant of restricted stock units	—	—	—	—	197	—	—	197
Exercise of stock options	716	1	—	—	26,496	—	—	26,497
Comprehensive income/(loss)	—	—	—	—	—	252	41,545	41,797
Balance at June 30, 2021	78,303	$79	22,430	$22	$508,788	$(1,572)	$1,131,956	$1,639,273
Stock-based compensation	—	—	—	—	7,621	—	—	7,621
Grant of restricted stock units	—	—	—	—	1,311	—	—	1,311
Exercise of stock options	727	—	—	—	24,335	—	—	24,335
Comprehensive income/(loss)	—	—	—	—	—	(1,482)	47,211	45,729
Balance at September 30, 2021	79,030	$79	22,430	$22	$542,055	$(3,054)	$1,179,167	$1,718,269

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income/(loss)	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366
Stock-based compensation	—	—	—	—	7,426	—	—	7,426
Exercise of stock options	434	—	(1)	—	10,201	—	—	10,201
Comprehensive income/(loss)	—	—	—	—	—	7,564	(20,837)	(13,273)
Repurchase and retirement of common stock	(771)	(1)	—	—	—	—	(30,804)	(30,805)
Balance at June 30, 2020	75,327	$75	22,430	$22	$387,611	$1,298	$947,909	$1,336,915
Stock-based compensation	—	—	—	—	7,007	—	—	7,007
Exercise of stock options	915	1	—	—	28,156	—	—	28,157
Comprehensive income/(loss)	—	—	—	—	—	909	44,216	45,125
Balance at September 30, 2020	76,242	$76	22,430	$22	422,774	$2,207	$992,125	$1,417,204

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$134,085	$49,328
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	—	24,418
Depreciation and amortization	53,038	45,970
Amortization of premium (discount) on marketable securities	1,763	215
Write-down of excess and obsolete inventories	5,570	12,411
Stock-based compensation expense	22,781	21,138
Allowance for doubtful accounts	883	2,741
Change in fair value of business acquisition liabilities	14,336	1,027
Change in deferred income taxes	(3,131)	(4,458)
(Gain)/loss on disposal of assets, net	383	714
Payment of business acquisition related liabilities	—	(700)
(Increase)/decrease in:
Accounts receivable	(19,928)	8,412
Inventories	(9,161)	(47,271)
Prepaid expenses and other assets	(794)	(4,381)
Increase/(decrease) in:
Accounts payable	2,521	5,401
Accrued expenses and other liabilities	7,500	3,749
Income taxes payable/receivable	(9,825)	(105)
Net cash provided by/(used in) operating activities	200,021	118,609
Cash flows from investing activities:
Purchases of marketable securities	(347,057)	(57,418)
Maturities of marketable securities	171,886	100,830
Sales of marketable securities	82,882	39,944
Purchases of property and equipment	(39,853)	(49,595)
Acquisition of businesses, net of cash acquired, and purchases of intangible and other assets	—	(31,991)
Net cash provided by/(used in) investing activities	(132,142)	1,770
Cash flows from financing activities:
Payment of business acquisition related liabilities	(4,763)	(5,327)
Proceeds from exercise of stock options	59,933	44,121
Repurchase of common stock	—	(104,669)
Net cash provided by/(used in) financing activities	55,170	(65,875)
Effect of foreign exchange rates on cash	(570)	379
Net increase in cash, cash equivalents, and restricted cash	122,479	54,883
Cash, cash equivalents, and restricted cash at beginning of period	239,397	195,724
Cash, cash equivalents, and restricted cash at end of period	$361,876	$250,607
Supplemental disclosures of cash flow information:
Income taxes paid	$39,450	$19,328
Purchases of property and equipment included in accounts payable and accrued expenses	$3,491	$3,931

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

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of September 30, 2021, and results of operations for the three and nine months ended September 30, 2021. The results of operations for any interim period may not be indicative of results for the full year.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three and nine months ended September 30, 2021, there was an immaterial amount of revenue recognized from previously deferred revenue.

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

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations are classified as available-for-sale as of September 30, 2021. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any changes in the fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included in other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the nine months ended September 30, 2021 and 2020, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the nine months ended September 30, 2021 or 2020.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the nine months ended September 30, 2021 or 2020.

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

Business Combinations

During the third quarter of 2021, the Company completed two acquisitions that were not considered material, individually or collectively, to the condensed consolidated financial statements during the periods presented. These acquisitions have been included in the condensed consolidated financial statements from the date of acquisition. The combined purchase price consisted of approximately $12.6 million of contingent consideration payments. The contingent payments are based upon achieving various performance obligations over a period of 10 years, and are payable in a combination of cash and RSUs. The Company recorded other intangible assets of $1.6 million, with a weighted average useful life of 3.8 years, and goodwill of $11.0 million based on their preliminary estimated fair values. The Company will finalize the purchase price allocation of the assets and liabilities acquired within one year from the date of acquisition. While the Company does not expect material changes from the initial outcome of the valuation, certain assumptions and findings made at the date of acquisition could result in changes in the purchase price allocation.

During the fourth quarter of 2020, the Company completed two acquisitions that were not considered material, individually or collectively, to the condensed consolidated financial statements during the periods presented. These acquisitions have been included in the condensed consolidated financial statements from the date of acquisition. The combined purchase price consisted of approximately $1.5 million of cash paid at closing, plus $0.3 million of other liabilities and $33.2 million of contingent consideration payments. The contingent payments are based upon achieving various performance obligations over a period of 10 years, and are payable in a

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

combination of cash and RSUs. The Company recorded other intangible assets of $8.8 million, with a weighted average useful life of 4.2 years, and goodwill of $26.2 million based on their fair values.

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

The contingent consideration payable related to the StelKast Acquisition of $5.0 million was paid during the third quarter of 2020.

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Musculoskeletal Solutions	$209,478	$207,063	$652,157	$533,085
Enabling Technologies	20,243	9,035	55,924	22,512
Total net sales	$229,721	$216,098	$708,081	$555,597

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	September 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$59,492	$205	$(1)	$59,696
Corporate debt securities	87,754	766	—	88,520
Commercial paper	16,990	4	—	16,994
Asset-backed securities	15,880	121	—	16,001
Government, federal agency, and other sovereign obligations	10,106	2	—	10,108
Total short-term marketable securities	$190,222	$1,098	$(1)	$191,319

Long-term:
Municipal bonds	$66,306	$139	$(21)	$66,424
Corporate debt securities	224,466	1,063	(51)	225,478
Asset-backed securities	139,778	276	(142)	139,912
Total long-term marketable securities	$430,550	$1,478	$(214)	$431,814

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

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of September 30, 2021 and December 31, 2020, respectively.

Purchases of marketable securities include amounts payable to brokers of $9.3 million as of December 31, 2020.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at September 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$42,561	$38,386	$4,175	$—
Municipal bonds	126,120	—	126,120	—
Corporate debt securities	313,998	—	313,998	—
Commercial paper	16,994	—	16,994	—
Asset-backed securities	155,913	—	155,913	—
Government, federal agency, and other sovereign obligations	10,108	—	10,108	—
Liabilities:
Business acquisition liabilities	57,842	—	—	57,842

(In thousands)	Balance at December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$56,223	$23,628	$32,595	$—
Municipal bonds	110,612	—	110,612	—
Corporate debt securities	260,334	—	260,334	—
Commercial paper	25,547	—	25,547	—
Asset-backed securities	141,426	—	141,426	—
Government, federal agency, and other sovereign obligations	7,947	—	7,947	—
Liabilities:
Business acquisition liabilities	37,270	—	—	37,270

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.5%	-	4.9%	3.1%
Revenue volatility	14.0%	-	15.8%	14.6%
Discount rate	1.0%	-	8.5%	3.3%
Projected year of payment	2021	-	2031

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and nine months ended September 30, 2021 and 2020, respectively included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Fair value measurement at beginning of period	$47,995	$4,216	$37,270	$9,549
Purchase price contingent consideration	12,628	—	12,628	—
Contingent cash payments	(1,613)	(175)	(4,628)	(1,028)
Contingent RSU grants	(1,311)	—	(1,671)	—
Changes in fair value of business acquisition liabilities	208	507	14,336	970
Contractual payable reclassification	(65)	—	(93)	(4,943)
Fair value measurement at September 30, 2021 and 2020, respectively	$57,842	$4,548	$57,842	$4,548

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	September 30,	December 31,
(In thousands)	2021	2020
Raw materials	$44,038	$39,646
Work in process	18,274	16,446
Finished goods	172,056	173,061
Total inventories	$234,368	$229,153

During the three months ended September 30, 2021 and 2020, net adjustments to cost of sales related to excess and obsolete inventory were $0.6 million and $5.2 million, respectively. The net adjustments for the three months ended September 30, 2021 and 2020 reflect a combination of additional expense for excess and obsolete related provisions ($3.8 million and $7.9 million, respectively) offset by sales and disposals ($3.2 million and $2.7 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the nine months ended September 30, 2021 and 2020, net adjustments to cost of sales related to excess and obsolete inventory were $5.6 million and $12.4 million, respectively. The net adjustments for the nine months ended September 30, 2021 and 2020 reflect a combination of additional expense for excess and obsolete related provisions ($15.2 million and $18.9 million, respectively) offset by sales and disposals ($9.6 million and $6.5 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	September 30,	December 31,
(In thousands)	Life	2021	2020
Land	—	$8,308	$8,322
Buildings and improvements	31.5	44,497	33,825
Equipment	5-15	112,776	102,553
Instruments	5	285,730	278,930
Modules and cases	5	43,422	41,919
Other property and equipment	3-5	22,095	27,781
		516,828	493,330
Less: accumulated depreciation		(301,163)	(276,451)
Total		$215,665	$216,879

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Depreciation	$12,178	$12,148	$39,068	$33,925

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2020 and the nine months ended September 30, 2021, respectively included the following:

(In thousands)
December 31, 2019	$128,775
Additions and adjustments	26,043
Foreign exchange	1,898
December 31, 2020	156,716
Foreign exchange	(1,115)
Additions and adjustments	10,977
September 30, 2021	$166,578

The composition of intangible assets was as follows:

		September 30, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,767)	$1,233
Customer relationships & other intangibles	6.5	57,090	(36,724)	20,366
Developed technology	8.0	71,815	(26,152)	45,663
Patents	16.1	8,910	(3,077)	5,833
Total intangible assets		$141,815	$(68,720)	$73,095

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		December 31, 2020
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,467)	$1,533
Customer relationships & other intangibles	6.5	57,704	(32,056)	25,648
Developed technology	8.0	72,644	(19,295)	53,349
Patents	16.1	9,082	(2,663)	6,419
Total intangible assets		$143,430	$(56,481)	$86,949

The following table summarizes amortization of intangible assets for future periods as of September 30, 2021:

(In thousands)	Annual Amortization
Remaining 2021	$4,602
2022	18,260
2023	16,157
2024	13,162
2025	8,876
Thereafter	12,038
Total	$73,095

NOTE 10. ACCRUED EXPENSES

Accrued expense included the following:

	September 30,	December 31,
(In thousands)	2021	2020
Compensation and other employee-related costs	$48,672	$44,948
Legal and other settlements and expenses	604	650
Accrued non-income taxes	5,659	4,952
Royalties	3,821	3,720
Rebates & Fees	7,759	8,011
Other	14,965	16,053
Total accrued expenses	$81,480	$78,334

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”). As amended, the Credit Agreement has a termination date of August 3, 2022. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Adjusted LIBOR Rate (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Adjusted LIBOR Rate for a one-month period plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of September 30, 2021, we have not borrowed under the Credit Agreement with Citizens Bank, N.A.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12. EQUITY

Stock Repurchases

Under the current stock repurchase plan, announced in March 2020, the Company is authorized to repurchase up to $200 million of the Company’s Class A common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of September 30, 2021, $95.3 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 - December 31, 2020	—	—	—	95,294
January 1, 2021 - March 31, 2021	—	—	—	95,294
April 1, 2021 - June 30, 2021	—	—	—	95,294
July 1, 2021 - September 30, 2021	—	—	—	$95,294
January 1, 2020 - September 30, 2021	2,691	$38.91	$104,706

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2021 and 2020, respectively:

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955
Other comprehensive income/(loss) before reclassifications	(4,179)	(3,578)	(7,757)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	748	—	748
Other comprehensive income/(loss), net of tax	(3,431)	(3,578)	(7,009)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2021	$1,570	$(4,624)	$(3,054)

(In thousands)	Unrealized gain/(loss) on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)
Other comprehensive income/(loss) before reclassifications	3,001	2,820	5,821
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(716)	—	(716)
Other comprehensive income/(loss), net of tax	2,285	2,820	5,105
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2020	$5,884	$(3,677)	$2,207

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income/(loss)	$47,211	$44,216	$134,085	$49,328
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	101,104	98,217	100,477	98,453
Dilutive stock options and RSUs	3,314	2,268	2,953	2,370
Weighted average shares outstanding for diluted	104,418	100,485	103,430	100,823
Earnings per share:
Basic	$0.47	$0.45	$1.33	$0.50
Diluted	$0.45	$0.44	$1.30	$0.49

Anti-dilutive stock options and RSUs excluded from the calculation	1,748	5,101	2,164	6,130

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

As of September 30, 2021, pursuant to the 2021 Plan, there were 2,845,575 shares of Class A Common stock reserved and 2,684,008 shares of Class A Common stock available for future grants.

Stock Options

Stock option activity during the nine months ended September 30, 2021 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2020	9,746	$41.33
Granted	1,925	67.68
Exercised	(1,746)	34.38
Forfeited	(521)	51.64
Outstanding at September 30, 2021	9,404	$47.44	7.2	$275,662
Exercisable at September 30, 2021	4,439	$38.61	6.0	$168,709
Expected to vest at September 30, 2021	4,965	$55.34	8.2	$106,953

The total intrinsic value of stock options exercised was $33.8 million and $23.3 million during the three months ended September 30, 2021, and 2020, respectively. The total intrinsic value of stock options exercised was $68.9 million and $39.4 million during the nine months ended September 30, 2021, and 2020, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2021			2020
Risk-free interest rate	0.40%	-	0.84%	0.23%	-	1.67%
Expected term (years)	4.8			4.9
Expected volatility	33.0%	-	34.0%	28.0%	-	37.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended September 30, 2021, and 2020 was $24.11 and $16.98 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2021, and 2020 was $20.19 and $14.54 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the nine months ended September 30, 2021 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2020	3	$58.69
Granted	23	74.87
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2021	26	$72.81	9.0

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense	$7,451	$7,020	$22,781	$21,138
Net stock-based compensation capitalized into inventory	170	(13)	511	197
Total stock-based compensation cost	$7,621	$7,007	$23,292	$21,335

As of September 30, 2021, there was $66.1 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of approximately three years.

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

The following table provides a summary of our effective tax rate for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Effective income tax rate	13.3%	16.8%	16.5%	22.5%

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBELTM, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON ICTM, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLETM, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, RASS, ALTERA®, ARIEL®, LATIS®, CALIBER® and CALIBER®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of September 30, 2021.

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

Amounts reported in the condensed consolidated balance sheet were as follows:

	September 30,	December 31,
(In thousands, except weighted average lease term and discount rate)	2021	2020
Operating lease right of use asset	$5,393	$4,741

Lease liability - current	2,128	1,865
Lease liability - long-term	3,297	2,936
Total operating lease liability	$5,425	$4,801

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	3.1	2.9
Weighted-average discount rate - operating leases	3.3%	3.0%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Operating lease expense recognized in the condensed consolidated statement of operations and comprehensive income was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Operating lease expense	$783	$904	$2,461	$2,652

Future minimum lease payments under non-cancellable leases as of September 30, 2021 are as follows:

(In thousands)	Operating Leases
Remaining 2021	$607
2022	2,169
2023	1,452
2024	987
2025	396
Thereafter	153
Total undiscounted operating lease payments	$5,764
Less: imputed interest	339
Total operating lease liability	$5,425

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

The following table represents total net sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
United States	$198,172	$182,104	$606,608	$465,705
International	31,549	33,994	101,473	89,892
Total net sales	$229,721	$216,098	$708,081	$555,597

NOTE 18. SUBSEQUENT EVENT

On November 4, 2021, the Company acquired substantially all of the assets of Capstone Surgical Technologies, LLC, which engages in the business of creating advanced drill and robotic surgery platforms. The purchase price is a combination of an initial cash payment of $25.0 million, subject to post-closing adjustments, if applicable, and contingent consideration of up to $25.0 million.

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

COVID-19 Update

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if a resurgence occurs and governments mandate restrictions, including restrictions on elective surgeries, we do expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

During the nine months ended September 30, 2021, international net sales accounted for approximately 14% of our total net sales. We have sold our products in approximately 49 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
United States	$198,172	$182,104	$16,068	8.8%
International	31,549	33,994	(2,445)	-7.2%
Total net sales	$229,721	$216,098	$13,623	6.3%

In the United States, the increase in net sales of $16.1 million for the three month period ending September 30, 2021 was due primarily to an increase in sales volume of enabling technologies and increased spine product sales resulting from penetration in existing territories, partially offset by current period impacts of the COVID-19 pandemic.

International net sales decreased by $2.4 million for the three month period ending September 30, 2021 due primarily to lower sales in Japan due to the transition of our sales force composition and impacts of the COVID-19 pandemic, which was partially offset by increased spine product sales resulting from penetration in other existing territories.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cost of Goods Sold

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Cost of goods sold	$58,554	$57,097	$1,457	2.6%
Percentage of net sales	25.5%	26.4%

The $1.5 million increase in cost of goods sold was primarily due to increased volume, which was partially offset by lower inventory reserves and write-downs and favorable production variances driven by manufacturing efficiencies.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Research and development	$15,853	$14,421	$1,432	9.9%
Percentage of net sales	6.9%	6.7%

The $1.4 million increase in research and development expenses was primarily due to an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Selling, general and administrative	$96,444	$89,152	$7,292	8.2%
Percentage of net sales	42.0%	41.3%

The increase in selling, general and administrative expenses was primarily due to an increase in commission expenses resulting from higher product sales, and an increase in travel, meeting and consulting expenses, which are comparable to pre-COVID-19 spending.

Provision for Litigation

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Provision for litigation	$605	$—	$605	100.0%
Percentage of net sales	0.3%	0.0%

The provision for litigation for the three month period ending September 30, 2021 includes an accrual for a potential settlement.

Amortization of Intangibles

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Amortization of intangibles	$4,573	$4,152	$421	10.1%
Percentage of net sales	2.0%	1.9%

The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the intangible assets acquired in the fourth quarter of fiscal 2020.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Acquisition Related Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Acquisition related costs	$363	$1,263	$(900)	-71.3%
Percentage of net sales	0.2%	0.6%

The decrease in acquisition related costs is due to lower acquisition related professional fees and changes in fair value of business acquisition liabilities.

Other Income/(expense), Net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Other income/(expense), net	$1,123	$3,117	$(1,994)	-64.0%
Percentage of net sales	0.5%	1.4%

The decrease in other income/(expense), net was primarily the result of lower interest income from lower yields on marketable securities during the three month period ended September 30, 2021.

Income Tax Provision

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Income tax provision	$7,241	$8,914	$(1,673)	-18.8%
Effective income tax rate	13.3%	16.8%

The decrease in the effective income tax rate was primarily due to the favorable impact of stock option exercises.

A discussion of our Results of Operations for the three months ended September 30, 2020 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.” on our Form 10-Q filed on October 28, 2020.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
United States	$606,608	$465,705	$140,903	30.3%
International	101,473	89,892	11,581	12.9%
Total net sales	$708,081	$555,597	$152,484	27.4%

In the United States, the increase in net sales of $140.9 million was due primarily to increased spine product sales resulting from penetration in existing territories and an increase in sales volume of enabling technologies, both of which were partially attributable to the lower net sales for the nine month period ending September 30, 2020 due to the COVID-19 pandemic.

International net sales increased by $11.6 million, which was due primarily to increased spine product sales resulting from penetration in existing territories and sales volume of enabling technologies, both of which were partially attributable to the lower net sales for the nine month period ending September 30, 2020 due to the COVID-19 pandemic. The increase in net sales was partially offset by lower sales in Japan due to the transition of our sales force composition.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cost of Goods Sold

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Cost of goods sold	$177,427	$156,604	$20,823	13.3%
Percentage of net sales	25.1%	28.2%

The $20.8 million increase in cost of goods sold was primarily due to increased volume, which was partially offset by favorable production variances driven by manufacturing efficiencies, and lower write-downs of excess and obsolete inventory driven by the impact of the COVID-19 pandemic on operations for the nine month period ending September 30, 2020.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Research and development	$46,324	$69,278	$(22,954)	-33.1%
Percentage of net sales	6.5%	12.5%

Research and development expenses for the nine month period ending September 30, 2020 includes $24.4 million of acquired in-process research and development (“IPR&D”) assets with no alternative future use, which was partially offset by an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Selling, general and administrative	$301,589	$262,710	$38,879	14.8%
Percentage of net sales	42.6%	47.3%

The increase in selling, general and administrative expenses was primarily due to an increase in commission expenses resulting from higher product sales, and the continued build out of the spine, INR technology and orthopedic trauma sales forces.

Provision for Litigation

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Provision for litigation	$511	$197	$314	159.4%
Percentage of net sales	0.1%	0.0%

The provision for litigation for the nine month period ending September 30, 2021 includes an accrual for a potential settlement.

Amortization of Intangibles

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Amortization of intangibles	$13,970	$12,043	$1,927	16.0%
Percentage of net sales	2.0%	2.2%

The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the Nemaris acquisition and the intangible assets acquired in the fourth quarter of fiscal 2020.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Acquisition Related Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Acquisition related costs	$14,507	$1,867	$12,640	677.0%
Percentage of net sales	2.0%	0.3%

Acquisition related costs increased due to changes in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

Other Income/(expense), Net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Other income/(expense), net	$6,826	$10,788	$(3,962)	-36.7%
Percentage of net sales	1.0%	1.9%

The decrease in other income/(expense), net was primarily the result of lower interest income from lower yields on marketable securities during the nine month period ended September 30, 2021.

Income Tax Provision

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2021	2020	$	%
Income tax provision	$26,494	$14,358	$12,136	84.5%
Effective income tax rate	16.5%	22.5%

The decrease in the effective income tax rate was primarily due to the unfavorable impact of non-tax-deductible acquired IPR&D in the nine month period ended September 30, 2020.

A discussion of our Results of Operations for the nine months ended September 30, 2020 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.” on our Form 10-Q filed on October 28, 2020.

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

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”). As amended, the Credit Agreement has a termination date of August 3, 2022. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of September 30, 2021, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,		Change
(In thousands)	2021	2020	$
Net cash provided by/(used in) operating activities	$200,021	$118,609	$81,412
Net cash provided by/(used in) investing activities	(132,142)	1,770	(133,912)
Net cash provided by/(used in) financing activities	55,170	(65,875)	121,045
Effect of foreign exchange rate changes on cash	(570)	379	(949)
Increase (decrease) in cash, cash equivalents, and restricted cash	$122,479	$54,883	$67,596

Cash Provided by Operating Activities

The increase in net cash provided by operating activities for the nine months ended September 30, 2021 was primarily due to the increase of cash flow from net income and reduced outflows for inventories and liabilities. These were partially offset by an unfavorable change in accounts receivable as a result of increased sales.

Cash Used in Investing Activities

The increase in net cash used in investing activities for the nine months ended September 30, 2021 was due primarily to the net outflows of purchases, maturities and sales of marketable securities, which was partially offset by a decrease of purchases of property and equipment and acquisition activity.

Cash Used in Financing Activities

The increase in net cash provided by financing activities for the nine months ended September 30, 2021 was primarily the result of the increase in proceeds from option exercises. The nine months ended September 30, 2020 included cash used for the repurchase of common stock.

A discussion of our Cash Flows for the nine months ended September 30, 2020 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on October 28, 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended September 30, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Backlog

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. To date, we have experienced slight delays in locating and obtaining the materials necessary to fulfill our production requirements, but it has not caused a meaningful backlog of sales orders. Despite the current delays, which we believe are temporary and are driven by the dynamic nature of the COVID-19 impact on the global supply chain, we believe our supplier relationships and facilities will support our capacity needs for the foreseeable future. However, it is possible that a prolonged COVID-19 disruption could cause a backlog of sales orders. A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the United States. We stock inventory in our warehouse facilities and retain title to consigned inventory which is maintained with our field representatives and hospitals in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times, and quantities required to maintain service levels.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors as previously disclosed in the Company's Annual Report on Form 10-K, except for the revisions to the following risk factor:

The widespread outbreak of a communicable disease, or any other public health crisis, could adversely affect our financial condition and results of operations.

We could be negatively affected by the widespread outbreak of a communicable disease, or any other public health crisis that results in disruptions to hospitals and other healthcare facilities.

A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and the disease caused by it, COVID-19, was subsequently declared a pandemic by the World Health Organization in March 2020. The continuing preventative and precautionary measures that hospitals and federal, state, local, and international governments have taken to mitigate the spread of the disease has led to restrictions on, disruptions in, and other related impacts on elective procedure rates. We expect elective procedure rates to continue to vary and could be impacted by regional COVID-19 case volumes, hospital and clinical occupancy rates, staffing levels, a patient’s willingness to schedule deferrable procedures, travel and quarantine restrictions, as well as new COVID-19 variants.

Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in delays and component shortages that have and may continue to impact our ability to manufacture our products. These disruptions may, among other things, impact our ability to satisfy customer demand, which could negatively impact our results of operations.

These challenges and restrictions will likely continue for the duration of the pandemic, which is uncertain, and may even continue beyond the pandemic. Many areas are relaxing restrictions and resuming business operations, but a resurgence in infections or mutations of the coronavirus that causes COVID-19 could cause governments, hospitals, public institutions, or other authorities to reinstate such restrictions or impose additional restrictions. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if a resurgence occurs and governments mandate restrictions, including restrictions on elective surgeries, we do expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Exhibit No.	Item
3.1*	Amendment to Bylaws effective as of July 31, 2021 (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on August 4, 2021).
10.1*

First Amendment to Credit Agreement, dated as of August 4, 2021, by and among Globus Medical, Inc., Globus Medical North America, Inc. and Citizens Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 4, 2021).

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

GLOBUS MEDICAL, INC.

Dated:	November 4, 2021	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	November 4, 2021	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)