Form 10-K
period 2021-12-31
GLOBUS MEDICAL INC
filed 2022-02-17
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☒  No ☐

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

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2021, as reported on the New York Stock Exchange, was approximately $5.9 billion.

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of February 14, 2022 was 101,558,115 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2021, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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

Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 220 product launches across 50 countries worldwide, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

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

During the year ended December 31, 2021, international sales accounted for approximately 14.5% of our total sales. Internationally, we sell our products through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces as well as through the commercialization of additional products.

Strategy

Our goal is to become the market leader in providing innovative solutions to promote healing in patients with musculoskeletal disorders. To achieve this goal, we employ the following business strategies:

•Leverage our integrated product development engine. We plan to continue developing new products, using the capabilities of our product development engine. We believe our team-oriented and highly integrated development approach, active surgeon input, and demonstrated performance position us to maintain a rapid rate of new product launches. We launched 6 new products in 2021, have a range of new products in various stages of development, and expect to continue to regularly launch new products.

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

•Continue to expand into international markets. As of December 31, 2021, we had an existing direct or distributor sales presence in 49 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional musculoskeletal solutions products in current markets and through the expansion of our international sales force in current and new markets.

•Pursue strategic acquisitions and alliances. In 2017, we acquired KB Medical SA, developer of a computer-assisted robotic guidance system, and in 2018 we acquired Nemaris Inc., a privately held company that markets and develops Surgimap®, a leading surgical planning software platform, to further bolster our efforts to advance surgical procedures through Enabling Technologies. In 2019, we acquired substantially all of the assets of StelKast, Inc., a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. During the second quarter of 2020, the Company acquired Synoste Oy (“Synoste”), a Finnish engineering company that specializes in the research and development of a limb lengthening system. During the fourth quarter of 2021, the Company acquired Capstone Surgical Technologies, LLC. (“Capstone”), a privately held company that engages in the business of creating advanced drill and robotic surgery platforms. We intend to selectively pursue acquisitions and alliances that complement our strategic plan and provide innovative technologies, personnel with significant relevant experience, or increased market penetration. We regularly evaluate possible acquisitions and strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

The Globus Solution

We believe that our focus on actively listening and responding to the needs of our customers with high quality solutions separates us from our industry peers. Since 2003 we have introduced over 220 products designed for the treatment of musculoskeletal disorders. Given our robust product portfolio of unique and differentiated products, as well as the numerous disruptive products in various stages of development, we believe we are well positioned for growth in the musculoskeletal markets we operate in.

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

Our broad spectrum of spine products addresses the vast majority of conditions affecting the spine including degenerative conditions, deformity, tumors, and trauma. With almost 20 years in this competitive market, we provide comprehensive solutions that facilitate both open and minimally invasive surgery (“MIS”) techniques. This includes traditional fusion implants such as pedicle screw and rod systems, plating systems, intervertebral spacers and corpectomy devices. We believe we pioneered innovative expandable solutions for interbody fusion, corpectomy and interspinous fixation that allow intraoperative customization of our devices to the patient’s anatomy, eliminating sequential trialing and potentially saving surgical time. We have also developed treatment options for motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous distraction devices; as well as interventional solutions to treat vertebral compression fractures. Our biologic solutions include regenerative biologic products such as allografts and synthetic alternatives that are adjunctive treatments typically used in combination with stabilizing implant hardware.

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

Sales and Marketing

We market and sell our products primarily through our exclusive global sales force. As of December 31, 2021, we had a direct or distributor sales presence in the United States and in 49 other countries. We have dedicated spinal implant, orthopedic trauma and INR sales teams in place. We sell our hip and knee products primarily through independent sales agents. We expect to continue to increase the number of our direct and distributor sales representatives in each of these areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.

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

Manufacturing and Supply

We have greatly expanded our dedicated in-house manufacturing capabilities. A significant portion of our implant products are manufactured in our facilities in Eagleville, Pennsylvania and Limerick, Pennsylvania. Most of our regenerative biologics products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania. The ExcelsiusGPS® robotic guidance and navigation system is assembled in our facility in Methuen, Massachusetts.

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

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. To date, we have experienced slight delays in locating and obtaining the materials necessary to fulfill our production requirements, but it has not caused a meaningful backlog of sales orders. Despite the current delays, which we believe are temporary and are primarily driven by the dynamic nature of the COVID-19 impact on the global supply chain, we believe our supplier relationships and facilities will support our capacity needs for the foreseeable future. However, it is possible that a prolonged COVID-19 disruption could cause a backlog of sales orders. A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the United States. We stock inventory in our warehouse facilities and retain title to consigned inventory which is maintained with our field representatives and hospitals in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times, and quantities required to maintain service levels.

Intellectual Property

We protect our proprietary rights through a variety of methods. In particular, we rely on patent, trademark, copyright, trade secret and other intellectual property laws and also utilize nondisclosure agreements and other measures to protect our rights.

As of December 31, 2021, we owned 1,359 issued U.S. patents (1,332 utility patents; 27 design patents) and had applications pending for 538 U.S. patents (527 utility patents; 11 design patents), and we owned 820 issued foreign patents and had applications pending for 480 foreign patents. Our issued patents expired or will expire between March 2015 and February 2041.

Our trademark portfolio contains 277 registered trademarks and 124 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.

Third-Party Coverage and Reimbursement

We expect that sales volumes and prices of our Musculoskeletal Solutions products including spinal implant, orthopedic trauma, hip and knee arthroplasty, regenerative biologics, and advanced technology products may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as state and federal programs including Medicare, Medicaid and Worker’s Compensation as well as private insurance plans including Blue Cross Blue Shield plans and commercial insurers. Reimbursement is dynamic and is contingent on coding for given services or procedures, coverage by third-party payors, and adequate payment for the services or procedures.

Physicians, hospital outpatient departments, and Ambulatory Surgery Centers (“ASC”) use Current Procedural Terminology (“CPT®”) codes to bill for services and procedures, which are established by the American Medical Association (“AMA”). Specialty societies such as the North American Spine Society, the American Association of Neurological Surgeons, and the American Academy of Orthopedic Surgeons provide advice to the AMA CPT® Editorial Panel for developing codes. The availability of existing codes to bill for services and procedures may impact the adoption of technology. The CPT codes, depending on the situation and payor rules, are sometimes billed with billing modifiers that can affect coverage and reimbursement.

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

Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties, including Relators (whistleblowers) who can file complaints on behalf of the government and on their own behalf under the federal civil False Claims Act (“FCA”), could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.

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

On October 31, 2018, we received a warning letter from the FDA resulting from an inspection of the facilities of our subsidiary Human Biologics of Texas, located in San Antonio, Texas, in April 2018. The letter described observed non-conformities to regulations for human cells, tissues, and cellular and tissue-based products relating to one allograft tissue product processed by Human Biologics of Texas and sold to end users by us. We take the matters identified in the warning letter seriously and are working diligently to address the FDA’s observations. We responded to the FDA’s warning letter on November 20, 2018, and subsequently have provided periodic updates regarding our progress towards addressing the FDA’s observations. As of December 31, 2021, this warning letter remains open.

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

In the EEA, our devices are required to comply with the essential requirements of the EU Medical Device Directive (Council Directive 93/42/EEC). Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Following the expiration of the existing Directive 93/42 CE mark (May 2024), all medical device companies manufacturing and/or marketing products in the EEA, including Globus, will be required to comply with requirements of the Medical Devices Regulation EU 2017/745, which are generally stricter and include increasing technical documentation requirements and altering the classification of some products. Most devices that are CE marked under Directive 93/42 may continue to be marketed in the EU under certain conditions until May 2024, at which point these products must comply with the new regulation. Products placed on the market under the Medical Device Directive may continue to be sold for one year after May 2024.

Additionally, in the EEA the procurement, testing, processing, preservation, storage and distribution of human tissues and cells is subject to the requirements of the laws of individual EEA Member States implementing Directive 2004/23/EC, Directive 2006/17/EC and Directive 2006/86/EC.

Further, the advertising and promotion of our products in the EEA is subject to limited provisions under Regulation 2017/745 and the laws of individual EEA Member States implementing Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State laws and industry codes governing the advertising and promotion of medical devices. These laws and codes may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. With the departure of the UK from the EU in January 2021, while CE marking will continue to be accepted by the UK until July 2023, a separate UKCA mark will be thereafter required to market a device in the UK.

We are subject to unannounced device inspections by the Notified Body (an organization accredited by a Member State of the EEA to conduct conformity assessments), as well as other regulatory agencies overseeing the implementation and adherence of applicable regulations. These inspections may include our suppliers’ facilities.

Sales and Marketing Commercial Compliance

Federal anti-kickback laws and regulations prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for, or to induce either the referral of an individual, or the purchase, order or recommendation of, any good or service paid for under federal healthcare programs such as the Medicare and Medicaid programs. State anti-kickback laws have similar prohibitions.

In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Violations of the federal Anti-Kickback Statute and off-label promotion have been pursued by the Department of Justice (“DOJ”) and the Department of Health and Human Services (“HHS”) as violations of the civil False Claims Act (“FCA”). Lawsuits under the FCA often are initiated by Relators on behalf of the government. Relators are incentivized to pursue claims against manufacturers and providers by the potential to share in any monetary recoveries by the government in litigation or as part of a settlement, which can be significant. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. A bill pending before the Senate of the United States, the False Claims Amendments Act of 2021 (SB 2428), which was reported favorably out of the Committee on the Judiciary, would broaden the applicability of the FCA and implement other changes that would not be favorable to defendants in FCA cases. If enacted, the False Claims Amendment Act would apply to any case filed under the FCA on or after the date of enactment. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and physician self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil and criminal penalties.

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

Additionally, we must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to transfers of value provided to certain healthcare professionals. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposes reporting and disclosure requirements on device manufacturers with respect to ownership and investment interests by physicians and members of their immediate family as well as certain payments or other “transfers of value” made to physicians and other healthcare providers licensed in the U.S. and to teaching hospitals. Several states in which we market our products also have imposed healthcare provider payment reporting, gift ban and compliance program requirements on device manufacturers. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

As of December 31, 2021, we had over 2,400 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. Our employees are not subject to a collective bargaining agreement except in a single market outside the U.S., and we consider our relationship with our employees to be good.

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

Risks Related to our Financial Results and Need for Financing

•We will need to generate significant sales to remain profitable

•We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our results of operations.

•Our quarterly and annual operating results may fluctuate significantly.

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

General Risk Factors

•If we do not successfully implement our business strategy, our business and results of operations will be adversely affected

•If we fail to properly manage our anticipated growth, our business could suffer.

•Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.

•We are exposed to the credit risk of some of our customers, which could result in material losses.

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

Future action by CMS (which administers the Medicare program and provides oversight and funding to state Medicaid programs), other government agencies or private payors, may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payors may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third-party payors and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers.

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

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries we serve relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the European Union (“E.U.”), increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The E.U. General Data Protection Regulation

(“GDPR”) applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules. Although there is a consistency mechanism in the GDPR, data protection authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity for compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious breaches. While we have invested significant time and resources in preparing for and complying with the GDPR, the GDPR and other similar laws and regulations (including potential new data privacy laws and regulations in the U.S.), as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices. In addition, on January 1, 2021 the UK left the European Union. The UK Data Protection Act 2018 is closely aligned with the GDPR but while the EU-UK Trade and Cooperation Agreement (“Agreement”) did not address the issue, the European Commission subsequently determined that the UK’s data protection regime is “adequate” (i.e. equivalent to the EU’s), so as to permit free movement of data from the EEA to the UK.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitutes promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities, such as DOJ or HHS, might take action if they consider our promotional or training materials to constitute promotion of an unapproved/off-label use, which could result in significant criminal and/or civil fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement (e.g., the FCA). In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA, or another regulatory agency or a Relator under the FCA could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Claims under the FCA initiated either by a government regulatory or enforcement authority or by a Relator and product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other government payors that are false or fraudulent;

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

•the Physician Payment Sunshine Act, which requires medical device companies to report ownership and investment interests by physicians and members of their immediate family as well as certain payments and other transfers of value, including gifts and other benefits, provided to physicians and certain other healthcare professionals licensed in the U.S. and to teaching hospitals; and

•foreign and U.S. state law and code equivalents of each of the above federal laws, such as anti-kickback and false claims laws and disclosure of transfers of value and gift bans with respect to healthcare professionals, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

To enforce compliance with the federal laws, the DOJ has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, if an investigation were initiated involving us and we decided to settle that investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous and expensive compliance and reporting requirements for a period of years as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations.

In addition, there has been a recent trend of increased federal and state regulation on payments and other transfers of value made to healthcare professionals related to marketing and other activities. Some states mandate implementation of healthcare compliance programs, impose gift bans, and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory and enforcement authorities might challenge our current or future activities under these laws. Plaintiffs’ attorneys acting on behalf of FCA Relators, who are incentivized to pursue claims against manufacturers by the potential to share in any monetary damages and penalties recovered by the government, also might initiate lawsuits that challenge our current or future activities under these laws. Any such challenges by regulatory authorities directly or by Relators suing on behalf of the government could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition to the penalties described above, any state or federal regulatory review or FCA lawsuit, regardless of the outcome, would be costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, in the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system or changes to our devices which could affect compliance with the essential requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity. If the assessment is not favorable, it could prevent us from selling that product in the EEA, which could adversely impact our business and results of operations. In addition, on January 1, 2021 the UK left the European Union. While EU CE markings will continue to be recognized in Great Britain until June 30, 2023, certificates issued by EU-recognized Notified Bodies will continue to be valid for the Great Britain market until June 30, 2023 and the EU no longer recognizes UK Notified Bodies. The UK has given no commitment to follow the new EU medical devices legislation (Regulation EU 2017/745) and has recently consulted on the form and content of new UK legislation which may result in divergence from the EU regime.

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

International operations account for approximately 14.5% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in Japan, the Euro zone, United Kingdom and Australia. As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

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

We have experienced rapid growth since our inception and have increased our net sales to $958.1 million in 2021. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.

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

Negative trends in the general economy, including interest rate fluctuations, increases in inflation, and financial market volatility may adversely affect our business and financial performance. If inflation in the cost of raw materials increases beyond our ability to manage it, we may not be able to adjust prices sufficiently to offset the effect of the various cost increases without negatively impacting our consumer demand. Furthermore, the continuing impacts of the COVID-19 pandemic could lead to greater increases in inflation, which could adversely affect our operations and financial performance.

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

Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 101,544,013 shares of our Class A and Class B common stock outstanding as of December 31, 2021, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 74.2% of the voting power of our outstanding capital stock. In particular, as of December 31, 2021, David C. Paul, our Executive Chairman and his family members, controlled approximately 22.1% of our Class A and Class B common stock, representing approximately 73.9% of the voting power of our outstanding capital stock as of that date.

As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2021, we had 192,602,552 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.

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

We may not be able to successfully implement our business strategy. To implement our business strategy, we need to, among other things, strengthen our brand, develop and introduce new musculoskeletal surgery products, find new applications for and improve our existing products, obtain regulatory clearance or approval for new products and applications and educate surgeons about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by surgeons. Our strategy of focusing exclusively on the medical devices market may limit our ability to grow. In addition, we are seeking to increase our sales and, in order to do so, will need to commercialize additional products and expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different domestic and foreign regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

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

Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in slight delays and component shortages that have and may continue to impact our ability to manufacture our products. These disruptions may, among other things, impact our ability to satisfy customer demand, which could negatively impact our results of operations.

These challenges and restrictions will likely continue for the duration of the pandemic, which is uncertain, and could continue beyond the pandemic. Many jurisdictions are relaxing restrictions and resuming business operations, but a resurgence in infections or mutations of the coronavirus that causes COVID-19 could cause governments, hospitals, public institutions, or other authorities to reinstate such restrictions or impose additional restrictions. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if a resurgence occurs and governments mandate restrictions, including restrictions on elective surgeries, we expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow, lead to revised payment terms with certain of our customers, and change the effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research facilities in Arizona and also own a distribution center in Heerlen, Netherlands to support our international operations. We maintain a distribution warehouse, along with sales and administrative offices in thirteen additional countries, all of which are leased.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class A Common Stock

Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” We had approximately 40 stockholders of record as of February 14, 2022. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In 2020 we repurchased shares of our Class A common stock pursuant to a publicly announced share repurchase program authorized by the Board of Directors on March 11, 2020. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of December 31, 2021, we had repurchased 2.7 million shares at an average price of $38.91 per share for a total approximate cost of $104.7 million under this program. All of our share repurchases to date were made through a broker in the open market.

The following table provides the activity related to share repurchases for the fourth quarter of 2021.

(In thousands except for per share prices)

Period	Total number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2021 to October 31, 2021	-	-	-	$95,294
November 1, 2021 to November 30, 2021	-	-	-	95,294
December 1, 2021 to December 31, 2021	-	-	-	$95,294
Total	-		-

(a) On March 11, 2020, our Board of Directors authorized a share repurchase program that allows for the repurchase up to $200 million of the Company’s Class A common stock. The shares may be purchased through privately negotiated or open market transactions. This program has no time limit and may be suspended for periods or discontinued at any time.

(b) Inclusive of an immaterial amount of commission fees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Comparative Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from December 31, 2016 through December 31, 2021 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 201, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Globus Medical, Inc.
S&P 500 Index - Total Return
S&P 500 Health Care Equipment Index

	December 31,
Company/Index	2016	2017	2018	2019	2020	2021
Globus Medical, Inc.	$100	$166	$174	$237	$263	$291
S&P 500 Index	$100	$122	$116	$153	$181	$233
S&P 500 Health Care Equipment	$100	$131	$152	$197	$231	$276

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

Overview

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 220 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

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

During the year ended December 31, 2021, international net sales accounted for approximately 14.5% of our total net sales. We have sold our products in approximately 49 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

We generally recognize INR solutions revenue when control transfers to the customer, which occurs at the time the product is shipped or delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration as we satisfy future performance obligations related to the provision of maintenance and support.

Cost of Goods Sold

While we have increased our in-house implant product manufacturing capacity and assemble the ExcelsiusGPS® system in-house, we also have products manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs from our in-house manufacturing, costs of products purchased from third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.

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

Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2021, 2020, and 2019, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the years ended December 31, 2021, 2020, or 2019.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the years ended December 31, 2021, 2020, or 2019.

Long-Lived Assets. We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2021, 2020, and 2019, we did not record any impairment charges related to long-lived assets.

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

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
United States	$819,571	$664,454	$155,117	23.3%
International	138,531	124,588	13,943	11.2%
Total net sales	$958,102	$789,042	$169,060	21.4%

In the United States, the increase in net sales of $155.1 million was due primarily to increased spine product sales resulting from penetration in existing territories and an increase in sales volume of enabling technologies, both of which were partially attributable to the lower net sales for the year ending December 31, 2020 due to the COVID-19 pandemic.

International net sales increased by $13.9 million, which was due primarily to increased spine product sales resulting from penetration in existing territories and sales volume of enabling technologies, both of which were partially attributable to the lower net sales for the year ending December 31, 2020 due to the COVID-19 pandemic.

Cost of Goods Sold

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Cost of goods sold	$239,223	$217,463	$21,760	10.0%
Percentage of net sales	25.0%	27.6%

The increase in cost of goods sold was primarily due to increased volume, and increased depreciation and royalty costs. These increases were partially offset by favorable production variances driven by manufacturing efficiencies, and lower write-downs of excess and obsolete inventory driven by the impact of the COVID-19 pandemic on operations for the year ending December 31, 2020.

Research and Development Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Research and development	$97,346	$84,519	$12,827	15.2%
Percentage of net sales	10.2%	10.7%

The increase in research and development expenses was due primarily to the $34.3 million of acquired IPR&D for the year ending December 31, 2021, partially offset by the $24.4 million of acquired IPR&D for the year ending December 31, 2020, which were all expensed because we determined that each did not have an alternative future use. The remaining change is driven by an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Selling, general and administrative	$408,149	$354,757	$53,392	15.1%
Percentage of net sales	42.6%	45.0%

The increase in selling, general and administrative expenses was primarily due to an increase in commission and bonus expenses resulting from higher product sales, an increase in travel and training expenses, which are comparable to pre-COVID-19 expenses, and an increase in other personnel related costs due to the continued build out of the spine, INR technology and orthopedic trauma sales forces.

Provision for Litigation

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Provision for litigation	$5,921	$9	$5,912	65688.9%
Percentage of net sales	0.6%	0.0%

The provision for litigation for the year ending December 31, 2021 includes accruals for potential legal settlements.

Amortization of Intangibles

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Amortization of intangibles	$18,526	$16,831	$1,695	10.1%
Percentage of net sales	1.9%	2.1%

The increase in the amortization of intangibles is primarily due to the developed technology intangible asset acquired in connection with the Nemaris acquisition and the intangible assets acquired in the fourth quarter of fiscal 2020.

Acquisition Related Costs

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Acquisition related costs	$16,984	$4,030	$12,954	321.4%
Percentage of net sales	1.8%	0.5%

Acquisition related costs increased due to changes in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

Other Income/(expense), Net

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Other income/(expense), net	$8,454	$14,466	$(6,012)	-41.6%
Percentage of net sales	0.9%	1.8%

The decrease in other income, net was due primarily to lower interest income from lower yields on marketable securities during the year ended December 31, 2021.

Income Tax Provision

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Income tax provision	$31,216	$23,614	$7,602	32.2%
Effective income tax rate	17.3%	18.8%

The decrease in the effective income tax rate was primarily the result of the non-deductible expense of acquired IPR&D in the prior year, partially offset by the lower effect of stock option exercises on higher pretax income in the current year.

A discussion of our Results of Operations for the year ended December 31, 2020 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.” on our Form 10-K filed on February 17, 2021.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operating activities as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. We may, however, require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”). As amended, the Credit Agreement has a termination date of August 3, 2022. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of December 31, 2021, we have not borrowed under the Credit Agreement.

The following table summarizes our outstanding contractual obligations as of December 31, 2021. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$5,362	$2,266	$2,555	$457	$84
Purchase obligations (1)	7,215	3,015	2,500	1,700	-
Total (2) *	$12,577	$5,281	$5,055	$2,157	$84

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
(2)

In connection with certain acquisitions completed in 2011 through 2021, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. For further information, see Notes 3, and 6 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

*

Excludes contributions to pension and other post-employment benefit plans, uncertain tax positions, non-current tax liabilities and royalty obligations for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 14, and 17 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2021-2020	2020-2019
	December 31,			Change	Change
(In thousands)	2021	2020	2019	$	$
Net cash provided by/(used in) operating activities	$276,274	$198,793	$171,975	$77,481	$26,818
Net cash provided by/(used in) investing activities	(375,939)	(117,322)	(140,281)	(258,617)	22,959
Net cash provided by/(used in) financing activities	54,147	(38,663)	24,439	92,810	(63,102)
Effect of foreign exchange rate changes on cash	(810)	865	(156)	(1,675)	1,021
Increase (decrease) in cash, cash equivalents, and restricted cash	$(46,328)	$43,673	$55,977	$(90,001)	$(12,304)

Cash Provided by Operating Activities

The increase in net cash provided by operating activities for the year ended December 31, 2021 was primarily due to the increase of cash flow from net income and reduced outflows for inventories and liabilities. These were partially offset by an unfavorable change in accounts receivable as a result of increased sales.

Cash Used in Investing Activities

The increase in net cash used in investing activities for the year ended December 31, 2021 was due primarily to the net outflows of purchases, maturities and sales of marketable securities, which was partially offset by a decrease in purchases of property and equipment.

Cash Provided by Financing Activities

The increase in net cash provided by financing activities for year ended December 31, 2021 was primarily the result of the cash used for the repurchase of common stock in the year ended December 31, 2020, partially offset by a decrease in proceeds from option exercises.

A discussion of our Cash Flows for the year ended December 31, 2020 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-K filed on February 17, 2021.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities. At December 31, 2021, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.

In general, our investments in cash equivalents and marketable debt securities are governed by our investment policy, which has been approved by our Board of Directors. Our investment policy seeks to preserve the value of capital, consistent with maximizing return on our investments while maintaining adequate liquidity. To achieve our investment objectives, we maintain a portfolio of various holdings, types and maturities and invest in securities that meet or exceed our investment policy standards, focusing on high credit quality debt securities.

We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have effective maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2021, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories Valuation – Refer to Notes 2 and 7 to the financial statements

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

•We performed corroborative inquiries with the personnel responsible for product development and sales forecasting to evaluate the reasonableness of the product demand forecasts.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 17, 2022

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 17, 2022

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share values)	2021	2020
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$193,069	$239,397
Short-term marketable securities	250,378	187,344
Accounts receivable, net of allowances of $4,962 and $4,408, respectively	164,436	141,676
Inventories	237,001	229,153
Prepaid expenses and other current assets	18,417	17,771
Income taxes receivable	1,215	6,424
Total current assets	864,516	821,765
Property and equipment, net of accumulated depreciation of $305,575 and $276,451, respectively	221,076	216,879
Long-term marketable securities	562,475	358,522
Intangible assets, net	68,660	86,949
Goodwill	179,708	156,716
Other assets	36,334	32,039
Deferred income taxes	24,494	6,615
Total assets	$1,957,263	$1,679,485

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,955	$18,205
Accrued expenses	91,168	78,334
Income taxes payable	1,046	1,101
Business acquisition liabilities	11,770	5,777
Deferred revenue	12,025	8,125
Payable to broker	2,200	9,250
Total current liabilities	140,164	120,792
Business acquisition liabilities, net of current portion	58,755	31,493
Deferred income taxes	4,314	6,202
Other liabilities	12,642	14,701
Total liabilities	215,875	173,188
Commitments and contingencies (Note 16)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 79,113,916 and 77,284,007 shares at December 31, 2021 and December 31, 2020, respectively	79	77
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at December 31, 2021 and December 31, 2020, respectively	22	22
Additional paid-in capital	553,787	457,161
Accumulated other comprehensive loss	(6,772)	3,955
Retained earnings	1,194,272	1,045,082
Total equity	1,741,388	1,506,297
Total liabilities and equity	$1,957,263	$1,679,485

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	December 31,
(In thousands, except per share amounts)	2021	2020	2019
Net sales	$958,102	$789,042	$785,368
Cost of goods sold	239,223	217,463	179,975
Gross profit	718,879	571,579	605,393

Operating expenses:
Research and development	97,346	84,519	60,073
Selling, general and administrative	408,149	354,757	354,757
Provision for litigation	5,921	9	2,190
Amortization of intangibles	18,526	16,831	13,809
Acquisition related costs	16,984	4,030	2,575
Total operating expenses	546,926	460,146	433,404

Operating income/(loss)	171,953	111,433	171,989

Other income/(expense), net
Interest income/(expense), net	9,297	13,952	17,406
Foreign currency transaction gain/(loss)	(1,423)	(279)	75
Other income/(expense)	580	793	476
Total other income/(expense), net	8,454	14,466	17,957

Income/(loss) before income taxes	180,407	125,899	189,946
Income tax provision	31,216	23,614	34,736

Net income/(loss)	$149,191	$102,285	$155,210

Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities, net of tax	(6,054)	1,402	3,767
Foreign currency translation gain/(loss)	(4,673)	5,451	507
Total other comprehensive income/(loss)	(10,727)	6,853	4,274
Comprehensive income/(loss)	$138,464	$109,138	$159,484

Earnings per share:
Basic	$1.48	$1.04	$1.57
Diluted	$1.44	$1.01	$1.52
Weighted average shares outstanding:
Basic	100,734	98,580	99,150
Diluted	103,623	100,971	101,998

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	7,883	—	—	7,883
Grant of restricted stock units	—	—	—	—	163	—	—	163
Exercise of stock options	303	1	—	—	9,100	—	—	9,101
Comprehensive income/(loss)	—	—	—	—	—	(5,779)	45,329	39,550
Balance at March 31, 2021	77,587	$78	22,430	$22	$474,307	$(1,824)	$1,090,411	$1,562,994
Stock-based compensation	—	—	—	—	7,788	—	—	7,788
Grant of restricted stock units	—	—	—	—	197	—	—	197
Exercise of stock options	716	1	—	—	26,496	—	—	26,497
Comprehensive income/(loss)	—	—	—	—	—	252	41,545	41,797
Balance at June 30, 2021	78,303	$79	22,430	$22	$508,788	$(1,572)	$1,131,956	$1,639,273
Stock-based compensation	—	—	—	—	7,621	—	—	7,621
Grant of restricted stock units	—	—	—	—	1,311	—	—	1,311
Exercise of stock options	727	—	—	—	24,335	—	—	24,335
Comprehensive income/(loss)	—	—	—	—	—	(1,482)	47,211	45,729
Balance at September 30, 2021	79,030	$79	22,430	$22	$542,055	$(3,054)	$1,179,167	$1,718,269
Stock-based compensation	—	—	—	—	7,962	—	—	7,962
Grant of restricted stock units	—	—	—	—	207	—	—	207
Exercise of stock options	84	—	—	—	3,563	—	—	3,563
Comprehensive income/(loss)	—	—	—	—	—	(3,718)	15,105	11,387
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income/(loss)	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366
Stock-based compensation	—	—	—	—	7,426	—	—	7,426
Exercise of stock options	434	—	(1)	—	10,201	—	—	10,201
Comprehensive income/(loss)	—	—	—	—	—	7,564	(20,837)	(13,273)
Repurchase and retirement of common stock	(771)	(1)	—	—	—	—	(30,804)	(30,805)
Balance at June 30, 2020	75,327	$75	22,430	$22	$387,611	$1,298	$947,909	$1,336,915
Stock-based compensation	—	—	—	—	7,007	—	—	7,007
Exercise of stock options	915	1	—	—	28,156	—	—	28,157
Comprehensive income/(loss)	—	—	—	—	—	909	44,216	45,125
Balance at September 30, 2020	76,242	$76	22,430	$22	$422,774	$2,207	$992,125	$1,417,204
Stock-based compensation	—	—	—	—	5,995	—	—	5,995
Grant of restricted stock units	—	—	—	—	191	—	—	191
Exercise of stock options	1,042	1	—	—	28,201	—	—	28,202
Comprehensive income/(loss)	—	—	—	—	—	1,748	52,957	54,705
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2018	76,144	$76	22,431	$22	$299,869	$(7,172)	$892,721	$1,185,516
Stock-based compensation	—	—	—	—	6,541	—	—	6,541
Exercise of stock options	407	1	—	—	10,255	—	(1)	10,255
Comprehensive income/(loss)	—	—	—	—	—	1,692	33,210	34,902
Balance at March 31, 2019	76,551	$77	22,431	$22	$316,665	$(5,480)	$925,930	$1,237,214
Stock-based compensation	—	—	—	—	6,381	—	—	6,381
Exercise of stock options	96	—	—	—	2,015	—	1	2,016
Comprehensive income/(loss)	—	—	—	—	—	3,752	38,163	41,915
Balance at June 30, 2019	76,647	$77	22,431	$22	$325,061	$(1,728)	$964,094	$1,287,526
Stock-based compensation	—	—	—	—	6,978	—	—	6,978
Exercise of stock options	326	—	—	—	7,081	—	1	7,082
Comprehensive income/(loss)	—	—	—	—	—	(1,098)	38,307	37,209
Balance at September 30, 2019	76,973	$77	22,431	$22	$339,120	$(2,826)	$1,002,402	$1,338,795
Stock-based compensation	—	—	—	—	6,516	—	—	6,516
Exercise of stock options	421	—	—	—	11,684	—	—	11,684
Comprehensive income/(loss)	—	—	—	—	—	(72)	45,529	45,457
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$149,191	$102,285	$155,210
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	34,312	24,418	—
Depreciation and amortization	69,867	62,874	52,734
Amortization of premium (discount) on marketable securities	2,781	587	(1,089)
Write-down for excess and obsolete inventories, net	6,143	17,741	2,498
Stock-based compensation expense	30,586	27,073	26,085
Allowance for doubtful accounts	1,200	2,960	3,026
Change in fair value of business acquisition liabilities	16,807	2,674	1,787
Change in deferred income taxes	(17,615)	(4,338)	4,302
(Gain)/loss on disposal of assets, net	464	809	866
Payment of business acquisition related liabilities	(210)	(700)	—
(Increase)/decrease in:
Accounts receivable	(25,895)	10,696	(18,306)
Inventories	(11,971)	(50,111)	(50,018)
Prepaid expenses and other assets	(6,178)	(11,088)	(12,263)
Increase/(decrease) in:
Accounts payable	3,684	(6,352)	773
Accrued expenses and other liabilities	17,896	17,608	7,043
Income taxes payable/receivable	5,212	1,657	(673)
Net cash provided by/(used in) operating activities	276,274	198,793	171,975
Cash flows from investing activities:
Purchases of marketable securities	(622,359)	(223,540)	(346,526)
Maturities of marketable securities	227,908	134,462	247,008
Sales of marketable securities	109,898	68,897	53,786
Purchases of property and equipment	(56,898)	(63,658)	(70,750)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(34,488)	(33,483)	(23,799)
Net cash provided by/(used in) investing activities	(375,939)	(117,322)	(140,281)
Cash flows from financing activities:
Payment of business acquisition liabilities	(9,349)	(6,316)	(6,597)
Proceeds from exercise of stock options	63,496	72,322	31,036
Repurchase of common stock	—	(104,669)	—
Net cash provided by/(used in) financing activities	54,147	(38,663)	24,439
Effect of foreign exchange rate on cash	(810)	865	(156)
Net increase in cash, cash equivalents, and restricted cash	(46,328)	43,673	55,977
Cash, cash equivalents, and restricted cash at beginning of period	239,397	195,724	139,747
Cash, cash equivalents, and restricted cash at end of period	$193,069	$239,397	$195,724
Supplemental disclosures of cash flow information:
Income taxes paid	$45,027	$25,437	$34,139
Purchases of property and equipment included in accounts payable and accrued expenses	$4,551	$4,210	$4,226

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment options. With over 220 products launched, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

Although the Company cannot reasonably estimate the length or severity of the impact that COVID-19 will have on its financial results, the Company may experience a material adverse impact on its sales, results of operations, and cash flows in 2022 should there be a resurgence impacting hospitals, surgical facilities, our internal operations, or our suppliers.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Deferred revenue is generally invoiced annually at the beginning of each contract period and recognized ratably over the coverage period. For the years ended December 31, 2021, 2020, and 2019, there was an immaterial amount of revenue recognized from previously deferred revenue.

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

There was no customer that accounted for 10% or more of sales for the years ended December 31, 2021, 2020, and 2019, respectively.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations, and are classified as available-for-sale as of December 31, 2021 and 2020. Short-term and long-term marketable securities are recorded at fair value on our consolidated balance sheets. Any change in fair value for available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.

We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review declines in the fair value of our securities to determine whether they are resulting from expected credit losses or other factors. If the assessment indicates a credit loss exists, we recognize any measured impairment as an allowance for credit loss in our consolidated statements of operations. Any other impairments not recorded through allowance for credit losses is recognized in our other comprehensive income.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(k) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2021, 2020, and 2019, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the years ended December 31, 2021, 2020, and 2019.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the years ended December 31, 2021, 2020, and 2019.

(l) Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2021, 2020, and 2019, we did not record any impairment charges related to long-lived assets.

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

(p) Provision for Litigation

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

(q) Acquisition Related Costs

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

(r) Foreign Currency Translation

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

(s) Income Taxes

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(t) Recently Issued Accounting Pronouncements

None applicable.

(u) Recently Adopted Accounting Pronouncements

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

In February 2016, the FASB released ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases with terms greater than 12 months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and permits modified retrospective method or cumulative-effect adjustment method. We adopted the standard on January 1, 2019, using the cumulative-effect adjustment transition method.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. The adoption of this standard did not have a material impact on our financial position and results of operations. See “Note 15. Leases” for more detail regarding our disclosures.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the fourth quarter of 2021, the Company acquired substantially all the assets of Capstone Surgical Technologies, LLC (“Capstone”), which engages in the business of advanced drill and robotic surgery platforms. The purchase price consisted of $24.5 million of cash paid at closing, subject to net working capital and other post-closing adjustments, if applicable. The transaction also provides for additional consideration contingent upon the developed products obtaining approval from the U.S. Food and Drug Administration (the “FDA”) of up to $15.0 million, and additional consideration contingent upon the achievement of certain performance obligations of up to $10.0 million. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

Also during the fourth quarter of 2021, the Company acquired substantially all the assets of a company that engages in the development of technology for use in robotic surgery platforms which was not considered material to the consolidated financial statements during the periods presented. The purchase price consisted of $10.0 million of cash paid at closing and also provides for additional consideration contingent upon the achievement of certain performance obligations of $5.0 million. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

During the second quarter of 2020, the Company acquired Synoste Oy (“Synoste”), a Finnish engineering company that specializes in the research and development of a limb lengthening system. The fair value of the net assets acquired was $25.3 million, and the consideration consisted of approximately $22.8 million of cash paid at closing plus $2.5 million of a contractual holdback obligation payable eighteen months from the closing date of the transaction, subject to net working capital and other post-closing adjustments, if applicable. During the fourth quarter of 2021, the contractual holdback and net working capital and other post-closing adjustments were settled for $2.7 million. The transaction also provides for additional consideration contingent upon the developed product obtaining approval from the U.S. Food and Drug Administration (the “FDA”) of $8.0 million within the third anniversary, or $4.0 million within the fourth anniversary of the acquisition closing date, respectively. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

The Company accounted for all of these transactions as asset acquisitions as substantially all of the fair value of the assets acquired in each transaction was concentrated in a single identified asset, in-process research and development (“IPR&D”) of the acquired technology, thus satisfying the requirements of the screen test in ASU 2017-1. At the date of the acquisitions, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $34.3 million and $24.4 million was charged to research and development expense in the consolidated statements of operations and comprehensive income for years ended 2021 and 2020, respectively.

Business Combinations

During 2021, the Company completed three acquisitions that were not considered material, individually or collectively, to the consolidated financial statements during the periods presented. Two acquisitions were completed in the third quarter, while the third acquisition was completed in the fourth quarter. These acquisitions have been included in the consolidated financial statements from the date of acquisition. The purchase price of the acquisition in the fourth quarter consisted of approximately $0.3 million of cash paid at closing and $13.0 million of contingent consideration payments, resulting in goodwill of $13.3 million based on the estimated fair values. The combined purchase price of the two acquisitions in the third quarter consisted of approximately $12.6 million of contingent consideration payments. The Company recorded other intangible assets of $1.6 million, with a weighted average useful life of 3.8 years, and goodwill of $11.0 million based on their estimated fair values. The contingent payments for all three acquisitions are based upon achieving various performance obligations over a period of 10 years and are payable in a combination of cash and RSUs.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 4. NET SALES

The following table represents net sales by product category:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Musculoskeletal Solutions	$876,780	$748,446	$738,377
Enabling Technologies	81,322	40,596	46,991
Total net sales	$958,102	$789,042	$785,368

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$66,379	$99	$(11)	$66,467
Corporate debt securities	107,102	434	(65)	107,471
Commercial paper	38,252	2	(1)	38,253
Asset-backed securities	12,931	58	—	12,989
Government, federal agency, and other sovereign obligations	25,231	—	(33)	25,198
Total short-term marketable securities	$249,895	$593	$(110)	$250,378

Long-term:
Municipal bonds	$91,185	$4	$(409)	$90,780
Corporate debt securities	324,492	351	(1,318)	323,525
Asset-backed securities	128,139	101	(578)	127,662
Government, federal agency, and other sovereign obligations	20,539	—	(31)	20,508
Total long-term marketable securities	$564,355	$456	$(2,336)	$562,475

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$39,684	$140	$—	$39,824
Corporate debt securities	97,937	817	(4)	98,750
Commercial paper	25,543	4	—	25,547
Asset-backed securities	15,232	44	—	15,276
U.S. government and agency securities	7,886	61	—	7,947
Total short-term marketable securities	$186,282	$1,066	$(4)	$187,344

Long-term:
Municipal bonds	$70,176	$612	$—	$70,788
Corporate debt securities	158,464	3,120	—	161,584
Asset-backed securities	124,406	1,747	(3)	126,150
Total long-term marketable securities	$353,046	$5,479	$(3)	$358,522

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of December 31, 2021 and 2020, respectively.

Purchases of marketable securities include amounts payable to brokers of $2.2 million and $9.3 million as of December 31, 2021 and 2020, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively included the following:

(In thousands)	Balance at December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents	$26,684	$3,768	$22,916	$—
Municipal bonds	157,247	—	157,247	—
Corporate debt securities	430,996	—	430,996	—
Commercial paper	38,253	—	38,253	—
Asset-backed securities	140,651	—	140,651	—
Government, federal agency, and other sovereign obligations	45,706	—	45,706	—
Liabilities
Business acquisition liabilities	70,525	—	—	70,525

(In thousands)	Balance at December 31, 2020	Level 1	Level 2	Level 3
Assets
Cash equivalents	$56,223	$23,628	$32,595	$—
Municipal bonds	110,612	—	110,612	—
Corporate debt securities	260,334	—	260,334	—
Commercial paper	25,547	—	25,547	—
Asset-backed securities	141,426	—	141,426	—
Government, federal agency, and other sovereign obligations	7,947	—	7,947	—
Liabilities
Business acquisition liabilities	37,270	—	—	37,270

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

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.4%	-	4.9%	3.0%
Revenue volatility	14.0%	-	15.8%	14.8%
Discount rate	1.2%	-	8.5%	3.3%
Projected year of payment	2022	-	2031

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the years ended December 31, 2021 and 2020, respectively included the following:

	Year Ended
	December 31,
(In thousands)	2021	2020
Beginning balance	$37,270	$9,549
Purchase price contingent consideration	25,662	33,219
Contingent cash payments	(6,753)	(6,971)
Contingent RSU grants	(1,877)	(191)
Changes in fair value of business acquisition liabilities	16,597	2,674
Contractual payable reclassification	(374)	(1,010)
Ending balance	$70,525	$37,270

NOTE 7. INVENTORIES

Inventories as of December 31, 2021 and 2020, respectively included the following:

	December 31,
(In thousands)	2021	2020
Raw materials	$41,819	$39,646
Work in process	17,401	16,446
Finished goods	177,781	173,061
Total inventories	$237,001	$229,153

During years ended December 31, 2021, 2020, and 2019, net adjustments to cost of sales related to excess and obsolete inventory were $6.1 million, $17.7 million, and $2.5 million, respectively. The net adjustments for the years ended December 31, 2021, 2020, and 2019 reflect a combination of additional expense for excess and obsolete related provisions ($20.2 million, $27.4 million, and $11.2 million, respectively) offset by sales and disposals ($14.1 million, $9.7 million, and $8.7 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020, respectively included the following:

	Useful	December 31,
(In thousands)	Life	2021	2020
Land	—	$8,296	$8,322
Buildings and improvements	31.5	44,672	33,825
Equipment	5-15	113,301	102,553
Instruments	5	285,762	278,930
Modules and cases	5	44,185	41,919
Other property and equipment	3-5	30,435	27,781
		526,651	493,330
Less: accumulated depreciation		(305,575)	(276,451)
Total		$221,076	$216,879

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Depreciation	$51,342	$46,043	$38,924

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the years ended December 31, 2021 and 2020, respectively included the following:

(In thousands)
December 31, 2019	$128,775
Additions and adjustments	26,043
Foreign exchange	1,898
December 31, 2020	156,716
Additions and adjustments	24,251
Foreign exchange	(1,259)
December 31, 2021	$179,708

Intangible assets as of December 31, 2021 included the following:

		December 31, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,867)	$1,133
Customer relationships & other intangibles	6.4	56,264	(37,842)	18,422
Developed technology	8.0	71,947	(28,545)	43,402
Patents	16.1	8,938	(3,235)	5,703
Total intangible assets		$141,149	$(72,489)	$68,660

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets as of December 31, 2020 included the following:

		December 31, 2020
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,467)	$1,533
Customer relationships & other intangibles	6.5	57,704	(32,056)	25,648
Developed technology	8.0	72,644	(19,295)	53,349
Patents	16.1	9,082	(2,663)	6,419
Total intangible assets		$143,430	$(56,481)	$86,949

The following table summarizes amortization of intangible assets for future periods as of December 31, 2021:

(In thousands)	Annual Amortization
Year ending December 31:
2022	$18,358
2023	16,174
2024	13,190
2025	8,904
2026	5,461
Thereafter	6,573
Total	$68,660

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of December 31, 2021 and 2020, respectively included the following:

	December 31,
(In thousands)	2021	2020
Compensation and other employee-related costs	$52,407	$44,948
Legal and other settlements and expenses	6,124	650
Accrued non-income taxes	6,415	4,952
Royalties	4,558	3,720
Rebates	8,725	8,011
Other	12,939	16,053
Total accrued expenses	$91,168	$78,334

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (the “Revolving Credit Facility”), and has a termination date of August 3, 2022. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Adjusted LIBOR Rate (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Adjusted LIBOR Rate for a one-month period plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of December 31, 2021, we have not borrowed under the Credit Agreement with Citizens Bank, N.A.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. EQUITY

Stock Repurchases

Under the stock repurchase plan, announced in March 2020, the Company is authorized to repurchase up to $200 million of the Company’s Class A common stock. As of December 31, 2021, $95.3 million of this authorization was remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding for share repurchases in the future is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue the shares. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 - December 31, 2020	—	—	—	95,294
January 1, 2021 - March 31, 2021	—	—	—	95,294
April 1, 2021 - June 30, 2021	—	—	—	95,294
July 1, 2021 - September 30,2021	—	—	—	95,294
October 1, 2021 - December 31, 2021	—	—	—	$95,294
January 1, 2020 - December 31, 2021	2,691	$38.91	$104,706

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2021 and 2020, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955
Other comprehensive (loss)/income before reclassifications	(7,922)	(4,673)	(12,595)
Amounts reclassified from accumulated other comprehensive income, net of tax	1,868	—	1,868
Other comprehensive (loss)/income, net of tax	(6,054)	(4,673)	(10,727)
Accumulated other comprehensive loss, net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax, at December 31, 2019	$3,599	$(6,497)	$(2,898)
Other comprehensive (loss)/income before reclassifications	1,827	5,451	7,278
Amounts reclassified from accumulated other comprehensive income, net of tax	(425)	—	(425)
Other comprehensive (loss)/income, net of tax	1,402	5,451	6,853
Accumulated other comprehensive loss, net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
(In thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income/(loss)	$149,191	$102,285	$155,210
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	100,734	98,580	99,150
Dilutive stock options	2,889	2,391	2,848
Weighted average shares outstanding for diluted	103,623	100,971	101,998
Earnings per share:
Basic	$1.48	$1.04	$1.57
Diluted	$1.44	$1.01	$1.52

Anti-dilutive stock options and RSUs excluded from the calculation	2,139	5,454	4,494

NOTE 13. STOCK-BASED AWARDS

We have three stock plans: our 2008 Stock Plan, our 2012 Equity Incentive Plan (the “2012 Plan”), our 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is the only active stock plan. The purpose of the 2008 and 2012 stock plans was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with the terms of the Plans. The options granted expire on a date specified by the Board, which is generally not more than ten years from the grant date. Options granted to employees generally vest in varying installments over a four-year period.

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

As of December 31, 2021, pursuant to the 2021 Plan, there were 2,845,575 shares of Class A Common stock reserved and 2,538,076 shares of Class A Common stock available for future grants.

Stock Options

Stock option activity during the year ended December 31, 2021 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2020	9,746	$41.33
Granted	2,164	68.12
Exercised	(1,830)	34.73
Forfeited	(618)	52.14
Outstanding at December 31, 2021	9,462	$48.01	7.0	$231,869
Exercisable at December 31, 2021	4,751	$39.46	5.9	$155,536
Expected to vest at December 31, 2021	4,711	$56.64	8.1	$76,334

The total intrinsic value of stock options exercised was $71.3 million, $76.1 million, and $31.3 million, during the years ended December 31, 2021, 2020, and 2019, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2021			2020			2019
Risk-free interest rate	0.40%	-	1.14%	0.23%	-	1.67%	1.35%	-	2.57%
Expected term (years)	4.8			4.9			5.0
Expected volatility	33.0%	-	34.0%	28.0%	-	37.0%	29.0%
Expected dividend yield		—%			—%			—%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019 was $20.34, $14.81, and $13.76 per share, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2021 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2020	3	$58.69
Granted	26	74.33
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2021	29	$72.54	8.8

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Stock-based compensation expense	$30,586	$27,073	$26,085
Net stock-based compensation capitalized into inventory	667	257	331
Total stock-based compensation cost	$31,253	$27,330	$26,416

As of December 31, 2021, there was $62.0 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.

NOTE 14. INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Domestic	$184,819	$154,356	$179,194
Foreign	(4,412)	(28,457)	10,752
Total	$180,407	$125,899	$189,946

The components of the provision for income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$37,436	$22,183	$23,093
State	7,688	4,381	4,532
Foreign	3,741	991	2,819
	48,865	27,555	30,444
Deferred:
Federal	(13,535)	(3,293)	6,542
State	(2,265)	(678)	(68)
Foreign	(1,849)	30	(2,182)
	(17,649)	(3,941)	4,292
Total	$31,216	$23,614	$34,736

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended
	December 31,
	2021	2020	2019
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.7	3.5	2.2
Foreign taxes	1.6	0.6	0.3
Valuation allowance	0.1	1.7	0.1
Domestic production activities deduction	(0.3)	(0.3)	(0.6)
Tax credits	(1.5)	(2.6)	(2.6)
Stock-based compensation windfall	(6.6)	(9.5)	(2.5)
Nondeductible expenses	0.5	0.5	0.3
Other	(0.2)	—	0.1
IPR&D	—	3.9	—
Effective tax rate	17.3%	18.8%	18.3%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Inventory reserve	$29,417	$28,973
Accruals, reserves, and other currently not deductible	23,102	12,537
Stock-based compensation	16,167	14,297
Net operating loss carryforwards	3,812	4,269
Total deferred tax assets	72,498	60,076
Valuation allowance	(6,594)	(6,487)
Total deferred tax assets, net of valuation allowance	65,904	53,589
Deferred tax liabilities:
Depreciation and amortization	(45,724)	(53,176)
Total deferred tax liabilities	(45,724)	(53,176)
Net deferred tax assets/(liabilities)	$20,180	$413

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize a portion of the benefits of these deductible differences at December 31, 2021 and 2020. The Company has established valuation allowances of $6.6 million and $6.5 million at December 31, 2021 and 2020, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets comprised of tax loss carryforwards in various jurisdictions. The increase in the valuation allowance during fiscal year 2021 is primarily driven by foreign deferred tax assets that are not expected to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of December 31, 2021 and 2020, we have NOL carryforwards of $19.9 million and $26.1 million, respectively, which, if unused, will expire in years 2022 through 2037.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Unrecognized tax benefits at the beginning of the year	$1,600	$2,399	$4,777
Additions related to prior year tax positions	160	—	—
Reductions related to prior year tax positions	(708)	(799)	(2,378)
Unrecognized tax benefits at the end of the year	$1,052	$1,600	$2,399

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reductions related to prior year tax positions for the year ended December 31, 2021 of $0.7 million are primarily related to resolution of certain tax positions confirmed from refunds on amended tax returns.

The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

	December 31,
(In thousands)	2021	2020	2019
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$1,471	$2,032	$2,878

The Company intends to indefinitely reinvest its foreign earnings abroad to ensure sufficient working capital for further expansion of its existing operations outside the United States, therefore the Company has not recorded income taxes on the undistributed earnings of its foreign subsidiaries. The undistributed earnings of our foreign subsidiaries as of December 31, 2021 are immaterial. In the event we are required to repatriate funds from outside of the United States, such repatriation may be subject to local laws, customs, and tax consequences.

Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was immaterial for the years ended December 31, 2021, 2020, and 2019. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2015 as of December 31, 2021.

NOTE 15. LEASES

The Company leases certain equipment, vehicles, and facilities under operating leases. Our leases have initial lease terms ranging from one year to 14 years. Certain leases contain options to extend terms beyond the lease termination date. We use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and the length of the possible extension. Leases that have a term of less than 12 months are treated as short-term and are not recognized as right of use assets or lease liabilities. As most leases do not provide an implicit rate, we use an estimate of our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As of December 31, 2021, the Company’s short-term lease commitments and sublease income are immaterial.

The Company classifies right-of-use assets as other assets, short-term lease liabilities as accrued expenses, and long-term lease liabilities as other liabilities on the consolidated balance sheets. Lease expense is recognized, on a straight-line basis over the term of the lease, as a component of operating income on the consolidated statements of operations and comprehensive income.

Amounts reported in the consolidated balance sheet as of the years ended December 31, 2021 and 2020, respectively are as follows:

	December 31,
(In thousands, except weighted average lease term and discount rate)	2021	2020
Operating lease right of use asset	$5,019	$4,741

Lease liability - current	2,116	1,865
Lease liability - long-term	2,937	2,936
Total operating lease liability	$5,053	$4,801

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	1.8	2.9
Weighted-average discount rate - operating leases	2.7%	3.0%

Operating Lease expense recognized in the consolidated statement of operations and comprehensive income was as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Operating Lease Expense	$3,373	$3,579	$3,174

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows:

(In thousands)	Operating Leases
2022	$2,266
2023	1,531
2024	1,024
2025	393
2026	64
Thereafter	84
Total undiscounted operating lease payments	$5,362
Less: imputed interest	309
Total operating lease liability	$5,053

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of eight patents by making, using, offering for sale or selling the Coalition®, Coalition MIS®, Coalition AGX®, CORBEL®, Monument®, MAGNIFY®-S, HEDRON IATM, HEDRON ICTM, Independence®, Independence MIS®, Independence MIS AGX®, Fortify® and XPand® families, SABLETM, Rise®, Rise® Intralif, Rise®-L, ELSA®, ELSA® ATP, RASS, Altera®, Ariel®, Latis®, Caliber® and Caliber®-L products. Moskowitz seeks an unspecified amount in damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of December 31, 2021.

NOTE 17. RETIREMENT BENEFIT PLANS

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

Company contributions to these retirement plans were as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
401(k) and other retirement plan contributions	$6,588	$5,798	$5,363

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

The following table represents total net sales by geographic area, based on the location of the customer for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
United States	$819,571	$664,454	$647,683
International	138,531	124,588	137,685
Total net sales	$958,102	$789,042	$785,368

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management evaluated the internal control over financial reporting of Globus as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).

Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report that is included in Item 8 of this Form 10-K.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent inspections

Not applicable.

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

The other information required by this Item 10 will be set forth in the Company’s proxy statement for its 2022 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth in the Company’s proxy statement for its 2022 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s proxy statement for its 2022 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth in the Company’s proxy statement for its 2022 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s proxy statement for its 2022 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

(In thousands)	Beginning of period	Charged to expenses	Write-offs	End of period
Year ended December 31, 2019	$4,226	3,026	(1,653)	5,599
Year ended December 31, 2020	5,599	$2,960	$(4,151)	$4,408
Year ended December 31, 2021	$4,408	$1,200	$(646)	$4,962

Deferred tax valuation allowance:

		Additions		Deductions
(In thousands)	Beginning of period	Charged to expenses	Charged to other accounts	Other deductions	End of period
Year ended December 31, 2019	$2,683	$163	$—	$—	$2,846
Year ended December 31, 2020	2,846	2,132	1,509	—	6,487
Year ended December 31, 2021	$6,487	$107	$—	$—	$6,594

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item
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

3.4	Amended and Restated Bylaws of Globus Medical, Inc. effective as of May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Form 10-Q/A filed on May 2, 2019).
3.5	Amendment to Bylaws effective as of July 31, 2021 (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on August 4, 2021).
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
4.2*	Description of Securities of the Registrant.
10.1	Globus Medical, Inc. 2008 Stock Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.2	Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
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

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.7	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.8

Employment Agreement, dated September 14, 2015, by and between Globus Medical, Inc. and David M. Demski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2015).

10.9	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).
10.10	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Kelly Huller (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 5, 2020).
10.11	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Keith Pfeil (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 5, 2020).
10.12

Credit Agreement, dated as of August 6, 2020, by and among Globus Medical, Inc. and Globus Medical North America, Inc., as borrowers, and Citizens Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 10, 2020).

10.13

First Amendment to Credit Agreement, dated as of August 4, 2021, by and among Globus Medical, Inc., Globus Medical North America, Inc., and Citizens Banks, N.A. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2021).

10.14	Globus Medical, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 4, 2021).
10.15	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.5 to our Form S-8 filed on December, 16, 2021).
10.16	Globus Medical, Inc. 2021 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.6 to our Form S-8 filed on December, 16, 2021).

10.17	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 99.7 to our Form S-8 filed on December, 16, 2021).
10.18	Globus Medical, Inc. 2021 Equity Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.8 to our Form S-8 filed on December, 16, 2021).
21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm – Deloitte & Touche LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Filed herein.
**	Furnished herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	February 17, 2022	/s/ DAVID M. DEMSKI

David M. Demski
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	February 17, 2022	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID M. DEMSKI	President and Chief Executive Officer	February 17, 2022
David M. Demski	(Principal Executive Officer)
and Director

/s/ KEITH PFEIL	Chief Financial Officer	February 17, 2022
Keith Pfeil	Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)

/s/ DAVID C. PAUL	Executive Chairman and Director	February 17, 2022
David C. Paul

/s/ DAVID D. DAVIDAR	Director	February 17, 2022
David D. Davidar

/s/ ROBERT DOUGLAS	Director	February 17, 2022
Robert Douglas

/s/ DANIEL T. LEMAITRE	Director	February 17, 2022
Daniel T. Lemaitre

/s/ ANN D. RHOADS	Director	February 17, 2022
Ann D. Rhoads

/s/ JAMES R. TOBIN	Director	February 17, 2022
James R. Tobin

/s/ STEPHEN T. ZARRILLI	Director	February 17, 2022
Stephen T. Zarrilli