Form 10-Q
period 2022-03-31
GLOBUS MEDICAL INC
filed 2022-05-10
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of May 6, 2022 was 101,750,825 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share values)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$229,789	$193,069
Short-term marketable securities	243,505	250,378
Accounts receivable, net of allowances of $4,186 and $4,962, respectively	166,222	164,436
Inventories	253,886	237,001
Prepaid expenses and other current assets	19,587	18,417
Income taxes receivable	3,609	1,215
Total current assets	916,598	864,516
Property and equipment, net of accumulated depreciation of $313,514 and $305,575, respectively	227,541	221,076
Long-term marketable securities	546,881	562,475
Intangible assets, net	64,385	68,660
Goodwill	179,045	179,708
Other assets	34,307	36,334
Deferred income taxes	29,937	24,494
Total assets	$1,998,694	$1,957,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,093	$21,955
Accrued expenses	75,531	91,168
Income taxes payable	16,525	1,046
Business acquisition liabilities	11,535	11,770
Deferred revenue	11,807	12,025
Payable to broker	—	2,200
Total current liabilities	141,491	140,164
Business acquisition liabilities, net of current portion	56,501	58,755
Deferred income taxes	3,811	4,314
Other liabilities	11,519	12,642
Total liabilities	213,322	215,875
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 79,297,823 and 79,113,916 shares at March 31, 2022 and December 31, 2021, respectively	79	79
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at March 31, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	570,082	553,787
Accumulated other comprehensive income/(loss)	(17,167)	(6,772)
Retained earnings	1,232,356	1,194,272
Total equity	1,785,372	1,741,388
Total liabilities and equity	$1,998,694	$1,957,263

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Net sales	$230,549	$227,344
Cost of goods sold	59,167	55,027
Gross profit	171,382	172,317

Operating expenses:
Research and development	17,412	14,924
Selling, general and administrative	100,748	97,891
Provision for litigation	2,341	(94)
Amortization of intangibles	4,512	4,774
Acquisition related costs	(76)	274
Total operating expenses	124,937	117,769

Operating income/(loss)	46,445	54,548

Other income/(expense), net
Interest income/(expense), net	2,543	2,712
Foreign currency transaction gain/(loss)	(391)	(280)
Other income/(expense)	301	214
Total other income/(expense), net	2,453	2,646

Income/(loss) before income taxes	48,898	57,194
Income tax provision	10,814	11,865

Net income/(loss)	$38,084	$45,329

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	(8,828)	(1,666)
Foreign currency translation gain/(loss)	(1,567)	(4,113)
Total other comprehensive income/(loss), net of tax	(10,395)	(5,779)
Comprehensive income/(loss)	$27,689	$39,550

Earnings per share:
Basic	$0.37	$0.45
Diluted	$0.37	$0.44
Weighted average shares outstanding:
Basic	101,600	99,866
Diluted	104,077	102,420

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	8,353	—	—	8,353
Grant of restricted stock units	—	—	—	—	196	—	—	196
Exercise of stock options	184	—	—	—	7,746	—	—	7,746
Comprehensive income/(loss)	—	—	—	—	—	(10,395)	38,084	27,689
Balance at March 31, 2022	79,298	$79	22,430	$22	$570,082	$(17,167)	$1,232,356	$1,785,372

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	7,883	—	—	7,883
Grant of restricted stock units	—	—	—	—	163	—	—	163
Exercise of stock options	303	1	—	—	9,100	—	—	9,101
Comprehensive income/(loss)	—	—	—	—	—	(5,779)	45,329	39,550
Balance at March 31, 2021	77,587	$78	22,430	$22	$474,307	$(1,824)	$1,090,411	$1,562,994

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$38,084	$45,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,837	17,157
Amortization of premium (discount) on marketable securities	1,690	520
Write-down for excess and obsolete inventories, net	1,834	1,550
Stock-based compensation expense	8,152	7,698
Allowance for doubtful accounts	(728)	80
Change in fair value of business acquisition liabilities	(263)	258
Change in deferred income taxes	(2,994)	(808)
(Gain)/loss on disposal of assets, net	115	103
Payment of business acquisition related liabilities	(743)	—
(Increase)/decrease in:
Accounts receivable	(1,614)	(20,346)
Inventories	(17,939)	(3,997)
Prepaid expenses and other assets	547	4,516
Increase/(decrease) in:
Accounts payable	4,160	4,212
Accrued expenses and other liabilities	(15,428)	(4,783)
Income taxes payable/receivable	12,980	12,081
Net cash provided by/(used in) operating activities	44,690	63,570
Cash flows from investing activities:
Purchases of marketable securities	(142,145)	(185,110)
Maturities of marketable securities	106,549	39,850
Sales of marketable securities	42,673	33,818
Purchases of property and equipment	(19,971)	(13,672)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(1,000)	—
Net cash provided by/(used in) investing activities	(13,894)	(125,114)
Cash flows from financing activities:
Payment of business acquisition liabilities	(1,699)	(1,537)
Proceeds from exercise of stock options	7,746	9,101
Net cash provided by/(used in) financing activities	6,047	7,564
Effect of foreign exchange rates on cash	(123)	(569)
Net increase in cash and cash equivalents	36,720	(54,549)
Cash and cash equivalents at beginning of period	193,069	239,397
Cash and cash equivalents at end of period	$229,789	$184,848
Supplemental disclosures of cash flow information:
Income taxes paid	$572	$570
Purchases of property and equipment included in accounts payable and accrued expenses	$4,105	$2,620

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of March 31, 2022, and results of operations for the three months ended March 31, 2022. The results of operations for any interim period may not be indicative of results for the full year.

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

(d) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. Our Enabling Technologies products are advanced hardware and software systems, and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. When contracts have multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of goods sold.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three months ended March 31, 2022, there was an immaterial amount of revenue recognized from previously deferred revenue.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of March 31, 2022. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included in other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets.

We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review declines in the fair value of our securities to determine whether they are resulting from expected credit losses or other factors. If the assessment indicates a credit loss exists, we recognize any measured impairment as an allowance for credit loss in our condensed consolidated statements of operations. Any other impairments not recorded through allowance for credit losses is recognized in our other comprehensive income.

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

Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration recorded in business acquisition liabilities on our condensed consolidated balance sheets, and changes in the fair value of contingent consideration are recognized in acquisition related costs in the condensed consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit (“RSU”) grants are recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the estimated fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the three months ended March 31, 2022 and 2021, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the three months ended March 31, 2022 or 2021.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. Intangible assets with indefinite useful lives are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the three months ended March 31, 2022 or 2021.

(j) Stock-Based Compensation

The cost of employee and non-employee director awards is measured at the grant date fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the equity award. Compensation expense for awards includes the impact of forfeiture in the period when they occur.

We estimate the fair value of stock options utilizing the Black-Scholes option-pricing model. Inputs to the Black-Scholes model include our stock price, expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts. The fair value of restricted stock units is estimated on the date of the grant using the closing price of the Company’s common stock.

(k) Recently Issued Accounting Pronouncements

None applicable.

(l) Recently Adopted Accounting Pronouncements

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

will continue to evaluate the impact this guidance could have on our condensed consolidated financial statements and related disclosures.

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the fourth quarter of 2021, the Company acquired substantially all the assets of Capstone Surgical Technologies, LLC (“Capstone”), which engages in the business of advanced drill and robotic surgery platforms. The purchase price consisted of $24.5 million of cash paid at closing, subject to net working capital and other post-closing adjustments, if applicable. The transaction also provides for additional consideration contingent upon the developed products obtaining approval from the U.S. Food and Drug Administration (the “FDA”) of up to $15.0 million, and additional consideration of up to $10.0 million contingent upon the achievement of certain performance milestones. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

Also during the fourth quarter of 2021, the Company acquired substantially all the assets of a company that engages in the development of technology for use in robotic surgery platforms which was not considered material to the consolidated financial statements during the periods presented. The purchase price consisted of $10.0 million of cash paid at closing and also provides for additional consideration of $5.0 million contingent upon the achievement of certain performance milestones. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

During the second quarter of 2020, the Company acquired Synoste Oy (“Synoste”), a Finnish engineering company that specializes in the research and development of a limb lengthening system. The fair value of the net assets acquired was $25.3 million, and the consideration consisted of approximately $22.8 million of cash paid at closing plus $2.5 million of a contractual holdback obligation payable eighteen months from the closing date of the transaction, subject to net working capital and other post-closing adjustments, if applicable. During the fourth quarter of 2021, the contractual holdback and net working capital and other post-closing adjustments were settled for $2.7 million. The transaction also provides for additional consideration of $8.0 million contingent upon the developed product obtaining approval from the U.S. Food and Drug Administration (the “FDA”) within the third anniversary, or $4.0 million if within the fourth anniversary of the acquisition closing date, respectively. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

The Company accounted for each of these transactions as asset acquisitions because substantially all of the fair value of the assets acquired in each transaction was concentrated in a single identified asset, in-process research and development (“IPR&D”) of the acquired technology, thus satisfying the requirements of the screen test in ASU 2017-1. At the date of the acquisitions, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $34.3 million and $24.4 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income for years ended 2021 and 2020, respectively.

Business Combinations

During 2021, the Company completed three acquisitions that were not considered material, individually or collectively, to the condensed consolidated financial statements during the periods presented. Two acquisitions were completed in the third quarter, while the third acquisition was completed in the fourth quarter. These acquisitions have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price of the acquisition in the fourth quarter consisted of approximately $0.3 million of cash paid at closing and $13.0 million of contingent consideration payments, resulting in goodwill of $13.3 million based on the estimated fair values. The combined purchase price of the two acquisitions in the third quarter consisted of approximately $12.6 million of contingent consideration payments. The Company recorded other intangible assets of $1.6 million, with a weighted average useful life of 3.8 years, and goodwill of $11.0 million based on their estimated fair values. The contingent payments for all three acquisitions are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

During the fourth quarter of 2020, the Company completed two acquisitions that were not considered material, individually or collectively, to the overall consolidated financial statements during the periods presented. These acquisitions have been included in the condensed consolidated financial statements from the date of acquisition. The combined purchase price consisted of approximately $1.5 million of cash paid at closing, plus $0.3 million of other liabilities and $33.2 million of contingent consideration payments. The contingent payments are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs. The Company recorded other intangible assets of $8.8 million, with a weighted average useful life of 4.2 years, and goodwill of $26.2 million based on their fair values.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Musculoskeletal Solutions	$217,402	$212,416
Enabling Technologies	13,147	14,928
Total net sales	$230,549	$227,344

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$41,252	$9	$(110)	$41,151
Corporate debt securities	147,401	57	(927)	146,531
Commercial paper	36,251	—	(42)	36,209
Asset-backed securities	6,603	11	—	6,614
Government, federal agency, and other sovereign obligations	13,070	—	(70)	13,000
Total short-term marketable securities	$244,577	$77	$(1,149)	$243,505

Long-term:
Municipal bonds	$101,483	$4	$(2,255)	$99,232
Corporate debt securities	341,254	76	(7,442)	333,888
Asset-backed securities	102,013	19	(1,926)	100,106
Government, federal agency, and other sovereign obligations	14,032	—	(377)	13,655
Total long-term marketable securities	$558,782	$99	$(12,000)	$546,881

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$66,379	$99	$(11)	$66,467
Corporate debt securities	107,102	434	(65)	107,471
Commercial paper	38,252	2	(1)	38,253
Asset-backed securities	12,931	58	—	12,989
Government, federal agency, and other sovereign obligations	25,231	—	(33)	25,198
Total short-term marketable securities	$249,895	$593	$(110)	$250,378

Long-term:
Municipal bonds	$91,185	$4	$(409)	$90,780
Corporate debt securities	324,492	351	(1,318)	323,525
Asset-backed securities	128,139	101	(578)	127,662
Government, federal agency, and other sovereign obligations	20,539	—	(31)	20,508
Total long-term marketable securities	$564,355	$456	$(2,336)	$562,475

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of March 31, 2022 and December 31, 2021, respectively.

Purchases of marketable securities include amounts payable to brokers of $2.2 million as of December 31, 2021. Purchases of marketable securities included no amounts payable to brokers as of March 31, 2022.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at March 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$61,945	$44,491	$17,454	$—
Municipal bonds	140,383	—	140,383	—
Corporate debt securities	480,419	—	480,419	—
Commercial paper	36,209	—	36,209	—
Asset-backed securities	106,720	—	106,720	—
Government, federal agency, and other sovereign obligations	26,655	—	26,655	—
Liabilities:
Business acquisition liabilities	68,036	—	—	68,036

(In thousands)	Balance at December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26,684	$3,768	$22,916	$—
Municipal bonds	157,247	—	157,247	—
Corporate debt securities	430,996	—	430,996	—
Commercial paper	38,253	—	38,253	—
Asset-backed securities	140,651	—	140,651	—
Government, federal agency, and other sovereign obligations	45,706	—	45,706	—
Liabilities:
Business acquisition liabilities	70,525	—	—	70,525

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

The change in the carrying value of the business acquisition liabilities during the three months ended March 31, 2022 and 2021, respectively included the following:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Beginning balance	$70,525	$37,270
Contingent cash payments	(2,412)	(1,492)
Contingent RSU grants	(196)	(163)
Changes in fair value of business acquisition liabilities	(263)	258
Contractual payable reclassification	382	148
Ending balance	$68,036	$36,021

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	March 31,	December 31,
(In thousands)	2022	2021
Raw materials	$48,894	$41,819
Work in process	17,591	17,401
Finished goods	187,401	177,781
Total inventories	$253,886	$237,001

During the three months ended March 31, 2022 and 2021, net adjustments to cost of sales related to excess and obsolete inventory were $1.8 million and $1.6 million, respectively. The net adjustments for the three months ended March 31, 2022 and 2021 reflect a combination of additional expense for excess and obsolete related provisions ($3.4 million and $3.8 million, respectively) offset by sales and disposals ($1.6 million and $2.2 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	March 31,	December 31,
(In thousands)	Life	2022	2021
Land	—	$8,286	$8,296
Buildings and improvements	31.5	46,718	44,672
Equipment	5-15	117,052	113,301
Instruments	5	289,427	285,762
Modules and cases	5	45,047	44,185
Other property and equipment	3-5	34,525	30,435
		541,055	526,651
Less: accumulated depreciation		(313,514)	(305,575)
Total		$227,541	$221,076

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Depreciation	$12,325	12,384

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2021 and the three months ended March 31, 2022, respectively included the following:

(In thousands)
December 31, 2020	$156,716
Additions and adjustments	24,251
Foreign exchange	(1,259)
December 31, 2021	179,708
Foreign exchange	(663)
March 31, 2022	$179,045

The composition of intangible assets was as follows:

		March 31, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,967)	$1,033
Customer relationships & other intangibles	6.4	53,971	(37,940)	16,031
Developed technology	8.0	72,584	(30,761)	41,823
Patents	16.1	8,863	(3,365)	5,498
Total intangible assets		$139,418	$(75,033)	$64,385

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

		December 31, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,867)	$1,133
Customer relationships & other intangibles	6.4	56,264	(37,842)	18,422
Developed technology	8.0	71,947	(28,545)	43,402
Patents	16.1	8,938	(3,235)	5,703
Total intangible assets		$141,149	$(72,489)	$68,660

The following table summarizes amortization of intangible assets for future periods as of March 31, 2022:

(In thousands)	Annual Amortization
Remaining 2022	$13,588
2023	16,061
2024	13,255
2025	8,969
2026	5,525
Thereafter	6,987
Total	$64,385

NOTE 10. ACCRUED EXPENSES

Accrued expense included the following:

	March 31,	December 31,
(In thousands)	2022	2021
Compensation and other employee-related costs	$40,802	$52,407
Legal and other settlements and expenses	3,997	6,124
Accrued non-income taxes	6,791	6,415
Royalties	3,864	4,558
Rebates	8,920	8,725
Other	11,157	12,939
Total accrued expenses	$75,531	$91,168

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (as amended, the “Revolving Credit Facility”), and has a termination date of August 3, 2022. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Adjusted LIBOR Rate (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Adjusted LIBOR Rate for a one-month period plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of March 31, 2022, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 12. EQUITY

Stock Repurchases

In March 2020, the Company announced a stock repurchase plan, pursuant to which the Company was authorized to repurchase up to $200 million of the Company’s Class A common stock. In March 2022, the Company announced the expansion of the stock repurchase plan, pursuant to which the Company is authorized to repurchase an additional $200 million of the Company’s Class A common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of March 31, 2022, $295.3 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average Price Paid per Share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 - December 31, 2020	—	—	—	95,294
January 1, 2021 - March 31, 2021	—	—	—	95,294
April 1, 2021 - June 30, 2021	—	—	—	95,294
July 1, 2021 - September 30, 2021	—	—	—	95,294
October 1, 2021 - December 31, 2021	—	—	—	95,294
January 1, 2022 - March 31, 2022	—	—	—	$295,294
January 1, 2020 - March 31, 2022	2,691	$38.91	$104,706

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

The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. The holders of Class A Common and Class B Common vote together as one class of common stock on all matters submitted to a vote of stockholders, except as required by law or our amended and restated Certificate of Incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B common stock please see “Exhibit 4.2, Description of Securities of the Registrant” filed with our Annual Report on Form 10-K on February 17, 2022.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2022 and 2021, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)
Other comprehensive income/(loss) before reclassifications	(11,596)	(1,567)	(13,163)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	2,768	—	2,768
Other comprehensive income/(loss), net of tax	(8,828)	(1,567)	(10,395)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2022	$(9,881)	$(7,286)	$(17,167)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955
Other comprehensive income/(loss) before reclassifications	(2,178)	(4,113)	(6,291)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	512	—	512
Other comprehensive income/(loss), net of tax	(1,666)	(4,113)	(5,779)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2021	$3,335	$(5,159)	$(1,824)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Numerator:
Net income/(loss)	$38,084	$45,329
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	101,600	99,866
Dilutive stock options and RSUs	2,477	2,554
Weighted average shares outstanding for diluted	104,077	102,420
Earnings per share:
Basic	$0.37	$0.45
Diluted	$0.37	$0.44

Anti-dilutive stock options and RSUs excluded from the calculation	3,378	3,034

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 13. STOCK-BASED AWARDS

We have two stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is the only active stock plan. The purpose of the 2012 Plan was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, which is generally not more than ten years from the grant date. Options granted to employees generally vest in varying installments over a four-year period.

The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. The 2012 Plan terminated pursuant to its terms in 2022. Following the effectiveness of our 2021 Equity Incentive Plan, we have not issued any additional awards under the 2012 Plan; however, awards previously granted under the 2012 Plan remain outstanding and are administered by our Board of Directors under the terms and conditions of the 2012 Plan. Under the 2012 Plan, the aggregate number of shares of Class A Common stock that were able to be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Plan as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that were able to be issued or transferred pursuant to incentive stock options under the 2012 Plan was limited to 10,769,230 shares. The shares of Class A Common stock covered by the 2012 Plan included authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

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

As of March 31, 2022, pursuant to the 2021 Plan, there were 3,247,276 shares of Class A Common stock reserved and 1,333,253 shares of Class A Common stock available for future grants.

Stock Options

Stock option activity during the three months ended March 31, 2022 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2021	9,462	$48.01
Granted	1,339	64.24
Exercised	(184)	44.57
Forfeited	(138)	56.51
Outstanding at March 31, 2022	10,479	$50.05	7.1	$251,187
Exercisable at March 31, 2022	5,260	$41.60	5.9	$169,290
Expected to vest at March 31, 2022	5,219	$58.57	8.4	$81,897

The total intrinsic value of stock options exercised was $4.7 million and $10.1 million during the three months ended March 31, 2022, and 2021, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2022			2021
Risk-free interest rate	1.46%	-	1.95%	0.40%	-	0.81%
Expected term (years)	4.8			4.8
Expected volatility		34.0%			34.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2022, and 2021 was $20.48 and $19.26 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the three months ended March 31, 2022 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2021	29	$72.54
Granted	2	70.94
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	31	$72.40	8.5

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Stock-based compensation expense	$8,152	$7,698
Net stock-based compensation capitalized into inventory	201	185
Total stock-based compensation cost	$8,353	$7,883

As of March 31, 2022, there was $78.8 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of approximately three years.

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

The following table provides a summary of our effective tax rate for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
	2022	2021
Effective income tax rate	22.1%	20.7%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBEL®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON IC®, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of March 31, 2022.

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table represents total net sales by geographic area, based on the location of the customer:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
United States	$196,403	$193,317
International	34,146	34,027
Total net sales	$230,549	$227,344

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the SEC on February 17, 2022.

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

During the three months ended March 31, 2022, international net sales accounted for approximately 14.8% of our total net sales. We have sold our products in approximately 46 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year-ended December 31, 2021.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
United States	$196,403	$193,317	$3,086	1.6%
International	34,146	34,027	119	0.4%
Total net sales	$230,549	$227,344	$3,205	1.4%

In the United States, the increase in net sales of $3.1 million for the three month period ending March 31, 2022 was due primarily to increased spine product sales, including robotic instruments, resulting from penetration in existing territories, partially offset by current period impacts of the COVID-19 pandemic.

International net sales increased by $0.1 million for the three month period ending March 31, 2022 due to increased spine product sales resulting from penetration in other existing territories, offset by lower sales in Japan due to the transition of our sales force composition.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cost of Goods Sold

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Cost of goods sold	$59,167	$55,027	$4,140	7.5%
Percentage of net sales	25.7%	24.2%

The $4.1 million increase in cost of goods sold was primarily due to increased volume, unfavorable production variances, higher inventory reserves and write-offs, and unfavorable freight trends.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Research and development	$17,412	$14,924	$2,488	16.7%
Percentage of net sales	7.6%	6.6%

The $2.5 million increase in research and development expenses was primarily due to an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Selling, general and administrative	$100,748	$97,891	$2,857	2.9%
Percentage of net sales	43.7%	43.1%

The increase in selling, general and administrative expenses was primarily due to an increase in travel and meeting expenses, which are comparable to pre-COVID-19 spending.

Provision for Litigation

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Provision for litigation	$2,341	$(94)	$2,435	-2590.4%
Percentage of net sales	1.0%	0.0%

The provision for litigation for the three month period ending March 31, 2022 includes an accrual for a potential legal settlement and for the period ending March 31, 2021 includes a receipt of a settlement.

Amortization of Intangibles

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Amortization of intangibles	$4,512	$4,774	$(262)	-5.5%
Percentage of net sales	2.0%	2.1%

The decrease in the amortization of intangibles is primarily due to individual intangible assets reaching their full amortization.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Acquisition Related Costs

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Acquisition related costs	$(76)	$274	$(350)	-127.7%
Percentage of net sales	0.0%	0.1%

The decrease in acquisition related costs is due to changes in fair value of business acquisition liabilities.

Other Income/(expense), Net

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Other income/(expense), net	$2,453	$2,646	$(193)	-7.3%
Percentage of net sales	1.1%	1.2%

The balances are consistent for the three month period ended March 31, 2022 compared to the three month period ended March 31, 2021.

Income Tax Provision

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Income tax provision	$10,814	$11,865	$(1,051)	-8.9%
Effective income tax rate	22.1%	20.7%

The increase in the effective income tax rate was primarily due to the lower impact of stock option exercises compared to the prior period.

A discussion of our Results of Operations for the three months ended March 31, 2021 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.” on our Form 10-Q filed on May 4, 2021.

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

In August 2020, we entered into the Credit Agreement with Citizens Bank, N.A. which provides a Revolving Credit Facility permitting borrowings up to $125.0 million. As amended, the Credit Agreement has a termination date of August 3, 2022. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of March 31, 2022, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		2022-2021
	March 31,		Change
(In thousands)	2022	2021	$
Net cash provided by/(used in) operating activities	$44,690	$63,570	$(18,880)
Net cash provided by/(used in) investing activities	(13,894)	(125,114)	111,220
Net cash provided by/(used in) financing activities	6,047	7,564	(1,517)
Effect of foreign exchange rate changes on cash	(123)	(569)	446
Increase (decrease) in cash and cash equivalents	$36,720	$(54,549)	$91,269

Cash Provided by Operating Activities

The net cash provided by operating activities for the three months ended March 31, 2022 was primarily cash flow from net income and favorable changes in accounts payable and income tax payables, partially offset by outflows for inventories.

Cash Used in Investing Activities

The cash used in investing activities for the three months ended March 31, 2022 was primarily from the purchases of property and equipment partially offset by net outflows of purchases, maturities and sales of marketable securities.

Cash Used in Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2022 was primarily the result of the receipt of proceeds from option exercises, partially offset by payments of business acquisition liabilities.

A discussion of our Cash Flows for the three months ended March 31, 2021 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on May 4, 2021.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2022.

Backlog

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. To date, we have experienced delays in locating and obtaining the materials necessary to fulfill our production requirements, which has extended our lead times but has not caused a meaningful backlog of sales orders. Despite the current delays, which we believe are primarily driven by the dynamic nature of COVID-19 and geopolitical impacts on the global supply chain, we believe our supplier relationships and facilities will support our capacity needs for the foreseeable future for Musculoskeletal Solutions. However, it is possible that the impacts of COVID-19 and geopolitical disruptions could cause a backlog of sales orders for Musculoskeletal Solutions products. The delays experienced for sourcing certain components of Enabling Technology products may cause a backlog of sales orders in the foreseeable future. A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the United States. We stock inventory in our warehouse facilities and retain title to consigned inventory which is maintained with our field representatives and hospitals in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times, and quantities required to maintain service levels.

Recently Issued Accounting Pronouncements

For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 2. Summary of Significant Accounting Policies; (k) Recently Issued Accounting Pronouncements” above.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2021, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021 and there have been no significant changes to this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBUS MEDICAL, INC.

Dated:	May 10, 2022	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	May 10, 2022	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)