Form 10-Q
period 2022-06-30
GLOBUS MEDICAL INC
filed 2022-08-04
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 001-35621

GLOBUS MEDICAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3744954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2560 General Armistead Avenue, Audubon, PA 19403-5214	(610) 930-1800
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of exchange on which registered
Class A Common Stock, par value $.001 per share	GMED	New York Stock Exchange

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of August 1, 2022 was 99,515,064 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share values)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$150,772	$193,069
Short-term marketable securities	257,238	250,378
Accounts receivable, net of allowances of $4,182 and $4,962, respectively	192,814	164,436
Inventories	266,043	237,001
Prepaid expenses and other current assets	18,579	18,417
Income taxes receivable	5,722	1,215
Total current assets	891,168	864,516
Property and equipment, net of accumulated depreciation of $321,999 and $305,575, respectively	238,882	221,076
Long-term marketable securities	473,663	562,475
Intangible assets, net	59,131	68,660
Goodwill	182,702	179,708
Other assets	34,007	36,334
Deferred income taxes	35,159	24,494
Total assets	$1,914,712	$1,957,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$34,195	$21,955
Accrued expenses	82,543	91,168
Income taxes payable	3,471	1,046
Business acquisition liabilities	12,623	11,770
Deferred revenue	13,185	12,025
Payable to broker	—	2,200
Total current liabilities	146,017	140,164
Business acquisition liabilities, net of current portion	55,691	58,755
Deferred income taxes	2,511	4,314
Other liabilities	11,400	12,642
Total liabilities	215,619	215,875
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 77,037,205 and 79,113,916 shares at June 30, 2022 and December 31, 2021, respectively	77	79
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at June 30, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	581,907	553,787
Accumulated other comprehensive income/(loss)	(25,368)	(6,772)
Retained earnings	1,142,455	1,194,272
Total equity	1,699,093	1,741,388
Total liabilities and equity	$1,914,712	$1,957,263

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$263,648	$251,016	$494,197	$478,360
Cost of goods sold	68,470	63,846	127,637	118,873
Gross profit	195,178	187,170	366,560	359,487

Operating expenses:
Research and development	17,395	15,547	34,807	30,471
Selling, general and administrative	106,718	107,254	207,466	205,145
Provision for litigation	—	—	2,341	(94)
Amortization of intangibles	4,393	4,623	8,905	9,397
Acquisition related costs	(1,104)	13,870	(1,180)	14,144
Total operating expenses	127,402	141,294	252,339	259,063

Operating income/(loss)	67,776	45,876	114,221	100,424

Other income/(expense), net
Interest income/(expense), net	2,476	2,541	5,019	5,253
Foreign currency transaction gain/(loss)	(1,107)	209	(1,498)	(71)
Other income/(expense)	1,395	307	1,696	521
Total other income/(expense), net	2,764	3,057	5,217	5,703

Income/(loss) before income taxes	70,540	48,933	119,438	106,127
Income tax provision	15,950	7,388	26,764	19,253

Net income/(loss)	$54,590	$41,545	$92,674	$86,874

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	(5,031)	(774)	(13,859)	(2,440)
Foreign currency translation gain/(loss)	(3,170)	1,026	(4,737)	(3,087)
Total other comprehensive income/(loss), net of tax	(8,201)	252	(18,596)	(5,527)
Comprehensive income/(loss)	$46,389	$41,797	$74,078	$81,347

Earnings per share:
Basic	$0.54	$0.41	$0.92	$0.87
Diluted	$0.53	$0.40	$0.90	$0.84
Weighted average shares outstanding:
Basic	100,671	100,449	101,136	100,159
Diluted	102,884	103,475	103,480	102,931

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	8,353	—	—	8,353
Grant of restricted stock units	—	—	—	—	196	—	—	196
Exercise of stock options	184	—	—	—	7,746	—	—	7,746
Comprehensive income/(loss)	—	—	—	—	—	(10,395)	38,084	27,689
Balance at March 31, 2022	79,298	$79	22,430	$22	$570,082	$(17,167)	$1,232,356	$1,785,372
Stock-based compensation	—	—	—	—	8,020	—	—	8,020
Grant of restricted stock units	—	—	—	—	220	—	—	220
Exercise of stock options	90	—	—	—	3,585	—	—	3,585
Comprehensive income/(loss)	—	—	—	—	—	(8,201)	54,590	46,389
Repurchase and retirement of common stock	(2,351)	(2)	—	—	—	—	(144,491)	(144,493)
Balance at June 30, 2022	77,037	$77	22,430	$22	$581,907	$(25,368)	$1,142,455	$1,699,093

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	7,883	—	—	7,883
Grant of restricted stock units	—	—	—	—	163	—	—	163
Exercise of stock options	303	1	—	—	9,100	—	—	9,101
Comprehensive income/(loss)	—	—	—	—	—	(5,779)	45,329	39,550
Balance at March 31, 2021	77,587	$78	22,430	$22	$474,307	$(1,824)	$1,090,411	$1,562,994
Stock-based compensation	—	—	—	—	7,788	—	—	7,788
Grant of restricted stock units	—	—	—	—	197	—	—	197
Exercise of stock options	716	1	—	—	26,496	—	—	26,497
Comprehensive income/(loss)	—	—	—	—	—	252	41,545	41,797
Balance at June 30, 2021	78,303	$79	22,430	$22	$508,788	$(1,572)	$1,131,956	$1,639,273

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$92,674	$86,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,764	36,287
Amortization of premium (discount) on marketable securities	3,208	1,131
Write-down for excess and obsolete inventories, net	4,068	5,000
Stock-based compensation expense	15,989	15,330
Allowance for doubtful accounts	(528)	590
Change in fair value of business acquisition liabilities	(1,390)	14,128
Change in deferred income taxes	(7,939)	(1,783)
(Gain)/loss on disposal of assets, net	200	191
Payment of business acquisition related liabilities	(1,099)	—
(Increase)/decrease in:
Accounts receivable	(30,224)	(25,587)
Inventories	(31,421)	(6,024)
Prepaid expenses and other assets	1,268	845
Increase/(decrease) in:
Accounts payable	12,375	2,737
Accrued expenses and other liabilities	(7,408)	3,559
Income taxes payable/receivable	(1,964)	(10,519)
Net cash provided by/(used in) operating activities	81,573	122,759
Cash flows from investing activities:
Purchases of marketable securities	(179,096)	(293,092)
Maturities of marketable securities	170,572	131,739
Sales of marketable securities	66,655	58,154
Purchases of property and equipment	(43,724)	(22,058)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(1,175)	—
Net cash provided by/(used in) investing activities	13,232	(125,257)
Cash flows from financing activities:
Payment of business acquisition liabilities	(3,553)	(3,105)
Proceeds from exercise of stock options	11,331	35,597
Repurchase of common stock	(144,493)	—
Net cash provided by/(used in) financing activities	(136,715)	32,492
Effect of foreign exchange rates on cash	(387)	(608)
Net increase/(decrease) in cash and cash equivalents	(42,297)	29,386
Cash and cash equivalents at beginning of period	193,069	239,397
Cash and cash equivalents at end of period	$150,772	$268,783
Supplemental disclosures of cash flow information:
Income taxes paid	$36,696	$31,597
Purchases of property and equipment included in accounts payable and accrued expenses	$5,019	$3,537

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of June 30, 2022, and results of operations for the three and six months ended June 30, 2022. The results of operations for any interim period may not be indicative of results for the full year.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three and six months ended June 30, 2022, there was an immaterial amount of revenue recognized from previously deferred revenue.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of June 30, 2022. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included in other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the estimated fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the six months ended June 30, 2022 and 2021, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the six months ended June 30, 2022 or 2021.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. Intangible assets with indefinite useful lives are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the six months ended June 30, 2022 or 2021.

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

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the fourth quarter of 2021, the Company acquired substantially all the assets of Capstone Surgical Technologies, LLC, which engages in the business of advanced drill and robotic surgery platforms. The purchase price consisted of $24.5 million of cash paid at closing, subject to net working capital and other post-closing adjustments, if applicable. The transaction also provides for additional consideration contingent upon the developed products obtaining approval from the U.S. Food and Drug Administration (the “FDA”) of up to $15.0 million, and additional consideration of up to $10.0 million contingent upon the achievement of certain performance milestones. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

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

During the second quarter of 2020, the Company acquired Synoste Oy, a Finnish engineering company that specializes in the research and development of a limb lengthening system. The fair value of the net assets acquired was $25.3 million, and the consideration consisted of approximately $22.8 million of cash paid at closing plus $2.5 million of a contractual holdback obligation payable eighteen months from the closing date of the transaction, subject to net working capital and other post-closing adjustments, if applicable. During the fourth quarter of 2021, the contractual holdback and net working capital and other post-closing adjustments were settled for $2.7 million. The transaction also provides for additional consideration of $8.0 million contingent upon the developed product obtaining approval from the FDA within the third anniversary, or $4.0 million if within the fourth anniversary of the acquisition closing date, respectively. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

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

Business Combinations

During 2022, the Company completed one acquisition in the second quarter that was not considered material to the condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.2 million of cash paid at closing and $4.4 million of contingent consideration payments, resulting in goodwill of $4.6 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Musculoskeletal Solutions	$234,242	$230,263	$451,644	$442,679
Enabling Technologies	29,406	20,753	42,553	35,681
Total net sales	$263,648	$251,016	$494,197	$478,360

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$54,222	$—	$(563)	$53,659
Corporate debt securities	161,078	—	(2,204)	158,874
Commercial paper	25,790	—	(23)	25,767
Asset-backed securities	6,000	—	—	6,000
Government, federal agency, and other sovereign obligations	13,035	—	(97)	12,938
Total short-term marketable securities	$260,125	$—	$(2,887)	$257,238

Long-term:
Municipal bonds	$78,945	$36	$(2,376)	$76,605
Corporate debt securities	296,821	1	(11,450)	285,372
Asset-backed securities	95,929	10	(2,461)	93,478
Government, federal agency, and other sovereign obligations	18,666	—	(458)	18,208
Total long-term marketable securities	$490,361	$47	$(16,745)	$473,663

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$66,379	$99	$(11)	$66,467
Corporate debt securities	107,102	434	(65)	107,471
Commercial paper	38,252	2	(1)	38,253
Asset-backed securities	12,931	58	—	12,989
Government, federal agency, and other sovereign obligations	25,231	—	(33)	25,198
Total short-term marketable securities	$249,895	$593	$(110)	$250,378

Long-term:
Municipal bonds	$91,185	$4	$(409)	$90,780
Corporate debt securities	324,492	351	(1,318)	323,525
Asset-backed securities	128,139	101	(578)	127,662
Government, federal agency, and other sovereign obligations	20,539	—	(31)	20,508
Total long-term marketable securities	$564,355	$456	$(2,336)	$562,475

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of June 30, 2022 and December 31, 2021, respectively.

Purchases of marketable securities include amounts payable to brokers of $2.2 million as of December 31, 2021. Purchases of marketable securities included no amounts payable to brokers as of June 30, 2022.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at June 30, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$53,986	$48,601	$5,385	$—
Municipal bonds	130,264	—	130,264	—
Corporate debt securities	444,246	—	444,246	—
Commercial paper	25,767	—	25,767	—
Asset-backed securities	99,478	—	99,478	—
Government, federal agency, and other sovereign obligations	31,146	—	31,146	—
Liabilities:
Business acquisition liabilities	68,314	—	—	68,314

(In thousands)	Balance at December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26,684	$3,768	$22,916	$—
Municipal bonds	157,247	—	157,247	—
Corporate debt securities	430,996	—	430,996	—
Commercial paper	38,253	—	38,253	—
Asset-backed securities	140,651	—	140,651	—
Government, federal agency, and other sovereign obligations	45,706	—	45,706	—
Liabilities:
Business acquisition liabilities	70,525	—	—	70,525

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.4%	-	4.9%	2.4%
Revenue volatility	14.0%	-	15.8%	14.9%
Discount rate	3.8%	-	8.5%	6.2%
Projected year of payment	2022	-	2032

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and six months ended June 30, 2022 and 2021, respectively included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$68,036	$36,020	$70,525	$37,270
Purchase price contingent consideration	4,414	—	4,414	—
Contingent cash payments	(2,193)	(1,523)	(4,607)	(3,015)
Contingent RSU grants	(220)	(197)	(416)	(360)
Changes in fair value of business acquisition liabilities	(1,126)	13,870	(1,390)	14,128
Contractual payable reclassification	(597)	(175)	(212)	(28)
Ending balance	$68,314	$47,995	$68,314	$47,995

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	June 30,	December 31,
(In thousands)	2022	2021
Raw materials	$54,028	$41,819
Work in process	16,789	17,401
Finished goods	195,226	177,781
Total inventories	$266,043	$237,001

During the three months ended June 30, 2022 and 2021, net adjustments to cost of sales related to excess and obsolete inventory were $2.3 million and $3.4 million, respectively. The net adjustments for the three months ended June 30, 2022 and 2021 reflect a combination of additional expense for excess and obsolete related provisions ($5.2 million and $7.6 million, respectively) offset by sales and disposals ($2.9 million and $4.2 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the six months ended June 30, 2022 and 2021, net adjustments to cost of sales related to excess and obsolete inventory were $4.1 million and $5.0 million, respectively. The net adjustments for the six months ended June 30, 2022 and 2021 reflect a combination of additional expense for excess and obsolete related provisions ($8.6 million and $11.4 million, respectively) offset by sales and disposals ($4.5 million and $6.4 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	June 30,	December 31,
(In thousands)	Life	2022	2021
Land	—	$8,275	$8,296
Buildings and improvements	31.5	46,805	44,672
Equipment	5-15	131,298	113,301
Instruments	5	295,654	285,762
Modules and cases	5	45,799	44,185
Other property and equipment	3-5	33,050	30,435
		560,881	526,651
Less: accumulated depreciation		(321,999)	(305,575)
Total		$238,882	$221,076

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Depreciation	$12,535	$14,506	$24,860	$26,890

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2021 and the six months ended June 30, 2022, respectively included the following:

(In thousands)
December 31, 2020	$156,716
Additions and adjustments	24,251
Foreign exchange	(1,259)
December 31, 2021	179,708
Additions and adjustments	4,589
Foreign exchange	(1,595)
June 30, 2022	$182,702

The composition of intangible assets was as follows:

		June 30, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,067)	$933
Customer relationships & other intangibles	6.4	51,422	(37,658)	13,764
Developed technology	8.0	72,086	(32,928)	39,158
Patents	16.0	8,760	(3,484)	5,276
Total intangible assets		$136,268	$(77,137)	$59,131

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

		December 31, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,867)	$1,133
Customer relationships & other intangibles	6.4	56,264	(37,842)	18,422
Developed technology	8.0	71,947	(28,545)	43,402
Patents	16.1	8,938	(3,235)	5,703
Total intangible assets		$141,149	$(72,489)	$68,660

The following table summarizes amortization of intangible assets for future periods as of June 30, 2022:

(In thousands)	Annual Amortization
Remaining 2022	$8,867
2023	15,816
2024	13,203
2025	8,917
2026	5,474
Thereafter	6,854
Total	$59,131

NOTE 10. ACCRUED EXPENSES

Accrued expense included the following:

	June 30,	December 31,
(In thousands)	2022	2021
Compensation and other employee-related costs	$46,373	$52,407
Legal and other settlements and expenses	4,007	6,124
Accrued non-income taxes	9,630	6,415
Royalties	4,440	4,558
Rebates	8,619	8,725
Other	9,474	12,939
Total accrued expenses	$82,543	$91,168

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (as amended, the “Revolving Credit Facility”), and has a termination date of August 2, 2023. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Daily Bloomberg Short-Term Bank Yield (“BSBY”) (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Daily BSBY Rate plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of June 30, 2022, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200 million of the Company’s Class A common stock. On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200 million of the Company’s Class A common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of June 30, 2022, the Company is authorized to repurchase a total of $150.8 million of Class A common stock. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average price paid per share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 - December 31, 2020	—	—	—	95,294
January 1, 2021 - March 31, 2021	—	—	—	95,294
April 1, 2021 - June 30, 2021	—	—	—	95,294
July 1, 2021 - September 30, 2021	—	—	—	95,294
October 1, 2021 - December 31, 2021	—	—	—	95,294
January 1, 2022 - March 31, 2022	—	—	—	295,294
April 1, 2022 - June 30, 2022	2,351	61.45	144,493	$150,801
January 1, 2020 - June 30, 2022	5,042	$49.42	$249,199

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

The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. The holders of Class A Common and Class B Common vote together as one class of common stock on all matters submitted to a vote of stockholders, except as required by law or our amended and restated Certificate of Incorporation. Each share of our Class B Common is convertible at any time at the option of the holder into one share of our Class A Common. In addition, each share of our Class B Common will convert automatically into one share of our Class A Common upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B Common please see “Exhibit 4.2, Description of Securities of the Registrant” filed with our Annual Report on Form 10-K on February 17, 2022.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2022 and 2021, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)
Other comprehensive income/(loss) before reclassifications	(18,204)	(4,737)	(22,941)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	4,345	—	4,345
Other comprehensive income/(loss), net of tax	(13,859)	(4,737)	(18,596)
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2022	$(14,912)	$(10,456)	$(25,368)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955
Other comprehensive income/(loss) before reclassifications	(3,188)	(3,087)	(6,275)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	748	—	748
Other comprehensive income/(loss), net of tax	(2,440)	(3,087)	(5,527)
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2021	$2,561	$(4,133)	$(1,572)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income/(loss)	54,590	$41,545	$92,674	$86,874
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	100,671	100,449	101,136	100,159
Dilutive stock options and RSUs	2,213	3,026	2,344	2,772
Weighted average shares outstanding for diluted	102,884	103,475	103,480	102,931
Earnings per share:
Basic	0.54	$0.41	$0.92	$0.87
Diluted	0.53	$0.40	$0.90	$0.84

Anti-dilutive stock options and RSUs excluded from the calculation	3,419	1,680	3,397	2,372

NOTE 13. STOCK-BASED AWARDS

We have two stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”), together with the 2012 Plan, the “Plans”. The 2021 Plan is the only active stock plan. The purpose of the 2012 Plan was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, which is generally not more than ten years from the grant date. Options granted to employees generally vest in varying installments over a four-year period.

The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. The 2012 Plan terminated pursuant to its terms in 2022. Following the effectiveness of the 2021 Plan, we have not issued any additional awards under the 2012 Plan; however, awards previously granted under the 2012 Plan remain outstanding and are administered by our Board under the terms and conditions of the 2012 Plan. Under the 2012 Plan, the aggregate number of shares of Class A Common that were able to be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Equity Incentive Plan as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that were able to be issued or transferred pursuant to incentive stock options under the 2012 Plan was limited to 10,769,230 shares. The shares of Class A Common covered by the 2012 Plan included authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. Under the 2021 Plan, as originally approved, the aggregate number of shares of Class A Common that were able to be issued subject to options and other awards was equal to the sum of (i) 2,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, were forfeited, terminated, expired or lapse for any reason, or were settled for cash without delivery of shares. The number of shares that could be issued or transferred pursuant to incentive stock options under the 2021 Plan was limited to 2,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

On June 2, 2022, the Company’s stockholders approved an amendment to the 2021 Plan (the “2021 Plan Amendment”). The 2021 Plan Amendment increased the number of shares of Class A Common that may be issued or transferred pursuant to awards under the 2021 Plan by 2,000,000 shares to 4,000,000 shares. The 2021 Plan Amendment also increased the aggregate number of shares of Class A Common that may be issued or transferred under the 2021 Plan pursuant to incentive stock options under Section 422 of the Code from 2,000,000 to 4,000,000.

As of June 30, 2022, pursuant to the 2021 Plan, there were 5,514,293 shares of Class A Common reserved and 3,520,451 shares of Class A Common available for future grants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Stock Options

Stock option activity during the six months ended June 30, 2022 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2021	9,462	$48.01
Granted	1,604	65.04
Exercised	(274)	41.56
Forfeited	(593)	59.84
Outstanding at June 30, 2022	10,199	$50.19	6.9	$96,142
Exercisable at June 30, 2022	5,557	$42.62	5.8	$79,720
Expected to vest at June 30, 2022	4,642	$59.26	8.2	$16,423

The total intrinsic value of stock options exercised was $2.7 million and $25.0 million during the three months ended June 30, 2022, and 2021, respectively. The total intrinsic value of stock options exercised was $7.4 million and $35.1 million during the six months ended June 30, 2022, and 2021, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2022			2021
Risk-free interest rate	1.46%	-	3.36%	0.40%	-	0.84%
Expected term (years)	4.7	-	4.8	4.8
Expected volatility	34.0%	-	35.0%		34.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended June 30, 2022, and 2021 was $23.93 and $21.30 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2022, and 2021 was $21.05 and $19.58 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the six months ended June 30, 2022 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2021	29	$72.54
Granted	6	66.08
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	35	$71.37	8.3

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Stock-based compensation expense	$7,837	$7,632	$15,989	$15,330
Net stock-based compensation capitalized into inventory	184	156	384	341
Total stock-based compensation cost	$8,021	$7,788	$16,373	$15,671

As of June 30, 2022, there was $68.8 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of approximately three years.

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

The following table provides a summary of our effective tax rate for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Effective income tax rate	22.6%	15.1%	22.4%	18.1%

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBEL®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON IC®, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of June 30, 2022.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage our business globally within one operating segment, and segment information is consistent with how the chief operating decision makers review the business, make investing and resource allocation decisions and assess operating performance.

The following table represents total net sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
United States	$225,280	$215,119	$421,683	$408,436
International	38,368	35,897	72,514	69,924
Total net sales	$263,648	$251,016	$494,197	$478,360

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

Overview

Globus Medical, Inc. (together, as applicable, with its consolidated subsidiaries, “Globus,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions and whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals, ambulatory surgery centers and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives.

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

COVID-19 Update

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. Under these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if a resurgence of COVID-19 infections occurs and governments mandate restrictions, including restrictions on elective surgeries, we do expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

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

Enabling Technologies

Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

market for our Enabling Technologies in spine and orthopedic surgery is still in its infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.

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

During the six months ended June 30, 2022, international net sales accounted for approximately 14.7% of our total net sales. We have sold our products in approximately 50 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
United States	$225,280	$215,119	$10,161	4.7%
International	38,368	35,897	2,470	6.9%
Total net sales	$263,648	$251,016	$12,631	5.0%

In the United States, the increase in net sales of $10.2 million for the three month period ended June 30, 2022 was due to an increase in sales volume of enabling technologies and spine product sales, including robotic instruments, resulting from penetration in existing territories.

International net sales increased by $2.5 million for the three month period ended June 30, 2022 due to an increase in sales volume of enabling technologies and spine product sales, including robotic instruments, resulting from penetration in existing territories, partially offset by lower sales in Japan due to the transition of our sales force composition.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cost of Goods Sold

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Cost of goods sold	$68,470	$63,846	$4,624	7.2%
Percentage of net sales	26.0%	25.4%

The $4.6 million increase in cost of goods sold was primarily due to increased volume, unfavorable freight trends, and unfavorable production variances, partially offset by lower depreciation and inventory reserves and write-offs.

Research and Development Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Research and development	$17,395	$15,547	$1,848	11.9%
Percentage of net sales	6.6%	6.2%

The $1.8 million increase in research and development expenses was primarily due to an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Selling, general and administrative	$106,718	$107,254	$(536)	-0.5%
Percentage of net sales	40.5%	42.7%

The balances for selling, general and administrative expenses are consistent for the three month period ended June 30, 2022 compared to the three month period ended June 30, 2021.

Provision for Litigation

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Provision for litigation	$—	$—	$—	—
Percentage of net sales	0.0%	0.0%

The provision for litigation was immaterial for the three month periods ended June 30, 2022 and 2021.

Amortization of Intangibles

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Amortization of intangibles	$4,393	$4,623	$(230)	-5.0%
Percentage of net sales	1.7%	1.8%

The decrease in the amortization of intangibles is primarily due to individual intangible assets reaching their full amortization.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Acquisition Related Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Acquisition related costs	$(1,104)	$13,870	$(14,974)	-108.0%
Percentage of net sales	-0.4%	5.5%

The decrease in acquisition related costs is due to changes in fair value of business acquisition liabilities.

Other Income/(expense), Net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Other income/(expense), net	$2,764	$3,057	$(293)	-9.6%
Percentage of net sales	1.0%	1.2%

The decrease in other income/(expense) is due to an unfavorable change in foreign exchange rates partially offset by a reimbursement for damaged inventory and instrumentation.

Income Tax Provision

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Income tax provision	$15,950	$7,388	$8,562	115.9%
Effective income tax rate	22.6%	15.1%

The increase in the effective income tax rate was primarily due to the lower impact of stock option exercises.

A discussion of our Results of Operations for the three months ended June 30, 2021 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020.” on our Form 10-Q filed on August 4, 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
United States	$421,683	$408,436	$13,247	3.2%
International	72,514	69,924	2,590	3.7%
Total net sales	$494,197	$478,360	$15,837	3.3%

In the United States, the increase in net sales of $13.2 million was due primarily to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $2.6 million, which was due primarily to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies, partially offset by lower sales in Japan due to the transition of our sales force composition.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cost of Goods Sold

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Cost of goods sold	$127,637	$118,873	$8,764	7.4%
Percentage of net sales	25.8%	24.9%

The $8.8 million increase in cost of goods sold was primarily due to increased volume, unfavorable production variances, and unfavorable freight trends, partially offset by lower depreciation.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Research and development	$34,807	$30,471	$4,336	14.2%
Percentage of net sales	7.0%	6.4%

The $4.3 million increase in research and development expenses was primarily due to an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Selling, general and administrative	$207,466	$205,145	$2,321	1.1%
Percentage of net sales	42.0%	42.9%

The increase in selling, general and administrative expenses was primarily due to an increase in travel and meeting expenses, partially offset by a decrease in employee benefit costs.

Provision for Litigation

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Provision for litigation	$2,341	$(94)	$2,435	-2590.4%
Percentage of net sales	0.5%	0.0%

The provision for litigation for the six month period ended June 30, 2022 includes a legal settlement and for the period ended June 30, 2021 includes a receipt of a settlement.

Amortization of Intangibles

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Amortization of intangibles	$8,905	$9,397	$(492)	-5.2%
Percentage of net sales	1.8%	2.0%

The decrease in the amortization of intangibles is primarily due to individual intangible assets reaching their full amortization.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Acquisition Related Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Acquisition related costs	$(1,180)	$14,144	$(15,324)	-108.3%
Percentage of net sales	-0.2%	3.0%

Acquisition related costs increased due to changes in fair value of business acquisition liabilities.

Other Income/(expense), Net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Other income, net	$5,217	$5,703	$(486)	-8.5%
Percentage of net sales	1.1%	1.2%

The decrease in other income/(expense) is due to change in foreign exchange rates partially offset by a reimbursement for damaged inventory and instrumentation.

Income Tax Provision

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Income tax provision	$26,764	$19,253	$7,511	39.0%
Effective income tax rate	22.4%	18.1%

The increase in the effective income tax rate was primarily due to the lower impact of stock option exercises.

A discussion of our Results of Operations for the six months ended June 30, 2021 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.” on our Form 10-Q filed on August 4, 2021.

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

In August 2020, we entered into the Credit Agreement with Citizens Bank, N.A. which provides a Revolving Credit Facility permitting borrowings up to $125.0 million. As amended, the Credit Agreement has a termination date of August 2, 2023. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of June 30, 2022, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		2022-2021
	June 30,		Change
(In thousands)	2022	2021	$
Net cash provided by/(used in) operating activities	$81,573	$122,759	$(41,186)
Net cash provided by/(used in) investing activities	13,232	(125,257)	138,489
Net cash provided by/(used in) financing activities	(136,715)	32,492	(169,207)
Effect of foreign exchange rate changes on cash	(387)	(608)	221
Increase (decrease) in cash and cash equivalents	$(42,297)	$29,386	$(71,683)

Cash Provided by Operating Activities

The net cash provided by operating activities for the six months ended June 30, 2022 was primarily cash flow from net income and favorable changes in accounts payable, partially offset by unfavorable changes in accounts receivables and outflows for inventories and accrued expenses and other liabilities.

Cash Used in Investing Activities

The cash provided by investing activities for the six months ended June 30, 2022 was primarily from the net inflows of purchases, maturities and sales of marketable securities, partially offset by purchases of property and equipment.

Cash Used in Financing Activities

The net cash used in financing activities for the six months ended June 30, 2022 was primarily the result of the repurchased Class A common stock.

A discussion of our Cash Flows for the six months ended June 30, 2021 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on August 4, 2021.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2022.

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

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout our Annual Report on Form 10-K for the year ended December 31, 2021, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”, and those discussed in other documents we file with the U.S. Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

We repurchase shares of the Company’s Class A common stock pursuant to the publicly announced share repurchase program authorized by the Board of Directors in March 2020 and the expansion of the stock repurchase plan authorized by the Board of Directors in March 2022. All of our share repurchases during the second quarter of 2022 were made through a broker in the open market.

The following table contains information for shares repurchased during the three months ended June 30, 2022. None of the shares in this table were repurchased directly from any of our officers or directors.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
April 1, 2022 - April 30, 2022	—	$—	—	$295,294
May 1, 2022 - May 31, 2022	1,866	63.35	1,866	177,094
June 1, 2022 - June 30, 2022	485	$54.16	485	$150,801
Total	2,351		2,351

(a)On March 11, 2020, our Board of Directors authorized a share repurchase program that allows for the repurchase up to $200 million of the Company’s Class A common stock. On March 4, 2022, our Board of Directors authorized the expansion of the share repurchase program of the Company’s Class A common stock by an additional $200 million. The shares may be purchased through privately negotiated or open market transactions. This program has no time limit and may be suspended for periods or discontinued at any time.

(b)Inclusive of an immaterial amount of commission fees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Form 8-K Item 1.01 Disclosure

On August 3, 2022, the Company entered into an amendment to the Credit Agreement with Citizens Bank, N.A. (the “Credit Agreement Amendment”) to, among other things, extend the maturity date of the Company’s Revolving Credit Facility to August 2, 2023.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Exhibit No.	Item
10.1*	Second Amendment to Credit Agreement, dated as of August 3, 2022, by and among Globus Medical, Inc., Globus Medical North America, Inc., and Citizens Banks, N.A.***
10.2	2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 3, 2022).
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish on a supplemental basis a copy of the omitted schedules and exhibits to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	August 4, 2022	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	August 4, 2022	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)