Form 10-Q
period 2022-09-30
GLOBUS MEDICAL INC
filed 2022-11-08
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of November 4, 2022 was 99,842,557 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share values)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$134,223	$193,069
Short-term marketable securities	271,063	250,378
Accounts receivable, net of allowances of $4,284 and $4,962, respectively	206,307	164,436
Inventories	282,408	237,001
Prepaid expenses and other current assets	23,803	18,417
Income taxes receivable	2,197	1,215
Total current assets	920,001	864,516
Property and equipment, net of accumulated depreciation of $332,917 and $305,575, respectively	236,342	221,076
Long-term marketable securities	503,965	562,475
Intangible assets, net	54,057	68,660
Goodwill	181,774	179,708
Other assets	35,654	36,334
Deferred income taxes	44,719	24,494
Total assets	$1,976,512	$1,957,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,971	$21,955
Accrued expenses	88,361	91,168
Income taxes payable	1,308	1,046
Business acquisition liabilities	11,329	11,770
Deferred revenue	12,286	12,025
Payable to broker	—	2,200
Total current liabilities	145,255	140,164
Business acquisition liabilities, net of current portion	52,965	58,755
Deferred income taxes	1,578	4,314
Other liabilities	12,603	12,642
Total liabilities	212,401	215,875
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 77,401,459 and 79,113,916 shares at September 30, 2022 and December 31, 2021, respectively	77	79
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at September 30, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	606,352	553,787
Accumulated other comprehensive income/(loss)	(32,226)	(6,772)
Retained earnings	1,189,886	1,194,272
Total equity	1,764,111	1,741,388
Total liabilities and equity	$1,976,512	$1,957,263

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$254,148	$229,721	$748,345	$708,081
Cost of goods sold	65,497	58,554	193,134	177,427
Gross profit	188,651	171,167	555,211	530,654

Operating expenses:
Research and development	18,701	15,853	53,508	46,324
Selling, general and administrative	106,576	96,444	314,042	301,589
Provision for litigation	—	605	2,341	511
Amortization of intangibles	4,324	4,573	13,229	13,970
Acquisition related costs	(652)	363	(1,832)	14,507
Total operating expenses	128,949	117,838	381,288	376,901

Operating income/(loss)	59,702	53,329	173,923	153,753

Other income/(expense), net
Interest income/(expense), net	3,899	2,105	8,918	7,358
Foreign currency transaction gain/(loss)	(2,210)	(898)	(3,708)	(969)
Other income/(expense)	74	(84)	1,770	437
Total other income/(expense), net	1,763	1,123	6,980	6,826

Income/(loss) before income taxes	61,465	54,452	180,903	160,579
Income tax provision	14,034	7,241	40,799	26,494

Net income/(loss)	$47,431	$47,211	$140,104	$134,085

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	(4,380)	(991)	(18,239)	(3,431)
Foreign currency translation gain/(loss)	(2,478)	(491)	(7,215)	(3,578)
Total other comprehensive income/(loss), net of tax	(6,858)	(1,482)	(25,454)	(7,009)
Comprehensive income/(loss)	$40,573	$45,729	$114,650	$127,076

Earnings per share:
Basic	$0.48	$0.47	$1.39	$1.33
Diluted	$0.47	$0.45	$1.36	$1.30
Weighted average shares outstanding:
Basic	99,652	101,104	100,638	100,477
Diluted	101,417	104,418	102,789	103,430

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	8,353	—	—	8,353
Grant of restricted stock units	—	—	—	—	196	—	—	196
Exercise of stock options	184	—	—	—	7,746	—	—	7,746
Comprehensive income/(loss)	—	—	—	—	—	(10,395)	38,084	27,689
Balance at March 31, 2022	79,298	$79	22,430	$22	$570,082	$(17,167)	$1,232,356	$1,785,372
Stock-based compensation	—	—	—	—	8,020	—	—	8,020
Grant of restricted stock units	—	—	—	—	220	—	—	220
Exercise of stock options	90	—	—	—	3,585	—	—	3,585
Comprehensive income/(loss)	—	—	—	—	—	(8,201)	54,590	46,389
Repurchase and retirement of common stock	(2,351)	(2)	—	—	—	—	(144,491)	(144,493)
Balance at June 30, 2022	77,037	$77	22,430	$22	$581,907	$(25,368)	$1,142,455	$1,699,093
Stock-based compensation	—	—	—	—	8,434	—	—	8,434
Grant of restricted stock units	—	—	—	—	1,116	—	—	1,116
Exercise of stock options	364	—	—	—	14,895	—	—	14,895
Comprehensive income/(loss)	—	—	—	—	—	(6,858)	47,431	40,573
Balance at September 30, 2022	77,401	$77	22,430	$22	$606,352	$(32,226)	$1,189,886	$1,764,111

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	7,883	—	—	7,883
Grant of restricted stock units	—	—	—	—	163	—	—	163
Exercise of stock options	303	1	—	—	9,100	—	—	9,101
Comprehensive income/(loss)	—	—	—	—	—	(5,779)	45,329	39,550
Balance at March 31, 2021	77,587	$78	22,430	$22	$474,307	$(1,824)	$1,090,411	$1,562,994
Stock-based compensation	—	—	—	—	7,788	—	—	7,788
Grant of restricted stock units	—	—	—	—	197	—	—	197
Exercise of stock options	716	1	—	—	26,496	—	—	26,497
Comprehensive income/(loss)	—	—	—	—	—	252	41,545	41,797
Balance at June 30, 2021	78,303	$79	22,430	$22	$508,788	$(1,572)	$1,131,956	$1,639,273
Stock-based compensation	—	—	—	—	7,621	—	—	7,621
Grant of restricted stock units	—	—	—	—	1,311	—	—	1,311
Exercise of stock options	727	—	—	—	24,335	—	—	24,335
Comprehensive income/(loss)	—	—	—	—	—	(1,482)	47,211	45,729
Balance at September 30, 2021	79,030	$79	22,430	$22	$542,055	$(3,054)	$1,179,167	$1,718,269

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$140,104	$134,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,342	53,038
Amortization of premium (discount) on marketable securities	4,446	1,763
Write-down for excess and obsolete inventories, net	5,890	5,570
Stock-based compensation expense	24,303	22,781
Allowance for doubtful accounts	(396)	883
Change in fair value of business acquisition liabilities	(2,043)	14,336
Change in deferred income taxes	(17,014)	(3,131)
(Gain)/loss on disposal of assets, net	241	383
Payment of business acquisition related liabilities	(2,021)	—
(Increase)/decrease in:
Accounts receivable	(46,200)	(19,928)
Inventories	(48,650)	(9,161)
Prepaid expenses and other assets	(6,866)	(794)
Increase/(decrease) in:
Accounts payable	10,407	2,521
Accrued expenses and other liabilities	1,660	7,500
Income taxes payable/receivable	(710)	(9,825)
Net cash provided by/(used in) operating activities	114,493	200,021
Cash flows from investing activities:
Purchases of marketable securities	(322,100)	(347,057)
Maturities of marketable securities	239,126	171,886
Sales of marketable securities	89,978	82,882
Purchases of property and equipment	(55,707)	(39,853)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(1,175)	—
Net cash provided by/(used in) investing activities	(49,878)	(132,142)
Cash flows from financing activities:
Payment of business acquisition liabilities	(5,288)	(4,763)
Proceeds from exercise of stock options	26,228	59,933
Repurchase of common stock	(144,493)	—
Net cash provided by/(used in) financing activities	(123,553)	55,170
Effect of foreign exchange rates on cash	92	(570)
Net increase/(decrease) in cash and cash equivalents	(58,846)	122,479
Cash and cash equivalents at beginning of period	193,069	239,397
Cash and cash equivalents at end of period	$134,223	$361,876
Supplemental disclosures of cash flow information:
Income taxes paid	$58,301	$39,450
Purchases of property and equipment included in accounts payable and accrued expenses	$5,341	$3,491

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

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of September 30, 2022, and results of operations for the three and nine months ended September 30, 2022. The results of operations for any interim period may not be indicative of results for the full year.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three and nine months ended September 30, 2022, there was an immaterial amount of revenue recognized from previously deferred revenue.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of September 30, 2022. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included in other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the estimated fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the nine months ended September 30, 2022 and 2021, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to sixteen years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the nine months ended September 30, 2022 or 2021.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. Intangible assets with indefinite useful lives are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the nine months ended September 30, 2022 or 2021.

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

Business Combinations

During the first nine months of 2022, the Company completed one acquisition in the second quarter that was not considered material to the condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.2 million of cash paid at closing and $4.4 million of contingent consideration payments, resulting in goodwill of $4.6 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

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

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Musculoskeletal Solutions	$230,060	$209,478	$681,704	$652,157
Enabling Technologies	24,088	20,243	66,641	55,924
Total net sales	$254,148	$229,721	$748,345	$708,081

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$65,662	$—	$(1,457)	$64,205
Corporate debt securities	191,993	—	(3,646)	188,347
Commercial paper	8,644	—	(12)	8,632
Asset-backed securities	—	—	—	—
Government, federal agency, and other sovereign obligations	9,942	—	(63)	9,879
Total short-term marketable securities	$276,241	$—	$(5,178)	$271,063

Long-term:
Municipal bonds	$67,771	$—	$(2,497)	$65,274
Corporate debt securities	280,053	—	(12,779)	267,274
Asset-backed securities	116,909	—	(3,340)	113,569
Government, federal agency, and other sovereign obligations	59,395	—	(1,547)	57,848
Total long-term marketable securities	$524,128	$—	$(20,163)	$503,965

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$66,379	$99	$(11)	$66,467
Corporate debt securities	107,102	434	(65)	107,471
Commercial paper	38,252	2	(1)	38,253
Asset-backed securities	12,931	58	—	12,989
Government, federal agency, and other sovereign obligations	25,231	—	(33)	25,198
Total short-term marketable securities	$249,895	$593	$(110)	$250,378

Long-term:
Municipal bonds	$91,185	$4	$(409)	$90,780
Corporate debt securities	324,492	351	(1,318)	323,525
Asset-backed securities	128,139	101	(578)	127,662
Government, federal agency, and other sovereign obligations	20,539	—	(31)	20,508
Total long-term marketable securities	$564,355	$456	$(2,336)	$562,475

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of September 30, 2022 and December 31, 2021, respectively.

Purchases of marketable securities include amounts payable to brokers of $2.2 million as of December 31, 2021. Purchases of marketable securities included no amounts payable to brokers as of September 30, 2022.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at September 30, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,247	$2,247	$—	$—
Municipal bonds	129,479	—	129,479	—
Corporate debt securities	455,621	—	455,621	—
Commercial paper	8,632	—	8,632	—
Asset-backed securities	113,569	—	113,569	—
Government, federal agency, and other sovereign obligations	67,727	—	67,727	—
Liabilities:
Business acquisition liabilities	64,294	—	—	64,294

(In thousands)	Balance at December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26,684	$3,768	$22,916	$—
Municipal bonds	157,247	—	157,247	—
Corporate debt securities	430,996	—	430,996	—
Commercial paper	38,253	—	38,253	—
Asset-backed securities	140,651	—	140,651	—
Government, federal agency, and other sovereign obligations	45,706	—	45,706	—
Liabilities:
Business acquisition liabilities	70,525	—	—	70,525

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

The change in the carrying value of the business acquisition liabilities during the three and nine months ended September 30, 2022 and 2021, respectively included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$68,314	$47,995	$70,525	$37,270
Purchase price contingent consideration	—	12,628	4,414	12,628
Contingent cash payments	(2,657)	(1,613)	(7,264)	(4,628)
Contingent RSU grants	(1,116)	(1,311)	(1,532)	(1,671)
Changes in fair value of business acquisition liabilities	(653)	208	(2,043)	14,336
Contractual payable reclassification	406	(65)	194	(93)
Ending balance	$64,294	$57,842	$64,294	$57,842

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	September 30,	December 31,
(In thousands)	2022	2021
Raw materials	$55,961	$41,819
Work in process	20,160	17,401
Finished goods	206,287	177,781
Total inventories	$282,408	$237,001

During the three months ended September 30, 2022 and 2021, net adjustments to cost of sales related to excess and obsolete inventory were $1.8 million and $0.6 million, respectively. The net adjustments for the three months ended September 30, 2022 and 2021 reflect a combination of additional expense for excess and obsolete related provisions ($10.4 million and $3.8 million, respectively) offset by sales and disposals ($8.6 million and $3.2 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the nine months ended September 30, 2022 and 2021, net adjustments to cost of sales related to excess and obsolete inventory were $5.9 million and $5.6 million, respectively. The net adjustments for the nine months ended September 30, 2022 and 2021 reflect a combination of additional expense for excess and obsolete related provisions ($19.0 million and $15.2 million, respectively) offset by sales and disposals ($13.1 million and $9.6 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	September 30,	December 31,
(In thousands)	Life	2022	2021
Land	—	$8,248	$8,296
Buildings and improvements	31.5	47,233	44,672
Equipment	5-15	136,717	113,301
Instruments	5	303,656	285,762
Modules and cases	5	46,869	44,185
Other property and equipment	3-5	26,536	30,435
		569,259	526,651
Less: accumulated depreciation		(332,917)	(305,575)
Total		$236,342	$221,076

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Depreciation	$13,254	$12,178	$38,113	$39,068

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2021 and the nine months ended September 30, 2022, respectively included the following:

(In thousands)
December 31, 2020	$156,716
Additions and adjustments	24,251
Foreign exchange	(1,259)
December 31, 2021	179,708
Additions and adjustments	4,589
Foreign exchange	(2,523)
September 30, 2022	$181,774

The composition of intangible assets was as follows:

		September 30, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,167)	$833
Customer relationships & other intangibles	6.4	49,640	(37,864)	11,776
Developed technology	8.0	71,401	(34,983)	36,418
Patents	16.0	8,618	(3,588)	5,030
Total intangible assets		$133,659	$(79,602)	$54,057

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

		December 31, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,867)	$1,133
Customer relationships & other intangibles	6.4	56,264	(37,842)	18,422
Developed technology	8.0	71,947	(28,545)	43,402
Patents	16.1	8,938	(3,235)	5,703
Total intangible assets		$141,149	$(72,489)	$68,660

The following table summarizes amortization of intangible assets for future periods as of September 30, 2022:

(In thousands)	Annual Amortization
Remaining 2022	$4,359
2023	15,601
2024	13,101
2025	8,815
2026	5,371
Thereafter	6,810
Total	$54,057

NOTE 10. ACCRUED EXPENSES

Accrued expense included the following:

	September 30,	December 31,
(In thousands)	2022	2021
Compensation and other employee-related costs	$48,615	$52,407
Legal and other settlements and expenses	4,202	6,124
Accrued non-income taxes	12,738	6,415
Royalties	3,873	4,558
Rebates	9,210	8,725
Other	9,723	12,939
Total accrued expenses	$88,361	$91,168

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (as amended, the “Revolving Credit Facility”), and has a termination date of August 2, 2023. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Daily Bloomberg Short-Term Bank Yield (“BSBY”) (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Daily BSBY Rate plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of September 30, 2022, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200 million of the Company’s Class A common stock. On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200 million of the Company’s Class A common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of September 30, 2022, the Company is authorized to repurchase a total of $150.8 million of Class A common stock. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average price paid per share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 - December 31, 2020	—	—	—	95,294
January 1, 2021 - March 31, 2021	—	—	—	95,294
April 1, 2021 - June 30, 2021	—	—	—	95,294
July 1, 2021 - September 30, 2021	—	—	—	95,294
October 1, 2021 - December 31, 2021	—	—	—	95,294
January 1, 2022 - March 31, 2022	—	—	—	295,294
April 1, 2022 - June 30, 2022	2,351	61.45	144,493	150,801
July 1, 2022 - September 30, 2022	—	—	—	$150,801
January 1, 2020 - September 30, 2022	5,042	$49.42	$249,199

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2022 and 2021, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)
Other comprehensive income/(loss) before reclassifications	(23,959)	(7,215)	(31,174)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	5,720	—	5,720
Other comprehensive income/(loss), net of tax	(18,239)	(7,215)	(25,454)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2022	$(19,292)	$(12,934)	$(32,226)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955
Other comprehensive income/(loss) before reclassifications	(4,179)	(3,578)	(7,757)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	748	—	748
Other comprehensive income/(loss), net of tax	(3,431)	(3,578)	(7,009)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2021	$1,570	$(4,624)	$(3,054)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income/(loss)	47,431	$47,211	$140,104	$134,085
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	99,652	101,104	100,638	100,477
Dilutive stock options and RSUs	1,765	3,314	2,151	2,953
Weighted average shares outstanding for diluted	101,417	104,418	102,789	103,430
Earnings per share:
Basic	0.48	$0.47	$1.39	$1.33
Diluted	0.47	$0.45	$1.36	$1.30

Anti-dilutive stock options and RSUs excluded from the calculation	4,362	1,748	3,720	2,164

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

As of September 30, 2022, pursuant to the 2021 Plan, there were 5,649,132 shares of Class A Common reserved and 2,858,843 shares of Class A Common available for future grants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Stock Options

Stock option activity during the nine months ended September 30, 2022 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2021	9,462	$48.01
Granted	2,441	63.56
Exercised	(638)	41.28
Forfeited	(787)	59.93
Outstanding at September 30, 2022	10,478	$51.16	6.9	$112,947
Exercisable at September 30, 2022	5,459	$43.40	5.7	$91,874
Expected to vest at September 30, 2022	5,020	$59.61	8.3	$21,072

The total intrinsic value of stock options exercised was $7.9 million and $33.8 million during the three months ended September 30, 2022, and 2021, respectively. The total intrinsic value of stock options exercised was $15.3 million and $68.9 million during the nine months ended September 30, 2022, and 2021, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2022			2021
Risk-free interest rate	1.46%	-	3.51%	0.40%	-	0.84%
Expected term (years)	4.7	-	9.9	4.8
Expected volatility	33.0%	-	35.0%	33.0%	-	34.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended September 30, 2022, and 2021 was $23.16 and $24.11 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2022, and 2021 was $21.78 and $20.19 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the nine months ended September 30, 2022 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2021	29	$72.54
Granted	25	61.13
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2022	54	$67.20	8.0

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Stock-based compensation expense	$8,314	$7,451	$24,303	$22,781
Net stock-based compensation capitalized into inventory	120	170	504	511
Total stock-based compensation cost	$8,434	$7,621	$24,807	$23,292

As of September 30, 2022, there was $78.8 million of unrecognized compensation expense related to unvested employee stock options that are expected to vest over a weighted average period of approximately three years.

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

The following table provides a summary of our effective tax rate for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Effective income tax rate	22.8%	13.3%	22.6%	16.5%

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBEL®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON IC®, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of September 30, 2022.

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

The following table represents total net sales by geographic area, based on the location of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
United States	$217,024	$198,172	$638,707	$606,608
International	37,124	31,549	109,638	101,473
Total net sales	$254,148	$229,721	$748,345	$708,081

NOTE 17. SUBSEQUENT EVENT

On October 11, 2022, the Company acquired the membership interests of Harvest Biologics, LLC, which engages in the business of selling systems that produce autologous biologics. The purchase price is a cash payment of $30 million, subject to post-closing adjustments, if applicable.

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

During the nine months ended September 30, 2022, international net sales accounted for approximately 14.7% of our total net sales. We have sold our products in approximately 50 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
United States	$217,024	$198,172	$18,852	9.5%
International	37,124	31,549	5,575	17.7%
Total net sales	$254,148	$229,721	$24,427	10.6%

In the United States, the increase in net sales of $18.9 million for the three month period ended September 30, 2022 was due to an increase in spine product sales, including robotic instruments, resulting from penetration in existing territories and sales volume of enabling technologies.

International net sales increased by $5.6 million for the three month period ended September 30, 2022 due to an increase in spine product sales, including robotic instruments, resulting from penetration in existing territories, and sales volume of enabling technologies, partially offset by lower sales in Japan due to the transition of our sales force composition.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cost of Goods Sold

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Cost of goods sold	$65,497	$58,554	$6,943	11.9%
Percentage of net sales	25.8%	25.5%

The $6.9 million increase in cost of goods sold was primarily due to increased volume, higher inventory reserves and unfavorable freight trends, partially offset by lower inventory write-offs.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Research and development	$18,701	$15,853	$2,848	18.0%
Percentage of net sales	7.4%	6.9%

The $2.8 million increase in research and development expenses was primarily due to an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Selling, general and administrative	$106,576	$96,444	$10,132	10.5%
Percentage of net sales	41.9%	42.0%

The $10.1 million increase in selling, general and administrative expenses was primarily due to an increase in commission expenses resulting from higher product sales and travel and meeting expenses for the three month period ended September 30, 2022 compared to the three month period ended September 30, 2021.

Provision for Litigation

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Provision for litigation	$—	$605	$(605)	-100.0%
Percentage of net sales	0.0%	0.3%

The provision for litigation was immaterial for the three month periods ended September 30, 2022 and 2021.

Amortization of Intangibles

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Amortization of intangibles	$4,324	$4,573	$(249)	-5.4%
Percentage of net sales	1.7%	2.0%

The decrease in the amortization of intangibles is primarily due to individual intangible assets reaching their full amortization.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Acquisition Related Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Acquisition related costs	$(652)	$363	$(1,015)	-279.6%
Percentage of net sales	-0.3%	0.2%

The decrease in acquisition related costs is due to changes in fair value of business acquisition liabilities.

Other Income/(expense), Net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Other income/(expense), net	$1,763	$1,123	$640	57.0%
Percentage of net sales	0.7%	0.5%

The increase in other income/(expense) is due to an increase in interest income partially offset by change in foreign exchange rates.

Income Tax Provision

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Income tax provision	$14,034	$7,241	$6,793	93.8%
Effective income tax rate	22.8%	13.3%

The increase in the effective income tax rate was primarily due to the lower impact of stock option exercises.

A discussion of our Results of Operations for the three months ended September 30, 2021 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.” on our Form 10-Q filed on November 4, 2021.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
United States	$638,707	$606,608	$32,099	5.3%
International	109,638	101,473	8,165	8.0%
Total net sales	$748,345	$708,081	$40,264	5.7%

In the United States, the increase in net sales of $32.1 million was due primarily to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $8.2 million, which was due primarily to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies, partially offset by lower sales in Japan due to the transition of our sales force composition.

Cost of Goods Sold

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Cost of goods sold	$193,134	$177,427	$15,707	8.9%
Percentage of net sales	25.8%	25.1%

The $15.7 million increase in cost of goods sold was primarily due to increased volume, unfavorable freight trends and production variances, partially offset by lower inventory write-offs and lower depreciation.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Research and development	$53,508	$46,324	$7,184	15.5%
Percentage of net sales	7.2%	6.5%

The $7.2 million increase in research and development expenses was primarily due to an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Selling, general and administrative	$314,042	$301,589	$12,453	4.1%
Percentage of net sales	42.0%	42.6%

The $12.5 million increase in selling, general and administrative expenses was primarily due to an increase in travel and meeting expenses and an increase in commission expenses resulting from higher product sales, partially offset by a decrease in employee benefit costs.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Provision for Litigation

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Provision for litigation	$2,341	$511	$1,830	358.1%
Percentage of net sales	0.3%	0.1%

The provision for litigation for the nine month period ended September 30, 2022 includes a legal settlement and for the period ended September 30, 2021 includes a receipt of a settlement.

Amortization of Intangibles

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Amortization of intangibles	$13,229	$13,970	$(741)	-5.3%
Percentage of net sales	1.8%	2.0%

The decrease in the amortization of intangibles is primarily due to individual intangible assets reaching their full amortization.

Acquisition Related Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Acquisition related costs	$(1,832)	$14,507	$(16,339)	-112.6%
Percentage of net sales	-0.2%	2.0%

Acquisition related costs decreased due to favorable changes in fair value of business acquisition liabilities during the nine months ended September 30, 2022 compared to unfavorable changes in fair value of business acquisition liabilities during the nine months ended September 30, 2021.

Other Income/(expense), Net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Other income, net	$6,980	$6,826	$154	2.3%
Percentage of net sales	0.9%	1.0%

The increase in other income/(expense) is due to an increase in interest income and a reimbursement for damaged inventory and instrumentation, partially offset by change in foreign exchange rates.

Income Tax Provision

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2022	2021	$	%
Income tax provision	$40,799	$26,494	$14,305	54.0%
Effective income tax rate	22.6%	16.5%

The increase in the effective income tax rate was primarily due to the lower impact of stock option exercises.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

A discussion of our Results of Operations for the nine months ended September 30, 2021 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.” on our Form 10-Q filed on November 4, 2021.

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

In August 2020, we entered into the Credit Agreement with Citizens Bank, N.A. which provides a Revolving Credit Facility permitting borrowings up to $125.0 million. As amended, the Credit Agreement has a termination date of August 2, 2023. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of September 30, 2022, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		2022-2021
	September 30,		Change
(In thousands)	2022	2021	$
Net cash provided by/(used in) operating activities	$114,493	$200,021	$(85,528)
Net cash provided by/(used in) investing activities	(49,878)	(132,142)	82,264
Net cash provided by/(used in) financing activities	(123,553)	55,170	(178,723)
Effect of foreign exchange rate changes on cash	92	(570)	662
Increase (decrease) in cash and cash equivalents	$(58,846)	$122,479	$(181,325)

Cash Provided by Operating Activities

The net cash provided by operating activities for the nine months ended September 30, 2022 was primarily cash flow from net income and favorable changes in accounts payable, partially offset by outflows for inventories and unfavorable changes in accounts receivables and prepaid expenses and other assets.

Cash Used in Investing Activities

The cash used in investing activities for the nine months ended September 30, 2022 was primarily from purchases of property and equipment partially offset by the net inflows of purchases, maturities and sales of marketable securities.

Cash Used in Financing Activities

The net cash used in financing activities for the nine months ended September 30, 2022 was primarily the result of the repurchased Class A common stock partially offset by inflows from proceeds from exercise of stock options.

A discussion of our Cash Flows for the nine months ended September 30, 2021 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on November 4, 2021.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*

Second Amendment to Credit Agreement, dated as of August 3, 2022, by and among Globus Medical, Inc., Globus Medical North America, Inc., and Citizens Banks, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on August 4, 2022). ***

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

GLOBUS MEDICAL, INC.

Dated:	November 8, 2022	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	November 8, 2022	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)