Form 10-K
period 2022-12-31
GLOBUS MEDICAL INC
filed 2023-02-21
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2022, as reported on the New York Stock Exchange, was approximately $4.3 billion.

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of February 17, 2023 was 100,302,483 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2022, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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

Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 230 product launches across 54 countries worldwide, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

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

During the year ended December 31, 2022, international sales accounted for approximately 14.8% of our total sales. Internationally, we sell our products through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces as well as through the commercialization of additional products.

Strategy

Our goal is to become the market leader in providing innovative solutions to promote healing in patients with musculoskeletal disorders. To achieve this goal, we employ the following business strategies:

•Leverage our integrated product development engine. We plan to continue developing new products, using the capabilities of our product development engine. We believe our team-oriented and highly integrated development approach, active surgeon input, and demonstrated performance position us to maintain a rapid rate of new product launches. We launched 8 new products in 2022, have a range of new products in various stages of development, and expect to continue to regularly launch new products.

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

•Continue to expand into international markets. As of December 31, 2022, we had an existing direct or distributor sales presence in 53 countries outside the United States. We expect to continue to increase our international presence through the commercialization of additional musculoskeletal solutions products in current markets and through the expansion of our international sales force in current and new markets.

•Pursue strategic acquisitions. In 2017, we acquired KB Medical SA, developer of a computer-assisted robotic guidance system, and in 2018 we acquired Nemaris Inc., a privately held company that markets and develops Surgimap®, a leading surgical planning software platform, to further bolster our efforts to advance surgical procedures through Enabling Technologies. In 2019, we acquired substantially all of the assets of StelKast, Inc., a privately held company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. During the second quarter of 2020, the Company acquired Synoste Oy (“Synoste”), a Finnish engineering company that specializes in the research and development of a limb lengthening system. During the fourth quarter of 2021, the Company acquired Capstone Surgical

Technologies, LLC. (“Capstone”), a privately held company that engages in the business of creating advanced drill and robotic surgery platforms. During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC (“Harvest”), which engages in the business of selling systems that produce autologous biologics. We intend to selectively pursue acquisitions and alliances that complement our strategic plan and provide innovative technologies, personnel with significant relevant experience, or increased market penetration. We regularly evaluate possible acquisitions and strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

The Globus Solution

We believe that our focus on actively listening and responding to the needs of our customers with high quality solutions separates us from our industry peers. Since 2003 we have introduced over 230 products designed for the treatment of musculoskeletal disorders. Given our robust product portfolio of unique and differentiated products, as well as the numerous disruptive products in various stages of development, we believe we are well positioned for growth in the musculoskeletal markets we operate in.

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

Our orthopedic trauma solutions are designed to treat a wide variety of orthopedic fracture patterns and patient anatomies in the upper and lower extremities as well as the hip. Our orthopedic trauma and extremity products, covering four major segments of the orthopedic trauma market: fracture plates, compression screws, intramedullary nails, and external fixation. We began marketing these products in 2018 and intend to grow our presence in this field. Fracture plating includes proximal humerus, distal radius, proximal tibia, distal tibia, distal fibula, distal femur, small fragment, mini-fragment and clavicle plates. Intramedullary nailing includes tibial, trochanteric, and femoral nail systems. Regenerative biologic products such as bone void fillers and allograft struts are used in orthopedic procedures where applicable.

Our hip and knee joint solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use. Over 13 different implants have been marketed to date, including modular hip stems and acetabular cups for total hip arthroplasty as well as posterior stabilizing and cruciate retaining knee arthroplasty implants.

Enabling Technologies

Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine, cranial and orthopedic surgery is still in the infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.

Our INR solutions include the ExcelsiusGPS® platform which is a robotic guidance and navigation system that supports minimally invasive and open procedures with screw and interbody spacer placement applications. The ExcelsiusGPS® platform has a modular design that we expect will serve as a foundation for future clinical applications using artificial intelligence and augmented reality. Also, in 2018, we acquired Nemaris Inc., a privately held company that developed and marketed Surgimap®, a leading surgical planning software platform. Surgimap®’s intuitive, patient-specific surgical planning and cloud-based infrastructure includes predictive algorithms and visual guides that enable healthcare professionals to plan and simulate surgical treatment of complex deformities. The software also enables medical professionals to share medical imaging technology globally to improve procedural workflow and patient care. In 2022, we launched Excelsius3D™, which when combined with the ExcelsiusGPS® robotic navigation system, provides a superior intraoperative, image-guided robotic navigation solution that is designed to improve implant placement accuracy, lower radiation exposure, and shorten operative times. This highly maneuverable and intuitive imaging platform offers 3 imaging modalities, position memory, and a large field of view.

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

Sales and Marketing

We market and sell our products primarily through our exclusive global sales force. As of December 31, 2022, we had a direct or distributor sales presence in the United States and in 53 other countries. We have dedicated spinal implant, orthopedic trauma and enabling technologies sales teams in place. We sell our hip and knee products primarily through independent sales agents. We expect to continue to increase the number of our direct and distributor sales representatives in each of these areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.

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

Manufacturing and Supply

We have greatly expanded our dedicated in-house manufacturing capabilities. A significant portion of our implant products are manufactured in our facilities in Eagleville, Pennsylvania and Limerick, Pennsylvania. Most of our regenerative biologics products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania. The ExcelsiusGPS® robotic guidance and navigation system and Excelsius3D™ imaging system are assembled in our facility in Methuen, Massachusetts.

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

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. To date, we have experienced slight delays in locating and obtaining the materials necessary to fulfill our production requirements, but it has not caused a meaningful backlog of sales orders. Despite such delays, we believe our supplier relationships and facilities will support our capacity needs for the foreseeable future. However, it is possible that a prolonged COVID-19 disruption could cause a backlog of sales orders. A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the United States. We stock inventory in our warehouse facilities and retain title to consigned inventory which is maintained with our field representatives and hospitals in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times, and quantities required to maintain service levels.

Intellectual Property

We protect our proprietary rights through a variety of methods. In particular, we rely on patent, trademark, copyright, trade secret and other intellectual property laws and also utilize nondisclosure agreements and other measures to protect our rights.

As of December 31, 2022, we owned 1,527 issued U.S. patents (1,493 utility patents; 34 design patents) and had applications pending for 518 U.S. patents (516 utility patents; 2 design patents), and we owned 967 issued foreign patents and had applications pending for 517 foreign patents. Our issued patents expired or will expire between March 2015 and December 2042.

Our trademark portfolio contains 304 registered trademarks and 122 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.

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

The Centers for Medicare and Medicaid Services (“CMS”) and the National Center for Health Statistics are jointly responsible for overseeing changes and modifications to International Classification of Diseases, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”) procedure codes used by all providers including physicians and facilities for reporting patient diagnosis(es) (ICD-10-CM codes) and hospitals for reporting inpatient procedures (ICD-10-PCS codes). The granularity and specificity of the ICD-10-CM/PCS coding system may impact reimbursement in the future, particularly hospital inpatient reimbursement. Physician and hospital coding is subject to change, which could impact coverage and reimbursement and thus potentially impact physician practice behavior.

Independent of coding status, third-party payors may deny coverage based on their own criteria. Payor medical policies vary from payor to payor and contract to contract. There are thousands of payor medical policies which are continually reviewed and revised at the discretion of payors. Payor medical policies may become more restrictive. Payors may deem the clinical efficacy of a device or procedure to be experimental or investigational, not the most cost-effective treatment available, or used for an unapproved indication. Additionally, many private payors use coverage decisions and payment amounts established by CMS for the Medicare program as guidelines in setting their coverage and reimbursement policies. Medicare may establish National Coverage Determinations (NCDs) or Medicare Administrative Contractors (MACs) may establish Local Coverage Determinations (LCDs) that provide coverage information and determine whether services are reasonable and necessary. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and local coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. We will continue to provide the appropriate and compliant resources to patients, physicians, hospitals, and insurers in order to promote the best patient care, provide clarity regarding coverage and reimbursement policies, and work to reverse any non-coverage policies.

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

•product labeling;

•complaint handling;

•post-market approval studies;

•controls for electronic and other radiation emitting products; and

•product advertising, marketing and promotion.

FDA’s Pre-Market Clearance and Approval Requirements for Medical Devices

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

On October 31, 2018, we received a warning letter from the FDA resulting from an inspection of the facilities of our subsidiary Human Biologics of Texas, located in San Antonio, Texas, in April 2018. The letter described observed non-conformities to regulations for human cells, tissues, and cellular and tissue-based products relating to one allograft tissue product processed by Human Biologics of Texas and sold to end users. We take the matters identified in the warning letter seriously and are working diligently to address the FDA’s observations. We responded to the FDA’s warning letter on November 20, 2018, provided periodic updates to FDA on our progress, and notified FDA of actions completed to resolve the observations. As of December 31, 2022, this warning letter remains open.

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

In the EEA, our devices are required to comply with the essential requirements of the EU Medical Device Directive (Council Directive 93/42/EEC) (“MDD”). Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Following the expiration of the transitional provisions of the MDD relating to the CE mark (extended to May 2027), all medical device companies manufacturing and/or marketing products in the EEA, including Globus, will be required to comply with requirements of the Medical Devices Regulation EU 2017/745 (“MDR”), which are generally stricter and include increasing technical documentation requirements and altering the classification of some products. Most devices that are CE marked under the MDD may continue to be marketed in the EU under certain conditions until May 2027, at which point these products must comply with the new regulation. Products placed on the market under the MDD prior to May 2027 may continue to be sold for one year after May 2027.

Additionally, in the EEA the procurement, testing, processing, preservation, storage and distribution of human tissues and cells is subject to the requirements of the laws of individual EEA Member States implementing Directive 2004/23/EC, Directive 2006/17/EC and Directive 2006/86/EC.

Further, the advertising and promotion of our products in the EEA is subject to limited provisions under Regulation 2017/745 and the laws of individual EEA Member States implementing Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State laws and industry codes governing the advertising and promotion of medical devices. These laws and codes may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. With the departure of the UK from the EU in January 2021, while CE marking will continue to be accepted by the UK until June 30, 2024 (extended from July 2023), a separate UKCA mark will be thereafter required to market a device in the UK.

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

In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Violations of the federal Anti-Kickback Statute and off-label promotion have been pursued by the Department of Justice (“DOJ”) and the Department of Health and Human Services (“HHS”) as violations of the civil False Claims Act (“FCA”). Lawsuits under the FCA often are initiated by Relators on behalf of the government. Relators are incentivized to pursue claims against manufacturers and providers by the potential to share in any monetary recoveries by the government in litigation or as part of a settlement, which can be significant. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Legislation periodically is introduced in the United States Congress that would broaden the applicability of the FCA and implement other changes that would not be favorable to defendants in FCA cases. If enacted, such legislation could apply to any case filed under the FCA on or after the date of enactment. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and physician self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil and criminal penalties.

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

As of December 31, 2022, we had over 2,600 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. Our employees are not subject to a collective bargaining agreement except in a single market outside the U.S., and we consider our relationship with our employees to be good.

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

•We are dependent on a limited number of third-party suppliers, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of products or materials in a timely manner could harm our business.

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

•We and our distributor sales representatives might be subject to claims for failing to comply with U.S. federal, state, local and foreign fraud and abuse laws.

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

We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. If certain of our direct sales representatives were to leave us, or if certain of our independent distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent distributors account for a significant portion of our sales volume, and if any such independent distributor were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our direct sales representatives, which may not prevent our sales from being adversely affected. If a direct sales representative or independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified independent distributors or to hire additional direct sales representatives to work with us. We may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or independent distributors would prevent us from maintaining or expanding our business and generating sales.

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

We are dependent on a limited number of third-party suppliers, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of products or materials in a timely manner, could harm our business.

We rely on third-party suppliers to supply many of our finished products and also various components and materials used to manufacture other products. For us to be successful, our suppliers must be able to provide us with products, components, and materials in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our anticipated growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials and components. Other issues, including shortages of raw materials or components, problems with production yields and quality control and assurance, especially with products such as allograft, which is processed human tissue, could impair a supplier’s ability to supply us with product quantities necessary to support our sales. Furthermore, under our supplier agreements, our suppliers generally have no obligation to manufacture for us or sell to us any specific quantity of products. If we are unable to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customers, our reputation may be harmed, and our business could suffer.

We generally use a small number of suppliers for our products, materials and components. Our dependence on such a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Our suppliers may be impacted by equipment failure or economic, environmental, or geopolitical factors that disrupt manufacturing capacities. If any one or more of our suppliers cease to provide us with sufficient quantities of products or materials in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of supply. Because of the nature of our internal quality control requirements, regulatory requirements and the custom and proprietary nature of components, we cannot quickly engage additional or replacement suppliers for many of our critical components. Failure of any of our third-party suppliers to deliver products or materials at the level our business requires would limit our ability to meet our sales commitments to our customers and could have a material adverse effect on our business. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other foreign regulatory authorities. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. We cannot guarantee that disruptions will not occur, and any such disruption may result in decreased inventory, increased overhead costs, product shortages and decreased sales, any of which could have a material adverse effect on our business, results of operations and financial condition, and could harm our commercialization efforts and adversely affect our ability to generate future sales.

The proliferation of PODs could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.

PODs are medical device distributors that are owned, directly or indirectly, by physicians. These physicians derive a proportion of their revenue from selling or arranging for the sale of medical devices for use in procedures at hospitals that agree to purchase from or through the POD.

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

We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our Executive Chairman, David C. Paul, and our Chief Executive Officer, Daniel T. Scavilla. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Though members of our sales force generally enter into noncompetition agreements that restrict their ability to compete with us, most of the members of our executive management team are not subject to such agreements. Accordingly, the adverse effect resulting from the loss of certain executives could be compounded by our inability to prevent them from competing with us.

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

We continue to introduce new products and services related to our the ExcelsiusGPS® platform and orthopedic trauma products. We recently launched the Excelsius3D™ imaging system. Prior to launching these platforms, we had no prior experience marketing these new products and we may launch new products in the future that we have no prior experience marketing. We will need to convince a new audience of surgeons and hospital personnel that our new products are attractive alternatives to competing products for use in applicable procedures. If we are not successful in convincing surgeons and hospitals of the merit of new products or educating them on their use, our sales and operating results may be negatively affected and we may not grow as quickly as we anticipate.

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

Although our computer and communications hardware is protected by reasonable physical, technical, and administrative safeguards, it is still vulnerable to system malfunction, computer viruses, and cybersecurity breaches – including ransomware, phishing DDoS, malware, brute force, insider threats, and other cyber attacks and security incidents. These events could lead to the unauthorized access to information systems maintained by us or our service providers or customers and result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, patients, partners, customers, or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world, including countries that engage in state-sponsored cyber attacks. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. If our information technology systems are compromised, we could be subject to fines, damages, litigation and enforcement actions and we could lose trade secrets or other confidential information, the occurrence of which could harm our reputation, business, results of operations and financial condition.

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

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries we serve relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the European Union (“E.U.”), stringent data protection and privacy rules impact the use of patient data across the healthcare industry. The E.U. General Data Protection Regulation (“GDPR”) applies across the E.U., with similar requirements applying to the United Kingdom and European Economic Area countries, and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and imposes significant fines for non-compliance. Data protection authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity for compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious violations. Within the U.S., a number of states have enacted more onerous privacy laws, such as the California Consumer Privacy Act (the “CCPA”), which also impose stricter privacy requirements and are enforced by state attorneys general and other state agencies. Any investigations or any other government actions related to the GDPR, CCPA, and other privacy laws may be costly to respond to, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices. Private litigation, including class actions, related to privacy and cybersecurity issues is also on the rise in the U.S. and other countries.

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

The sales and purchase order cycle of our Enabling Technologies capital equipment products is lengthy because they are major capital items and their purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and government bodies, as applicable. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. Further, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the benefits and costs of such products. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitutes promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil penalties and criminal fines. It is also possible that other federal, state or foreign enforcement authorities, such as DOJ or HHS, might take action if they consider our promotional or training materials to constitute promotion of an unapproved/off-label use, which could result in significant criminal and/or civil sanctions under other statutory authorities, such as laws prohibiting false claims for reimbursement (e.g., the FCA). In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA, or another regulatory agency or a Relator under the FCA could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Claims under the FCA initiated either by a government regulatory or enforcement authority or by a Relator and product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

We and our distributor sales representatives might be subject to claims for failing to comply with U.S. federal, state, local and foreign fraud and abuse laws, including anti-kickback laws and other anti-referral laws.

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

Possible sanctions for violation of these laws include monetary penalties and other civil and criminal sanctions, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

In addition, there has been a recent trend of increased federal and state regulation on payments and other transfers of value made to healthcare professionals related to marketing and other activities. Some states mandate implementation of healthcare compliance programs, impose gift bans, and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and certain other US-licensed healthcare professionals and US teaching hospitals. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory and enforcement authorities might challenge our current or future activities under these laws. Plaintiffs’ attorneys acting on behalf of FCA Relators, who are incentivized to pursue claims against manufacturers by the potential to share in any monetary damages and penalties recovered by the government, also might initiate lawsuits that challenge our current or future activities under these laws. Any such challenges by regulatory authorities directly or by Relators suing on behalf of the government could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition to the sanctions described above, any state or federal regulatory review or FCA lawsuit, regardless of the outcome, would be costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, in the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system or changes to our devices which could affect compliance with the essential requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity. If the assessment is not favorable, it could prevent us from selling that product in the EEA, which could adversely impact our business and results of operations. In addition, on January 1, 2021 the UK left the European Union. EU CE markings for medical devices will continue to be recognized in Great Britain until June 30, 2024, and certificates issued for medical devices by EU-recognized Notified Bodies will continue to be valid for the Great Britain market until June 30, 2024 and the EU no longer recognizes UK Notified Bodies. The UK has given no commitment to follow the new EU medical devices legislation (Regulation EU 2017/745) and has recently consulted on the form and content of new UK legislation which may result in divergence from the EU regime.

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

International operations account for approximately 14.8% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in Japan, the Euro zone, United Kingdom and Australia. As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

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

We have experienced rapid growth since our inception and have increased our net sales to $1,022.8 million in 2022. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.

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

Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 100,192,379 shares of our Class A and Class B common stock outstanding as of December 31, 2022, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 74.5% of the voting power of our outstanding capital stock. In particular, as of December 31, 2022, David C. Paul, our Executive Chairman and his family members, controlled approximately 22.4% of our Class A and Class B common stock, representing approximately 74.3% of the voting power of our outstanding capital stock as of that date.

As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2022, we had 192,602,552 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.

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

Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in delays and component shortages that have and may continue to impact our ability to manufacture our products by extending our lead times. These disruptions may, among other things, impact our ability to satisfy customer demand, which could negatively impact our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Audubon, Pennsylvania and owned by us. We own research and manufacturing facilities in Massachusetts, Pennsylvania and Texas, lease additional research facilities in Arizona and also own distribution centers in Heerlen, Netherlands and Brunssum, Netherlands to support our international operations. We maintain a distribution warehouse, along with sales and administrative offices in thirteen additional countries, all of which are leased.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class A Common Stock

Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” We had approximately 36 stockholders of record as of February 17, 2023. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We repurchase shares of the Company’s Class A common stock pursuant to the publicly announced share repurchase program authorized by the Board of Directors in March 2020 and the expansion of the stock repurchase plan authorized by the Board of Directors in March 2022.

The following table provides the activity related to share repurchases for the fourth quarter of 2022.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
October 1, 2022 - October 31, 2022	—	$—	—	$150,801
November 1, 2022 - November 30, 2022	—	—	—	150,801
December 1, 2022 - December 31, 2022	—	$—	—	$150,801
Total	—		—

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

Comparative Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from December 31, 2017 through December 31, 2022 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 2017, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2022
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Globus Medical, Inc.
S&P 500 Index - Total Return
S&P 500 Health Care Equipment Index

	December 31,
Company/Index	2017	2018	2019	2020	2021	2022
Globus Medical, Inc.	$100	$105	$143	$159	$176	$181
S&P 500 Index	$100	$96	$126	$149	$192	$157
S&P 500 Health Care Equipment	$100	$116	$150	$177	$211	$171

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

Overview

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 230 products on the market, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

We continue to monitor the evolution and impact of COVID-19 and evaluate the guidance from domestic and international authorities, including federal, state and local public health authorities regarding COVID-19, and we may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the Company cannot reasonably estimate the ongoing impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if a resurgence occurs and governments mandate restrictions, including restrictions on elective surgeries, we do expect that it may have a material adverse impact on our sales, results of operations, and cash flows, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

We are focused on continuing to navigate the challenges presented by COVID-19 and believe we are in a strong position to continue to sustain and grow our business.

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

Enabling Technologies

Our Enabling Technologies are comprised of INR solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine and orthopedic surgery is still in the infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.

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

During the year ended December 31, 2022, international net sales accounted for approximately 14.8% of our total net sales. We have sold our products in approximately 53 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Cost of Goods Sold

While we have increased our in-house implant product manufacturing capacity and assemble our INR systems in-house, we also have products manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the United States. Our cost of goods sold consists primarily of costs from our in-house manufacturing, costs of products purchased from third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.

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

Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2022, 2021, and 2020, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty-one years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the years ended December 31, 2022, 2021, or 2020.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the years ended December 31, 2022, 2021, or 2020.

Long-Lived Assets. We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2022, 2021, or 2020, we did not record any impairment charges related to long-lived assets.

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

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
United States	$871,939	$819,571	$52,368	6.4%
International	150,904	138,531	12,373	8.9%
Total net sales	$1,022,843	$958,102	$64,741	6.8%

In the United States, the increase in net sales of $52.4 million was due primarily to increased spine product sales resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $12.4 million, which was due primarily to increased spine product sales resulting from penetration in existing territories and sales volume of enabling technologies, partially offset by lower sales in Japan due to the transition of our sales force composition.

Cost of Goods Sold

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Cost of goods sold	$263,725	$239,223	$24,502	10.2%
Percentage of net sales	25.8%	25.0%

The increase in cost of goods sold was primarily due to increased volume and product mix and unfavorable freight trends. These increases were partially offset by lower write-downs of excess and obsolete inventory and depreciation costs.

Research and Development Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Research and development	$73,015	$97,346	$(24,331)	-25.0%
Percentage of net sales	7.1%	10.2%

The decrease in research and development expenses was due primarily to $34.3 million of acquired IPR&D for the year ending December 31, 2021, which was expensed because we determined that it did not have an alternative future use. The remaining change is driven by an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Selling, general and administrative	$432,117	$408,149	$23,968	5.9%
Percentage of net sales	42.2%	42.6%

The increase in selling, general and administrative expenses was primarily due to an increase in commission expenses resulting from higher product sales and an increase in travel and meeting expenses.

Provision for Litigation

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Provision for litigation	$2,341	$5,921	$(3,580)	-60.5%
Percentage of net sales	0.2%	0.6%

The provision for litigation includes accruals for potential legal settlements for the year ending December 31, 2022 and 2021.

Amortization of Intangibles

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Amortization of intangibles	$17,735	$18,526	$(791)	-4.3%
Percentage of net sales	1.7%	1.9%

The decrease in the amortization of intangibles is primarily due to individual intangible assets reaching their full amortization.

Acquisition Related Costs

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Acquisition related costs	$5,959	$16,984	$(11,025)	-64.9%
Percentage of net sales	0.6%	1.8%

Acquisition related costs decreased due to lower unfavorable changes in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

Other Income/(expense), Net

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Other income, net	$15,068	$8,454	$6,614	78.2%
Percentage of net sales	1.5%	0.9%

The increase in other income, net was due primarily to higher interest income from higher yields on marketable securities from external market factors and a non-recurring recovery related to damaged product during the year ended December 31, 2022.

Income Tax Provision

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Income tax provision	$52,850	$31,216	$21,634	69.3%
Effective income tax rate	21.7%	17.3%

The increase in the effective income tax rate was primarily the result of the lower effect of windfall tax benefits from stock-based compensation compared to the prior year.

A discussion of our Results of Operations for the year ended December 31, 2021 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.” on our Form 10-K filed on February 17, 2022.

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

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (as amended, the “Revolving Credit Facility”), and has a termination date of August 2, 2023. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of December 31, 2022, we have not borrowed under the Revolving Credit Facility.

The following table summarizes our outstanding contractual obligations as of December 31, 2022. There have been no material changes in our remaining contractual obligations since that time.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$6,316	$2,653	$3,168	$348	$147
Purchase obligations (1)	7,629	4,629	2,500	500	—
Total (2) *	$13,945	$7,282	$5,668	$848	$147

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
(2)

In connection with certain acquisitions completed in 2011 through 2022, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. For further information, see Notes 3, and 6 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

*

Excludes contributions to pension and other post-employment benefit plans, uncertain tax positions, non-current tax liabilities and royalty obligations for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 14, and 16 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2022-2021	2021-2020
	December 31,			Change	Change
(In thousands)	2022	2021	2020	$	$
Net cash provided by/(used in) operating activities	$178,468	$276,274	$198,793	$(97,806)	$77,481
Net cash provided by/(used in) investing activities	(110,362)	(375,939)	(117,322)	265,577	(258,617)
Net cash provided by/(used in) financing activities	(109,962)	54,147	(38,663)	(164,109)	92,810
Effect of foreign exchange rate changes on cash	(747)	(810)	865	63	(1,675)
Increase (decrease) in cash and cash equivalents	$(42,603)	$(46,328)	$43,673	$3,725	$(90,001)

Cash Provided by Operating Activities

The net cash provided by operating activities for the year ended December 31, 2022 was primarily cash flow from net income, partially offset by outflows for inventories and unfavorable changes in accounts receivable.

Cash Used in Investing Activities

The cash used in investing activities for the year ended December 31, 2022 was primarily from purchases of property and equipment and the acquisition of businesses, net of cash acquired and purchases of intangible and other assets.

Cash Provided by Financing Activities

The net cash used in financing activities for the year ended December 31, 2022 was primarily the result of the repurchase of Class A common stock, partially offset by inflows from proceeds from exercise of stock options.

A discussion of our Cash Flows for the year ended December 31, 2021 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-K filed on February 17, 2022.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our revolving credit facility and our investments in cash equivalents and marketable debt securities. At December 31, 2022, we had no debt outstanding under our revolving credit facility and therefore were not exposed to interest rate risk with respect to interest payable under that facility.

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

We continue to be exposed to interest rate risk related to our cash equivalents and marketable securities. Generally, our interest rate risk with respect to these investments is limited due to yields earned. Changes in the overall level of interest rates affect the interest income generated by our cash, cash equivalents and marketable securities. Our investment policy limits the amount of credit exposure to any one issue, issuer or type of security. Our securities all have effective maturity dates within three years of the date of purchase and are designated as available for sale. As of December 31, 2022, we believe that a hypothetical 10% change in interest rates would not materially affect the underlying valuation of our marketable securities.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•We tested the mathematical accuracy of management’s calculations.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 21, 2023

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 21, 2023

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share values)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$150,466	$193,069
Short-term marketable securities	295,592	250,378
Accounts receivable, net of allowances of $4,724 and $4,962, respectively	213,247	164,436
Inventories	298,981	237,001
Prepaid expenses and other current assets	20,997	18,417
Income taxes receivable	4,061	1,215
Total current assets	983,344	864,516
Property and equipment, net of accumulated depreciation of $343,036 and $305,575, respectively	243,729	221,076
Long-term marketable securities	495,852	562,475
Intangible assets, net	63,574	68,660
Goodwill	197,471	179,708
Other assets	43,311	36,334
Deferred income taxes	48,845	24,494
Total assets	$2,076,126	$1,957,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,101	$21,955
Accrued expenses	94,705	91,168
Income taxes payable	990	1,046
Business acquisition liabilities	13,308	11,770
Deferred revenue	14,100	12,025
Payable to broker	—	2,200
Total current liabilities	159,204	140,164
Business acquisition liabilities, net of current portion	54,950	58,755
Deferred income taxes	1,779	4,314
Other liabilities	13,820	12,642
Total liabilities	229,753	215,875
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 77,762,282 and 79,113,916 shares at December 31, 2022 and December 31, 2021, respectively	78	79
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at December 31, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	630,952	553,787
Accumulated other comprehensive income/(loss)	(24,630)	(6,772)
Retained earnings	1,239,951	1,194,272
Total equity	1,846,373	1,741,388
Total liabilities and equity	$2,076,126	$1,957,263

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	December 31,
(In thousands, except per share amounts)	2022	2021	2020
Net sales	$1,022,843	$958,102	$789,042
Cost of goods sold	263,725	239,223	217,463
Gross profit	759,118	718,879	571,579

Operating expenses:
Research and development	73,015	97,346	84,519
Selling, general and administrative	432,117	408,149	354,757
Provision for litigation	2,341	5,921	9
Amortization of intangibles	17,735	18,526	16,831
Acquisition related costs	5,959	16,984	4,030
Total operating expenses	531,167	546,926	460,146

Operating income/(loss)	227,951	171,953	111,433

Other income/(expense), net
Interest income/(expense), net	14,233	9,297	13,952
Foreign currency transaction gain/(loss)	(1,020)	(1,423)	(279)
Other income/(expense)	1,855	580	793
Total other income/(expense), net	15,068	8,454	14,466

Income/(loss) before income taxes	243,019	180,407	125,899
Income tax provision	52,850	31,216	23,614

Net income/(loss)	$190,169	$149,191	$102,285

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	(14,040)	(6,054)	1,402
Foreign currency translation gain/(loss)	(3,818)	(4,673)	5,451
Total other comprehensive income/(loss), net of tax	(17,858)	(10,727)	6,853
Comprehensive income/(loss)	$172,311	$138,464	$109,138

Earnings per share:
Basic	$1.89	$1.48	$1.04
Diluted	$1.85	$1.44	$1.01
Weighted average shares outstanding:
Basic	100,469	100,734	98,580
Diluted	102,643	103,623	100,971

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	8,353	—	—	8,353
Grant of restricted stock units	—	—	—	—	196	—	—	196
Exercise of stock options	184	—	—	—	7,746	—	—	7,746
Comprehensive income/(loss)	—	—	—	—	—	(10,395)	38,084	27,689
Balance at March 31, 2022	79,298	$79	22,430	$22	$570,082	$(17,167)	$1,232,356	$1,785,372
Stock-based compensation	—	—	—	—	8,020	—	—	8,020
Grant of restricted stock units	—	—	—	—	220	—	—	220
Exercise of stock options	90	—	—	—	3,585	—	—	3,585
Comprehensive income/(loss)	—	—	—	—	—	(8,201)	54,590	46,389
Repurchase and retirement of common stock	(2,351)	(2)	—	—	—	—	(144,491)	(144,493)
Balance at June 30, 2022	77,037	$77	22,430	$22	$581,907	$(25,368)	$1,142,455	$1,699,093
Stock-based compensation	—	—	—	—	8,434	—	—	8,434
Grant of restricted stock units	—	—	—	—	1,116	—	—	1,116
Exercise of stock options	364	—	—	—	14,895	—	—	14,895
Comprehensive income/(loss)	—	—	—	—	—	(6,858)	47,431	40,573
Balance at September 30, 2022	77,401	$77	22,430	$22	$606,352	$(32,226)	$1,189,886	$1,764,111
Stock-based compensation	—	—	—	—	8,659	—	—	8,659
Grant of restricted stock units	—	—	—	—	453	—	—	453
Exercise of stock options	361	1	—	—	15,488	—	—	15,489
Comprehensive income/(loss)	—	—	—	—	—	7,596	50,065	57,661
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373

See accompanying notes to consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	7,883	—	—	7,883
Grant of restricted stock units	—	—	—	—	163	—	—	163
Exercise of stock options	303	1	—	—	9,100	—	—	9,101
Comprehensive income/(loss)	—	—	—	—	—	(5,779)	45,329	39,550
Balance at March 31, 2021	77,587	$78	22,430	$22	$474,307	$(1,824)	$1,090,411	$1,562,994
Stock-based compensation	—	—	—	—	7,788	—	—	7,788
Grant of restricted stock units	—	—	—	—	197	—	—	197
Exercise of stock options	716	1	—	—	26,496	—	—	26,497
Comprehensive income/(loss)	—	—	—	—	—	252	41,545	41,797
Balance at June 30, 2021	78,303	$79	22,430	$22	$508,788	$(1,572)	$1,131,956	$1,639,273
Stock-based compensation	—	—	—	—	7,621	—	—	7,621
Grant of restricted stock units	—	—	—	—	1,311	—	—	1,311
Exercise of stock options	727	—	—	—	24,335	—	—	24,335
Comprehensive income/(loss)	—	—	—	—	—	(1,482)	47,211	45,729
Balance at September 30, 2021	79,030	$79	22,430	$22	$542,055	$(3,054)	$1,179,167	$1,718,269
Stock-based compensation	—	—	—	—	7,962	—	—	7,962
Grant of restricted stock units	—	—	—	—	207	—	—	207
Exercise of stock options	84	—	—	—	3,563	—	—	3,563
Comprehensive income/(loss)	—	—	—	—	—	(3,718)	15,105	11,387
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2019	77,394	$77	22,431	$22	$357,320	$(2,898)	$1,047,931	$1,402,452
Cumulative effects of adoption of accounting standards	—	—	—	—	—	—	(468)	(468)
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Exercise of stock options	190	1	—	—	5,762	—	—	5,763
Comprehensive income/(loss)	—	—	—	—	—	(3,368)	25,949	22,581
Repurchase and retirement of common stock	(1,920)	(2)	—	—	—	—	(73,862)	(73,864)
Balance at March 31, 2020	75,664	$76	22,431	$22	$369,984	$(6,266)	$999,550	$1,363,366
Stock-based compensation	—	—	—	—	7,426	—	—	7,426
Exercise of stock options	434	—	(1)	—	10,201	—	—	10,201
Comprehensive income/(loss)	—	—	—	—	—	7,564	(20,837)	(13,273)
Repurchase and retirement of common stock	(771)	(1)	—	—	—	—	(30,804)	(30,805)
Balance at June 30, 2020	75,327	$75	22,430	$22	$387,611	$1,298	$947,909	$1,336,915
Stock-based compensation	—	—	—	—	7,007	—	—	7,007
Exercise of stock options	915	1	—	—	28,156	—	—	28,157
Comprehensive income/(loss)	—	—	—	—	—	909	44,216	45,125
Balance at September 30, 2020	76,242	$76	22,430	$22	$422,774	$2,207	$992,125	$1,417,204
Stock-based compensation	—	—	—	—	5,995	—	—	5,995
Grant of restricted stock units	—	—	—	—	191	—	—	191
Exercise of stock options	1,042	1	—	—	28,201	—	—	28,202
Comprehensive income/(loss)	—	—	—	—	—	1,748	52,957	54,705
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$190,169	$149,191	$102,285
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	150	34,312	24,418
Depreciation and amortization	68,252	69,867	62,874
Amortization of premium (discount) on marketable securities	5,389	2,781	587
Write-down for excess and obsolete inventories, net	6,400	6,143	17,741
Stock-based compensation expense	32,810	30,586	27,073
Allowance for doubtful accounts	(1)	1,200	2,960
Change in fair value of business acquisition liabilities	5,132	16,807	2,674
Change in deferred income taxes	(22,223)	(17,615)	(4,338)
(Gain)/loss on disposal of assets, net	299	464	809
Payment of business acquisition related liabilities	(2,647)	(210)	(700)
(Increase)/decrease in:
Accounts receivable	(50,843)	(25,895)	10,696
Inventories	(61,745)	(11,971)	(50,111)
Prepaid expenses and other assets	(10,292)	(6,178)	(11,088)
Increase/(decrease) in:
Accounts payable	14,418	3,684	(6,352)
Accrued expenses and other liabilities	6,087	17,896	17,608
Income taxes payable/receivable	(2,887)	5,212	1,657
Net cash provided by/(used in) operating activities	178,468	276,274	198,793
Cash flows from investing activities:
Purchases of marketable securities	(419,534)	(622,359)	(223,540)
Maturities of marketable securities	312,221	227,908	134,462
Sales of marketable securities	102,433	109,898	68,897
Purchases of property and equipment	(74,047)	(56,898)	(63,658)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(31,435)	(34,488)	(33,483)
Net cash provided by/(used in) investing activities	(110,362)	(375,939)	(117,322)
Cash flows from financing activities:
Payment of business acquisition liabilities	(7,185)	(9,349)	(6,316)
Proceeds from exercise of stock options	41,716	63,496	72,322
Repurchase of common stock	(144,493)	—	(104,669)
Net cash provided by/(used in) financing activities	(109,962)	54,147	(38,663)
Effect of foreign exchange rates on cash	(747)	(810)	865
Net increase/(decrease) in cash and cash equivalents	(42,603)	(46,328)	43,673
Cash and cash equivalents at beginning of period	193,069	239,397	195,724
Cash and cash equivalents at end of period	$150,466	$193,069	$239,397
Supplemental disclosures of cash flow information:
Income taxes paid	$77,823	$45,027	$25,437
Purchases of property and equipment included in accounts payable and accrued expenses	$7,423	$4,551	$4,210

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment options. With over 230 products launched, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

Although the Company cannot reasonably estimate the length or severity of the impact that COVID-19 will have on its financial results, the Company may experience a material adverse impact on its sales, results of operations, and cash flows in 2023 should there be a resurgence impacting hospitals, surgical facilities, our internal operations, or our suppliers.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the years ended December 31, 2022, 2021, and 2020, there was an immaterial amount of revenue recognized from previously deferred revenue.

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

There was no customer that accounted for 10% or more of sales for the years ended December 31, 2022, 2021, and 2020, respectively.

(f) Cash, Cash Equivalents, and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate debt securities are stated at fair value.

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations, and are classified as available-for-sale as of December 31, 2022 and 2021.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(k) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the years ended December 31, 2022, 2021, and 2020, we did not record any impairment charges related to goodwill.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty-one years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis. There were no impairments of finite-lived intangible assets during the years ended December 31, 2022, 2021, and 2020.

IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. Intangible assets with indefinite useful lives are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. There were no impairments of IPR&D during the years ended December 31, 2022, 2021, and 2020.

(l) Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2022, 2021, and 2020, we did not record any impairment charges related to long-lived assets.

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

(u) Recently Adopted Accounting Pronouncements

On March 12, 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective for all entities as of March 12, 2020, and will apply, as later extended by ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, through December 31, 2024. To date, we have had no impacts on our investment portfolio or our credit agreement with Citizens Bank, N.A. related to reference rate reform. We will continue to evaluate the impact this guidance could have on our consolidated financial statements and related disclosures.

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

During the second quarter of 2020, the Company acquired Synoste, a Finnish engineering company that specializes in the research and development of a limb lengthening system. The fair value of the net assets acquired was $25.3 million, and the consideration consisted of approximately $22.8 million of cash paid at closing plus $2.5 million of a contractual holdback obligation payable eighteen months from the closing date of the transaction, subject to net working capital and other post-closing adjustments, if applicable. During the fourth quarter of 2021, the contractual holdback and net working capital and other post-closing adjustments were settled for $2.7 million. The transaction also provides for additional consideration of $8.0 million contingent upon the developed product obtaining approval from the FDA within the third anniversary, or $4.0 million within the fourth anniversary of the acquisition closing date, respectively. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the acquired IPR&D of $34.3 million and $24.4 million was charged to research and development expense in the consolidated statements of operations and comprehensive income for years ended 2021 and 2020, respectively.

Business Combinations

During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC (the “Harvest Acquisition”), which engages in the business of selling systems that produce autologous biologics. The purchase price was a cash payment of $30 million, subject to post-closing adjustments, if applicable. The Company has included the financial results from the Harvest Acquisition in our consolidated financial statements from the acquisition date. At acquisition date, the preliminary fair value of the net assets acquired was $30.1 million. The purchase price consisted of approximately $30.0 million of cash paid at closing, plus $0.1 million of preliminary post-closing adjustments. The Company recorded identifiable net assets, based on their estimated fair values, for inventory of $3.0 million, goodwill of $14.2 million, customer relationships and other intangibles of $10.5 million with a weighted average useful life of 20 years, and developed technology of $2.4 million with a weighted average useful life of 8 years. The Company will finalize the purchase price allocation of the assets and liabilities acquired within one year from the date of acquisition.

During the second quarter of 2022, the Company completed one acquisition that was not considered material to the consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.2 million of cash paid at closing and $4.4 million of contingent consideration payments, resulting in goodwill of $4.6 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

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

NOTE 4. NET SALES

The following table represents net sales by product category:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Musculoskeletal Solutions	$926,703	$876,780	$748,446
Enabling Technologies	96,140	81,322	40,596
Total net sales	$1,022,843	$958,102	$789,042

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$83,279	$9	$(1,680)	$81,608
Corporate debt securities	187,174	2	(3,438)	183,738
Commercial paper	5,583	—	(1)	5,582
Asset-backed securities	4,200	—	(181)	4,019
Government, federal agency, and other sovereign obligations	21,102	1	(458)	20,645
Total short-term marketable securities	$301,338	$12	$(5,758)	$295,592

Long-term:
Municipal bonds	$61,986	$44	$(1,549)	$60,481
Corporate debt securities	268,524	72	(8,947)	259,649
Asset-backed securities	120,929	217	(2,795)	118,351
Government, federal agency, and other sovereign obligations	58,453	18	(1,100)	57,371
Total long-term marketable securities	$509,892	$351	$(14,391)	$495,852

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$66,379	$99	$(11)	$66,467
Corporate debt securities	107,102	434	(65)	107,471
Commercial paper	38,252	2	(1)	38,253
Asset-backed securities	12,931	58	—	12,989
Government, federal agency, and other sovereign obligations	25,231	—	(33)	25,198
Total short-term marketable securities	$249,895	$593	$(110)	$250,378

Long-term:
Municipal bonds	$91,185	$4	$(409)	$90,780
Corporate debt securities	324,492	351	(1,318)	323,525
Asset-backed securities	128,139	101	(578)	127,662
Government, federal agency, and other sovereign obligations	20,539	—	(31)	20,508
Total long-term marketable securities	$564,355	$456	$(2,336)	$562,475

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of December 31, 2022 and 2021, respectively.

Purchases of marketable securities include amounts payable to brokers of $2.2 million as of December 31, 2021. Purchases of marketable securities included no amounts payable to brokers as of December 31, 2022.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively included the following:

(In thousands)	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,655	$17,655	$—	$—
Municipal bonds	142,089	—	142,089	—
Corporate debt securities	443,387	—	443,387	—
Commercial paper	5,582	—	5,582	—
Asset-backed securities	122,370	—	122,369	—
Government, federal agency, and other sovereign obligations	78,016	—	78,016	—
Liabilities:
Business acquisition liabilities	68,258	—	—	68,258

(In thousands)	Balance at December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26,684	$3,768	$22,916	$—
Municipal bonds	157,247	—	157,247	—
Corporate debt securities	430,996	—	430,996	—
Commercial paper	38,253	—	38,253	—
Asset-backed securities	140,651	—	140,651	—
Government, federal agency, and other sovereign obligations	45,706	—	45,706	—
Liabilities:
Business acquisition liabilities	70,525	—	—	70,525

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

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.4%	-	4.9%	2.8%
Revenue volatility	14.0%	-	15.8%	14.8%
Discount rate	5.9%	-	8.5%	6.7%
Projected year of payment	2022	-	2032

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the years ended December 31, 2022 and 2021, respectively included the following:

	Year Ended
	December 31,
(In thousands)	2022	2021
Beginning balance	$70,525	$37,270
Purchase price contingent consideration	4,414	25,662
Contingent cash payments	(9,787)	(6,753)
Contingent RSU grants	(1,986)	(1,877)
Changes in fair value of business acquisition liabilities	5,132	16,597
Contractual payable reclassification	(40)	(374)
Ending balance	$68,258	$70,525

NOTE 7. INVENTORIES

Inventories as of December 31, 2022 and 2021, respectively included the following:

	December 31,
(In thousands)	2022	2021
Raw materials	$60,324	$41,819
Work in process	18,699	17,401
Finished goods	219,958	177,781
Total inventories	$298,981	$237,001

During years ended December 31, 2022, 2021, and 2020, net adjustments to cost of sales related to excess and obsolete inventory were $6.4 million, $6.1 million, and $17.7 million, respectively. The net adjustments for the years ended December 31, 2022, 2021, and 2020 reflect a combination of additional expense for excess and obsolete related provisions ($18.5 million, $20.2 million, and $27.4 million, respectively) offset by sales and disposals ($12.1 million, $14.1 million, and $9.7 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2022 and 2021, respectively included the following:

	Useful	December 31,
(In thousands)	Life	2022	2021
Land	—	$8,277	$8,296
Buildings and improvements	31.5	51,510	44,672
Equipment	5-15	148,803	113,301
Instruments	5	312,055	285,762
Modules and cases	5	48,023	44,185
Other property and equipment	3-5	18,097	30,435
		586,765	526,651
Less: accumulated depreciation		(343,036)	(305,575)
Total		$243,729	$221,076

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Depreciation	$50,517	$51,342	$46,043

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the years ended December 31, 2022 and 2021, respectively included the following:

(In thousands)
December 31, 2020	$156,716
Additions and adjustments	24,251
Foreign exchange	(1,259)
December 31, 2021	179,708
Additions and adjustments	18,799
Foreign exchange	(1,036)
December 31, 2022	$197,471

Intangible assets as of December 31, 2022 included the following:

		December 31, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,267)	$733
Customer relationships & other intangibles	8.7	62,324	(41,651)	20,673
Developed technology	8.0	75,087	(37,984)	37,103
Patents	16.1	8,885	(3,820)	5,065
Total intangible assets		$150,296	$(86,722)	$63,574

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets as of December 31, 2021 included the following:

		December 31, 2021
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(2,867)	$1,133
Customer relationships & other intangibles	6.4	56,264	(37,842)	18,422
Developed technology	8.0	71,947	(28,545)	43,402
Patents	16.1	8,938	(3,235)	5,703
Total intangible assets		$141,149	$(72,489)	$68,660

The following table summarizes amortization of intangible assets for future periods as of December 31, 2022:

(In thousands)	Annual Amortization
2023	$16,894
2024	14,095
2025	9,810
2026	6,366
2027	4,647
Thereafter	11,762
Total	$63,574

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of December 31, 2022 and 2021, respectively included the following:

	December 31,
(In thousands)	2022	2021
Compensation and other employee-related costs	$53,352	$52,407
Legal and other settlements and expenses	5,564	6,124
Accrued non-income taxes	10,029	6,415
Royalties	4,375	4,558
Rebates	10,501	8,725
Other	10,884	12,939
Total accrued expenses	$94,705	$91,168

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (as amended, the “Revolving Credit Facility”), and has a termination date of August 2, 2023. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Daily Bloomberg Short-Term Bank Yield (“BSBY”) (as defined in the Credit Agreement), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Daily BSBY Rate plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of December 31, 2022, we have not borrowed under the Revolving Credit Facility.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. EQUITY

Stock Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200 million of the Company’s Class A common stock. On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200 million of the Company’s Class A common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. As of December 31, 2022, the Company has remaining authorization to repurchase a total of $150.8 million of Class A common stock. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue the shares. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

The following table summarizes the activity related to share repurchases:

(In thousands except for per share prices)

Period	Total number of shares repurchased	Average price paid per share	Dollar amount of shares repurchased (1)	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - March 31, 2020	1,920	$38.49	$73,902	$126,098
April 1, 2020 - June 30, 2020	771	39.95	30,804	95,294
July 1, 2020 - September 30,2020	—	—	—	95,294
October 1, 2020 - December 31, 2020	—	—	—	95,294
January 1, 2021 - March 31, 2021	—	—	—	95,294
April 1, 2021 - June 30, 2021	—	—	—	95,294
July 1, 2021 - September 30, 2021	—	—	—	95,294
October 1, 2021 - December 31, 2021	—	—	—	95,294
January 1, 2022 - March 31, 2022	—	—	—	295,294
April 1, 2022 - June 30, 2022	2,351	61.45	144,493	150,801
July 1, 2022 - September 30, 2022	—	—	—	150,801
October 1, 2022 - December 31, 2022	—	—	—	$150,801
January 1, 2020 - December 31, 2022	5,042	$49.42	$249,199

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2022 and 2021, respectively:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)
Other comprehensive income/(loss) before reclassifications	(18,494)	(3,818)	(22,312)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	4,454	—	4,454
Other comprehensive income/(loss), net of tax	(14,040)	(3,818)	(17,858)
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2020	$5,001	$(1,046)	$3,955
Other comprehensive income/(loss) before reclassifications	(7,922)	(4,673)	(12,595)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	1,868	—	1,868
Other comprehensive income/(loss), net of tax	(6,054)	(4,673)	(10,727)
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
(In thousands, except per share amounts)	2022	2021	2020
Numerator:
Net income/(loss)	$190,169	$149,191	$102,285
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	100,469	100,734	98,580
Dilutive stock options and RSUs	2,174	2,889	2,391
Weighted average shares outstanding for diluted	102,643	103,623	100,971
Earnings per share:
Basic	$1.89	$1.48	$1.04
Diluted	$1.85	$1.44	$1.01

Anti-dilutive stock options and RSUs excluded from the calculation	3,851	2,139	5,454

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. The 2012 Plan terminated as to new awards pursuant to its terms in 2022. Following effectiveness of the 2021 Plan, we have not issued any additional awards under the 2012 Plan; however, awards previously granted under the 2012 Plan remain outstanding and are administered by our Board under the terms and conditions of the 2012 Plan. Under the 2012 Plan, the aggregate number of shares of Class A Common stock that were able to be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Plan as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that were able to be issued or transferred pursuant to incentive stock options under the 2012 Plan was limited to 10,769,230 shares. The shares of Class A Common covered by the 2012 Plan included authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. Under the 2021 Plan, as amended to date, the aggregate number of shares of Class A Common that were able to be issued subject to options and other awards is equal to the sum of (i) 4,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that could be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 4,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

As of December 31, 2022, pursuant to the 2021 Plan, there were 5,687,725 shares of Class A Common stock reserved and 2,634,899 shares of Class A Common stock available for future grants.

Stock Options

Stock option activity during the year ended December 31, 2022 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2021	9,463	$48.01
Granted	2,736	64.06
Exercised	(999)	41.78
Forfeited	(862)	58.92
Outstanding at December 31, 2022	10,338	$51.86	6.8	$234,207
Exercisable at December 31, 2022	5,556	$44.38	5.6	$166,449
Expected to vest at December 31, 2022	4,782	$60.54	8.2	$67,758

The total intrinsic value of stock options exercised was $26.3 million, $71.3 million, and $76.1 million, during the years ended December 31, 2022, 2021, and 2020, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2022			2021			2020
Risk-free interest rate	1.46%	-	4.04%	0.40%	-	1.14%	0.23%	-	1.67%
Expected term (years)	4.7	-	9.9	4.8			4.9
Expected volatility	33.0%	-	35.0%	33.0%	-	34.0%	28.0%	-	37.0%
Expected dividend yield		—%			—%			—%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022, 2021, and 2020 was $22.10, $20.34, and $14.81 per share, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2022 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2021	29	$72.54
Granted	31	62.77
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2022	60	$67.40	7.8

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Stock-based compensation expense	$32,810	$30,586	$27,073
Net stock-based compensation capitalized into inventory	657	667	257
Total stock-based compensation cost	$33,467	$31,253	$27,330

As of December 31, 2022, there was $76.0 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.

NOTE 14. INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Domestic	$247,260	$184,819	$154,356
Foreign	(4,241)	(4,412)	(28,457)
Total	$243,019	$180,407	$125,899

The components of the provision for income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$60,927	$37,436	$22,183
State	12,408	7,688	4,381
Foreign	1,845	3,741	991
	75,180	48,865	27,555
Deferred:
Federal	(16,429)	(13,535)	(3,293)
State	(3,142)	(2,265)	(678)
Foreign	(2,759)	(1,849)	30
	(22,330)	(17,649)	(3,941)
Total	$52,850	$31,216	$23,614

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended
	December 31,
	2022	2021	2020
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0	2.7	3.5
Foreign taxes	0.7	1.6	0.6
Valuation allowance	(0.5)	0.1	1.7
Domestic production activities deduction	—	(0.3)	(0.3)
Tax credits	(1.3)	(1.5)	(2.6)
Stock-based compensation windfall	(1.2)	(6.6)	(9.5)
Nondeductible expenses	—	0.5	0.5
Other	—	(0.2)	—
IPR&D	—	—	3.9
Effective tax rate	21.7%	17.3%	18.8%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Inventory reserve	$29,649	$29,417
Accruals, reserves, and other currently not deductible	27,608	23,102
Stock-based compensation	20,554	16,167
Capitalized R&E	14,279	—
Net operating loss carryforwards	4,182	3,812
Total deferred tax assets	96,272	72,498
Valuation allowance	(5,488)	(6,594)
Total deferred tax assets, net of valuation allowance	90,784	65,904
Deferred tax liabilities:
Depreciation and amortization	(43,718)	(45,724)
Total deferred tax liabilities	(43,718)	(45,724)
Net deferred tax assets/(liabilities)	$47,066	$20,180

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize a portion of the benefits of these deductible differences at December 31, 2022 and 2021. The Company has established valuation allowances of $5.5 million and $6.6 million at December 31, 2022 and 2021, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets comprised of tax loss carryforwards in various jurisdictions. The decrease in the valuation allowance during fiscal year 2022 is primarily driven by foreign deferred tax assets that are expected to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of December 31, 2022 and 2021, we have NOL carryforwards of $20.2 million and $19.9 million, respectively, which, if unused, will expire in years 2023 through 2039.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Unrecognized tax benefits at the beginning of the year	$1,052	$1,600	$2,399
Additions related to prior year tax positions	50	160	—
Reductions related to prior year tax positions	(116)	(708)	(799)
Unrecognized tax benefits at the end of the year	$986	$1,052	$1,600

The reductions related to prior year tax positions for the year ended December 31, 2022 of $0.1 million are primarily related to the resolution of certain foreign tax positions.

The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

	December 31,
(In thousands)	2022	2021	2020
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$1,355	$1,471	$2,032

The Company intends to indefinitely reinvest its foreign earnings abroad to ensure sufficient working capital for further expansion of its existing operations outside the United States, therefore the Company has not recorded income taxes on the undistributed earnings of its foreign subsidiaries. The undistributed earnings of our foreign subsidiaries as of December 31, 2022 are immaterial. In the event we are required to repatriate funds from outside of the United States, such repatriation may be subject to local laws, customs, and tax consequences.

Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was immaterial for the years ended December 31, 2022, 2021, and 2020. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2016 as of December 31, 2022.

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBEL®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON IC®, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of December 31, 2022.

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

Company contributions to these retirement plans were as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
401(k) and other retirement plan contributions	$7,154	$6,588	$5,798

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

The following table represents total net sales by geographic area, based on the location of the customer for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
United States	$871,939	$819,571	$664,454
International	150,904	138,531	124,588
Total net sales	$1,022,843	$958,102	$789,042

NOTE 18. SUBSEQUENT EVENT

On February 8, 2023, the Company and its wholly-owned subsidiary, Zebra Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuVasive, Inc., a Delaware corporation (“NuVasive”). The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NuVasive (the “Merger”), with NuVasive surviving the Merger as a wholly owned subsidiary of the Company. The transaction brings together these two technology companies in the musculoskeletal industry, which have a shared vision focused on innovation in a relentless pursuit of unmet clinical needs to improve patient care.

Under the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of NuVasive (“NuVasive Common Stock”) issued and outstanding immediately prior to the effective time (other than certain excluded shares as described in the Merger Agreement) will be cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus Medical, $0.001 par value per share (the “Globus Medical Class A Common Stock”), and the right to receive cash in lieu of fractional shares.

Following the close of the transaction, NuVasive shareholders will own approximately 28% of the combined company, and Globus Medical shareholders will own approximately 72%, on a fully diluted basis.

Either NuVasive or Globus Medical may terminate the Merger Agreement under certain circumstances described in the Merger Agreement, resulting in a termination fee payable to the other equal to $120 million or $75 million, depending on such circumstances. NuVasive will also be required to make a payment to Globus Medical equal to $60 million if the Merger Agreement is terminated because NuVasive’s stockholders fail to adopt the Merger Agreement and at the time of such failure, NuVasive’s board of directors has not changed its recommendation to its stockholders in favor of the Merger.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The transaction is expected to close in the middle of 2023, subject to approval by both companies’ shareholders, regulatory approval, and other customary closing conditions.

For additional information about the Merger Agreement, please refer to our Form 8-K filed on February 9, 2023.

No Offer or Solicitation

This filing is not intended to and does not constitute an offer to subscribe for, buy or sell, or the solicitation of an offer to subscribe for, buy or sell, or a solicitation of any vote or approval in any jurisdiction, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in which such offer, sale or solicitation would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, and otherwise in accordance with applicable law.

Important Information About the Transaction and Where To Find It

In connection with the proposed transaction, Globus Medical will file with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 that will include a joint proxy statement of Globus Medical and NuVasive and that will also constitute a prospectus of Globus Medical for shares of its class A common stock to be offered in the proposed transaction. Globus Medical and NuVasive may also file other documents with the SEC regarding the proposed transaction. This document is not a substitute for the joint proxy statement statement/prospectus or registration statement or any other document which Globus Medical or NuVasive may file with the SEC. INVESTORS AND SECURITY HOLDERS OF GLOBUS MEDICAL AND NUVASIVE ARE URGED TO READ THE REGISTRATION STATEMENT, WHICH WILL INCLUDE THE JOINT PROXY STATEMENT/PROSPECTUS, AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED OR WILL BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION AND RELATED MATTERS. The registration statement, definitive joint proxy statement/ prospectus and other documents filed by Globus Medical and NuVasive with the SEC will be available free of charge at the SEC’s website (www.sec.gov) and from Globus Medical and NuVasive. Requests for copies of the joint proxy statement/ prospectus and other documents filed by Globus Medical with the SEC may be made by contacting Keith Pfeil, Chief Financial Officer by phone at (610) 930-1800 or by email at kpfeil@globusmedical.com, and request for copies of the joint proxy statement/prospectus and other documents filed by NuVasive may be made by contacting Matt Harbaugh, Chief Financial Officer, by phone at (858) 210-2129 or by email at investorrelations@nuvasive.com.

Participants in the Solicitation

Globus Medical, NuVasive, their respective directors and certain of their executive officers and other employees may be deemed to be participants in the solicitation of proxies from Globus Medical’s and NuVasive’s shareholders in connection with the proposed transaction. Information about the directors and executive officers of Globus Medical and their ownership of Globus Medical stock is set forth in Globus Medical’s annual report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 17, 2022 and its proxy statement for its 2022 annual meeting of stockholders, which was filed with the SEC on April 21, 2022. Information regarding NuVasive’s directors and executive officers is contained in NuVasive’s annual report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 23, 2022, and its proxy statement for its 2022 annual meeting of stockholders, which was filed with the SEC on March 30, 2022. Certain directors and executive officers of Globus Medical and NuVasive may have a direct or indirect interest in the transaction due to securities holdings, vesting of equity awards and rights to severance payments. Additional information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of Globus Medical’s and NuVasive’s shareholders in connection with the proposed transaction will be included in the joint proxy statement/prospectus. These documents can be obtained free of charge from the sources indicated above.

Cautionary Notes on Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “target,” and similar expressions and variations or negatives of these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the proposed transaction and the anticipated benefits thereof. These and other forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements, including the failure to consummate the proposed transaction or to make any filing or take other action required to consummate such transaction in a timely matter or at all. Important risk factors that may cause such a difference include, but are not limited to: (i) the proposed transaction may not be completed on anticipated terms and timing, (ii) a condition to closing of the transaction may not be satisfied, including obtaining shareholder and regulatory approvals, (iii) the anticipated tax treatment of the transaction may not be

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obtained, (iv) the potential impact of unforeseen liabilities, future capital expenditures, revenues, costs, expenses, earnings, synergies, economic performance, indebtedness, financial condition and losses on the future prospects, business and management strategies for the management, expansion and growth of the combined business after the consummation of the transactions, (v) potential litigation relating to the proposed transaction that could be instituted against Globus Medical, NuVasive or their respective directors, (vi) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transactions, (vii) any negative effects of the announcement, pendency or consummation of the transactions on the market price of Globus Medical’s or NuVasive’s common stock and on Globus Medical’s or NuVasive’s businesses or operating results, (viii) risks associated with third party contracts containing consent and/or other provisions that may be triggered by the proposed transaction, (ix) the risks and costs associated with the integration of, and the ability of Globus Medical and NuVasive to integrate, their businesses successfully and to achieve anticipated synergies, (x) the risk that disruptions from the proposed transaction will harm Globus Medical’s or NuVasive’s business, including current plans and operations, (xi) the ability of Globus Medical or NuVasive to retain and hire key personnel and uncertainties arising from leadership changes, (xii) legislative, regulatory and economic developments, and (xiii) the other risks described in Globus Medical’s and NuVasive’s most recent annual reports on Form 10-K and quarterly reports on Form 10-Q.

These risks, as well as other risks associated with the proposed transaction, will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that will be filed with the SEC in connection with the proposed transaction. While the list of factors presented here is, and the list of factors to be presented in the registration statement on Form S-4 are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Globus Medical’s or NuVasive’s consolidated financial condition, results of operations, credit rating or liquidity. Neither Globus Medical nor NuVasive assumes any obligation to publicly provide revisions or updates to any forward looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Management evaluated the internal control over financial reporting of Globus as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).

Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 as stated in their report that is included in Item 8 of this Form 10-K.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.

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

The other information required by this Item 10 will be set forth in the Company’s proxy statement for its 2023 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth in the Company’s proxy statement for its 2023 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s proxy statement for its 2023 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth in the Company’s proxy statement for its 2023 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s proxy statement for its 2023 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

(In thousands)	Beginning of period	Charged to expenses	Write-offs	End of period
Year ended December 31, 2020	$5,599	$2,960	$(4,151)	$4,408
Year ended December 31, 2021	4,408	$1,200	$(646)	$4,962
Year ended December 31, 2022	$4,962	$(1)	$(237)	$4,724

Deferred tax valuation allowance:

		Additions		Deductions
(In thousands)	Beginning of period	Charged to expenses	Charged to other accounts	Other deductions	End of period
Year ended December 31, 2020	$2,846	2,132	1,509	—	6,487
Year ended December 31, 2021	6,487	$107	$—	$—	$6,594
Year ended December 31, 2022	$6,594	$(1,106)	$—	$—	$5,488

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item
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

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.5	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.6	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).
10.7	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Kelly Huller (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 5, 2020).
10.8	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Keith Pfeil (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 5, 2020).
10.9

Credit Agreement, dated as of August 6, 2020, by and among Globus Medical, Inc. and Globus Medical North America, Inc., as borrowers, and Citizens Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 10, 2020).

10.10

First Amendment to Credit Agreement, dated as of August 4, 2021, by and among Globus Medical, Inc., Globus Medical North America, Inc., and Citizens Banks, N.A. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2021).

10.11

Second Amendment to Credit Agreement, dated as of August 3, 2022, by and among Globus Medical, Inc., Globus Medical North America, Inc., and Citizens Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2022).

10.12	Globus Medical, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 3, 2022).
10.13	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.5 to our Form S-8 filed on December, 16, 2021).
10.14	Globus Medical, Inc. 2021 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.6 to our Form S-8 filed on December, 16, 2021).
10.15	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 99.7 to our Form S-8 filed on December, 16, 2021).
10.16	Globus Medical, Inc. 2021 Equity Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.8 to our Form S-8 filed on December, 16, 2021).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm – Deloitte & Touche LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Filed herein.
**	Furnished herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	February 21, 2023	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	February 21, 2023	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DANIEL T. SCAVILLA	President and Chief Executive Officer	February 21, 2023
Daniel T. Scavilla	(Principal Executive Officer)
and Director

/s/ KEITH PFEIL	Chief Financial Officer	February 21, 2023
Keith Pfeil	Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)

/s/ DAVID C. PAUL	Executive Chairman and Director	February 21, 2023
David C. Paul

/s/ DAVID D. DAVIDAR	Director	February 21, 2023
David D. Davidar

/s/ ROBERT DOUGLAS	Director	February 21, 2023
Robert Douglas

/s/ DANIEL T. LEMAITRE	Director	February 21, 2023
Daniel T. Lemaitre

/s/ ANN D. RHOADS	Director	February 21, 2023
Ann D. Rhoads

/s/ JAMES R. TOBIN	Director	February 21, 2023
James R. Tobin

/s/ STEPHEN T. ZARRILLI	Director	February 21, 2023
Stephen T. Zarrilli