Form 10-K/A
period 2022-12-31
GLOBUS MEDICAL INC
filed 2023-03-16
CIK 1237831

UNITED STATES
SECURITIES AND
EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
Amendment No. 1 to Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of March 15, 2023 was 100,325,695 shares.

PCAOB ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Philadelphia, Pennsylvania

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

EXPLANATORY NOTE
Globus Medical, Inc. (“we,” “us,” “our,” the “Company,” “Globus,” or “GMED”) is
filing
this Amendment No. 1 on Form
10-K/A
(“Form
10-K/A”)
to amend the Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (“2022 Form
10-K”),
filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2023, to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the 2022 Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
This Form
10-K/A
amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2022 Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “
Exchange
Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form
10-K/A
under Item 15 of Part IV hereof. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form
10-K/A.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the 2022 Form
10-K.
Furthermore, this Form
10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2022 Form
10-K.
Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the 2022 Form
10-K
was filed. Accordingly, this Form
10-K/A
should be read in conjunction with the 2022 Form
10-K
and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth information concerning our directors as of March 1, 2023:

Name	Age	Position and Committee Memberships	Term Expires
David C. Paul	56	Chairman of the Board of Directors and Executive Chairman; Compensation Committee Chair and Nominating and Corporate Governance Committee	2025
Daniel T. Scavilla	58	Director, President and Chief Executive Officer; Member of the Nominating and Corporate Governance Committee	2023
David D. Davidar	57	Director; Member of the Compensation Committee and Nominating and Corporate Governance Committee	2024
Daniel T. Lemaitre	69	Director; Member of the Compensation Committee and Audit Committee	2025
Ann D. Rhoads	57	Director; Audit Committee Chair and Member of the Nominating and Corporate Governance Committee	2025
James R. Tobin	78	Director, Nominating and Corporate Governance Committee Chair and Member of the Compensation Committee	2024
Stephen T. Zarrilli	61	Director, Member of the Audit Committee	2024
Robert A. Douglas	63	Director, Member of the Audit Committee	2023

All of our directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. The biography of each of the directors below contains information regarding the person’s business experience, director positions held currently or previously, and the experiences, qualifications, attributes and skills that caused the Nominating and Corporate Governance Committee and our Board of Directors to determine that the person should serve as a director, given our business and structure.

David C. Paul is the Chairman of the Board of Directors having served in this role since the company’s inception in 2003, and is a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Paul served as our Chief Executive Officer from our inception in 2003 until August 2017, when he transitioned into the role of Executive Chairman. Prior to founding Globus, Mr. Paul was employed at Synthes Holding AG (formerly Synthes-Stratec) (“Synthes”) in various positions. Mr. Paul served as Director of Product Development for Synthes in his last position, where he was responsible for product development and marketing functions. Prior to Synthes, Mr. Paul worked as a Research Engineer in biomaterials research at Temple University. Mr. Paul is named inventor on approximately 225 patents and published applications. Mr. Paul received a B.S. in Mechanical Engineering from the University of Madras, and an M.S. in Computer Integrated Mechanical Engineering Systems from Temple University. Mr. Paul also serves on the Board of Free Flow Medical, an early stage medical device company and Cross Ventures, LLC, a real estate development company. Mr. Paul brings to our Board of Directors valuable perspective and experience as our founder, former Chief Executive Officer, current Executive Chairman and largest stockholder, as well as leadership skills, industry experience and knowledge, discipline and dedication to our mission that qualify him to serve as one of our directors.

Daniel T. Scavilla has served as Globus Medical’s President and Chief Executive Officer since April 2022. He is also on our Board of Directors and is a member of our Nominating and Corporate Governance Committee. Mr. Scavilla began his career at Globus Medical as the Chief Financial Officer in May 2015. He then served as the Executive Vice President, Chief Commercial Officer and the President of Trauma. Prior to joining Globus, Mr. Scavilla spent 28 years in various positions within Johnson & Johnson, including serving as Chief Financial Officer, Global Vice President Finance & Business Operations of Johnson & Johnson Vision Care from February 2012 to December 2015, and as Chief Financial Officer, Worldwide Vice President Finance of Advanced Sterilization Products, the infection prevention branch of Johnson & Johnson Medical Devices from October 2007 to January 2012. Other prior roles at Johnson & Johnson include financial management positions at McNeil Consumer Healthcare, Centocor Biologics, and Cilag Schaffhausen Operations in Switzerland. Mr. Scavilla serves on the board of directors of Impulse Dynamics, a privately held company specializing in technology for treating heart conditions. Mr. Scavilla’s extensive leadership and experience at our Company and knowledge of our finances and operations, including as our former Chief Financial Officer and Chief Commercial Officer, will add financial, commercial and operations experience to our Board of Directors and qualify him to serve as one of our directors. Mr. Scavilla received a B.S. in Finance and Organizational Behavior from LaSalle University, and holds an MBA in International Management from Temple University.

David D. Davidar has served on our Board of Directors since 2003 and is a member of our Compensation Committee and our Nominating and Corporate Governance Committee. Mr. Davidar served as our Senior Vice President, Operations from January 2013 until March 2016 and as our Vice President, Operations from 2003 to January 2013. Prior to joining Globus, Mr. Davidar served as the Executive Director of Highway Home, an assisted living facility, from 1995 to 2003. Mr. Davidar also served in a management capacity for Pizza Hut, Inc. from 1993 to 1995. He currently serves as the President & CEO of Trinity Axis Inc., an early stage technology company. Mr. Davidar received a B.Com. in Commerce, Economics and Management from Loyola College, University of Madras, a post-graduate diploma in Personnel Management at the Madras School of Social Work, and an M.B.A. from Bloomsburg University. Mr. Davidar’s role as one of our founders and his operational leadership of our Company have contributed significantly to our success and provided him with a deep familiarity with its history and business. Mr. Davidar brings valuable operational insight and managerial skills to our Board that qualify him to serve as one of our directors. Mr. Davidar also advises and invests in start-up companies in various sectors.

Daniel T. Lemaitre has served on our Board of Directors since April 2011 and is a member of our Compensation Committee and Audit Committee. In January 2020, Mr. Lemaitre became the Chairman and Chief Executive Officer of BlueWind Medical Ltd., a neuromodulation company based in Utah, after serving as its Executive Chairman since September 2018. Mr. Lemaitre most recently served as the President and Chief Executive Officer of Direct Flow Medical. Previously, Mr. Lemaitre served as Chief Executive Officer of White Pine Medical, a venture-backed medical device start-up company, from June 2009 until May 2015. Prior to White Pine Medical, Mr. Lemaitre served as the President and Chief Executive Officer of CoreValve, a privately-held company focused on percutaneous aortic valve replacement, from April 2008 until its acquisition by Medtronic, Inc. (“Medtronic”), a publicly-traded medical device company, in April 2009. From 2005 until March 2008, Mr. Lemaitre was a Senior Vice President at Medtronic, where he led the company’s strategic planning and corporate development. Prior to joining Medtronic, Mr. Lemaitre spent 28 years as an investment analyst in the medical device field. This included 18 years with SG Cowen, where he was a managing director and led the healthcare research team, and six years with Merrill Lynch. Mr. Lemaitre holds a B.A. in Economics from Bethany College and an M.B.A. from Bowling Green State University. Mr. Lemaitre previously served on numerous boards including CoreValve, Direct Flow, Mitralign, Endologix (Chair), Nitinol Development Corporation, and Bioventus (Chair). Mr. Lemaitre’s extensive business, managerial, executive and leadership experience in the medical device industry, as well as his current experience as a director of a publicly-traded medical device company bring to our Board of Directors a meaningful understanding of our business and industry and valuable skills related to strategic planning for a public company. These skills and experience, as well as his financial and accounting skills and expertise, qualify him to serve as one of our directors.

Ann D. Rhoads has served on our Board of Directors since July 2011, and is the Chairperson of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Ms. Rhoads most recently served as the Chief Financial Officer of Forty Seven, Inc. (NASDAQ: FTSV), a clinical-stage biotechnology company from March 2018 to April 2020. Previously, Ms. Rhoads was Executive Vice President and Chief Financial Officer of Zogenix, Inc. (NASDAQ: ZGNX), a pharmaceutical company, from March 2010 through January 2017. From 2000 through the end of 2009, Ms. Rhoads served as the Chief Financial Officer of Premier, Inc., a healthcare supply management company. Ms. Rhoads holds a B.S. in Finance from the University of Arkansas and an M.B.A. from the Harvard Business School. Ms. Rhoads also serves on the Board of Directors of Quidel Corporation (NASDAQ: QDEL), Repare Therapeutics (NASDAQ: RPTX), and iTeos Therapeutics (NASDAQ: ITOS). Ms. Rhoads’ experience as the chief financial officer of publicly-traded biotechnology and pharmaceutical companies brings valuable financial skills and expertise to our Board of Directors that includes significant executive management experience and leadership skills, and a strong understanding of corporate governance principles, which qualifies her to serve as one of our directors.

James R. Tobin has served on our Board of Directors since August 2015 and is a member of our Nominating and Corporate Governance Committee and Compensation Committee. Mr. Tobin served as President and Chief Executive Officer of Boston Scientific Corporation (“Boston Scientific”) from March 1999 to July 2009. Before joining Boston Scientific, Mr. Tobin served as the President and CEO of Biogen, Inc., from 1997 to 1998 and as its Chief Operating Officer from 1994 to 1997. Mr. Tobin also worked at Baxter International Inc. in various capacities from 1972 to 1994, including as its President and Chief Operating Officer from 1992 to 1994. Mr. Tobin currently serves as Chairman of the Board of TransMedics, Inc. (NASDAQ: TMDX), a company specializing in technology for preservation of organs for transplant. He also serves on the board of directors of Lyra Therapeutics (NASDAQ: LYRA), a clinical-stage company developing medicines precisely designed to target ear, nose and throat (ENT) diseases, Xenter, Inc., a privately held interventional cardiology medical device company, and Impulse Dynamics, a privately held company specializing in technology for treating heart failure. Mr. Tobin served as a Lieutenant in the U.S. Navy from 1968 to 1972. Mr. Tobin holds an M.B.A. from Harvard Business School and an A.B. from Harvard College. Mr. Tobin is well qualified to serve on our Board of Directors and on our Compensation Committee and Nominating and Corporate Governance Committee for numerous reasons, including his decades of experience as a senior executive of large multinational healthcare and medical device companies, including his service as President and Chief Executive Officer of Boston Scientific.

Stephen T. Zarrilli has served on our Board of Directors since May 2019 and is a member of our Audit Committee. Mr. Zarrilli was the former President and Chief Executive Officer of the University City Science Center, an urban research park that provides commercialization resources to life science and technology entrepreneurs. Mr. Zarrilli has over 25 years of finance, investment and operating experience in technology and life science enterprises. Mr. Zarrilli also has substantial governance experience with public companies. From 2012 to 2018, Mr. Zarrilli served as the President, Chief Executive Officer and Director of Safeguard Scientifics, Inc. a capital provider to technology and life science companies, which he joined in 2007 as Senior Vice President and Chief Financial Officer. Mr. Zarrilli began his career at Deloitte, LLP and was previously the Chairman and Founder of the Penn Valley Group, a management advisory firm; Chief Financial Officer of Fiberlink Communications Corporation, a security software company; Chief Executive Officer of Concellera Software, Inc., a document management software company; and Chief Executive Officer of US Interactive, Inc. a digital marketing firm. Mr. Zarrilli is a Member of the Audit Committee and a Member of the Risk and Finance Committee of Virtus Investment Partners, Inc. (NASDAQ: VRTS), an investment management company. Mr. Zarrilli holds a B.S. in Accounting from LaSalle University and has completed the Advanced Management Program at the Wharton School of the University of Pennsylvania. Mr. Zarrilli’s extensive operating experience, leadership roles, and his financial and accounting expertise qualify him to serve on our Board as an audit committee financial expert.

Robert Douglas joined our Board of Directors in December of 2019, and is a member of our Audit Committee. Mr. Douglas has nearly thirty years of experience in medical device technology, with particular expertise in digital health. Currently, Mr. Douglas serves as the President and Chief Operating Officer in the Office of the Chief Executive Officer for ResMed Inc. (NYSE:RMD, ASX:RMD), a medical device and software applications company specializing in cloud-connected devices. Mr. Douglas was appointed ResMed’s president in March 2013 and chief operating officer in September 2011. ResMed’s solutions diagnose, treat and manage respiratory disorders and improve care in out-of-hospital settings. Mr. Douglas serves as Vice Chairman on the Board of Directors of the San Diego Regional Economic Development Corporation and is a member of its Executive Committee. Mr. Douglas also serves as Vice Chairman on the Board of Directors of EvoNexus, a non-profit technology incubator and hub for Southern California’s startup community designed to accelerate the growth and success of entrepreneurial companies. Mr. Douglas has an M.B.A. from Macquarie University, a Bachelor’s degree in Electrical Engineering with first-class honors, and a B.S. in Computer Sciences from the University of New South Wales, Sydney. Mr. Douglas’s extensive operating experience, leadership roles, and his financial and accounting expertise qualify him to serve on our Board of Directors as an audit committee financial expert.

There are no family relationships between any directors, director nominees, and executive officers.

Information Concerning the Board of Directors and Corporate Governance

Director Independence

Our Board of Directors has affirmatively determined that Messrs. Lemaitre, Tobin, Douglas, Zarrilli and Davidar and Ms. Rhoads meet the definition of “independent director” under New York Stock Exchange listing standards.

We are a “controlled company” as set forth in New York Stock Exchange Rule 303A.00 because more than 50% of the voting power of our common stock is held by David C. Paul, our Chairman of the Board of Directors and Executive Chairman. Under New York Stock Exchange rules, a “controlled company” may elect not to comply with certain New York Stock Exchange corporate governance requirements, including the requirement that a majority of the Board of Directors consist of independent directors and the requirement that director nominations and executive compensation must be approved by a majority of independent directors or a Nominating and Corporate Governance Committee or Compensation Committee comprised solely of independent directors. We rely, and intend to continue to rely, on certain of these exemptions from the corporate governance requirements. In particular, though we have determined that a majority of our directors and all of the members of our Audit Committee are independent, our Compensation Committee and our Nominating and Corporate Governance Committee do not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Committees of the Board of Directors

Our Board of Directors has three permanent committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The written charters for these committees are on our website at https://www.investors.globusmedical.com/corporate-governance/governance-documents. Our Board of Directors may from time to time establish other standing committees. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

Audit Committee

We have an Audit Committee consisting of Ann D. Rhoads, Daniel T. Lemaitre, Stephen T. Zarrilli and Robert Douglas, each of whom has been determined to be an independent director.

Our Board of Directors has affirmatively determined that each member of our Audit Committee, Ms. Rhoads and Messrs. Lemaitre, Douglas and Zarrilli, meets the definition of an “independent director” for purposes of serving on an Audit Committee under New York Stock Exchange Rule 303A.07, and that each of Ms. Rhoads and Messrs. Lemaitre, Douglas and Zarrilli is an “audit committee financial expert.”

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who beneficially own more than 10% of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us and/or written representations that no other reports were required, it was discovered that Mr. Davidar previously failed to timely file a report for the fiscal year ended December 31, 2022 (a Form 4 regarding one gift transaction) and that Mr. Lemaitre previously failed to timely file a report for the fiscal year ended December 31, 2022 (a Form 4 regarding eight option transfer transactions), each of which were disclosed in a Form 4 filed pursuant to SEC regulations which require us to report any known failure to timely file a required form in any prior fiscal year. These transactions have subsequently been reported on an appropriate Section 16(a) report.

EXECUTIVE OFFICERS

The following individuals served as our executive officers during the year ended December 31, 2022 and their respective ages and positions as of March 1, 2023 were as follows:

Name	Age	Position
David C. Paul	56	Chairman of the Board of Directors and Executive Chairman
Daniel T. Scavilla	58	Director, Chief Executive Officer and President
Keith Pfeil	44	Senior Vice President and Chief Financial Officer
Kelly G. Huller	51	Senior Vice President, General Counsel and Corporate Secretary

David C. Paul has served as Chairman of our Board of Directors since our inception in 2003 and as Executive Chairman since August 2017. His biography is contained in the section titled “Board of Directors” above.

Daniel T. Scavilla has served as Globus Medical’s President and Chief Executive Officer since April 2022. He is also on our Board of Directors and is a member of our Nominating and Corporate Governance Committee. His biography is contained in the section titled “Board of Directors” above.

Keith Pfeil has served as our Senior Vice President and Chief Financial Officer since August 2019. Mr. Pfeil joined Globus as Chief Financial Officer in August 2019 after approximately 16 years at CSS Industries, Inc., a publicly traded consumer products company. At CSS, Mr. Pfeil most recently served as the Executive Vice President and Chief Financial Officer. Prior to that role, Mr. Pfeil served in various financial roles of increasing responsibility with focus areas including audit, business development, controllership, financial planning and analysis, investor relations and treasury. Prior to CSS Industries, Mr. Pfeil worked in the transaction advisory practice of Ernst & Young LLP, and prior to that, he worked in the assurance practices of KPMG LLP and Arthur Andersen LLP. Mr. Pfeil holds an Executive Masters of Business Administration from Saint Joseph’s University and a Bachelor of Science in accounting from Elizabethtown College.

Kelly G. Huller has served as our Senior Vice President, General Counsel and Corporate Secretary since December 2018. Ms. Huller began her career at Globus in 2006 as its first in-house counsel, and has since developed its Legal Department to meet the needs of Globus’ rapidly expanding domestic and international business across all of its divisions. Ms. Huller previously served as Globus’ Director, Legal Affairs and Vice President, Associate General Counsel. Prior to joining Globus, Ms. Huller spent many years as a trial attorney at the Philadelphia law firm of Conrad O’Brien representing public and private entities and non-profit organizations in areas of commercial, employment, products liability, and malpractice matters. Ms. Huller also served on the Board of Chester County Futures, a non-profit organization providing comprehensive academic, mentoring and scholarship support for motivated economically disadvantaged youth. Ms. Huller earned her Bachelor of Arts from Pennsylvania State University, and her Juris Doctor degree from Temple University.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The discussion below includes a review of our compensation decisions with respect to 2022 for our “named executive officers,” including our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers. Our named executive officers for 2022 were:

•	David C. Paul, who currently serves as our Chairman of the Board of Directors and Executive Chairman;

•	David M. Demski, who served as our Chief Executive Officer and President and our principal executive officer until April 2022;

•	Daniel T. Scavilla, who currently serves as our Chief Executive Officer and President and is our principal executive officer;

•	Keith Pfeil, who currently serves as our Senior Vice President and Chief Financial Officer and is our principal financial officer; and

•	Kelly G. Huller, who currently serves as our Senior Vice President, General Counsel and Corporate Secretary.

Compensation Overview

Our business is highly competitive, and competition presents an ongoing challenge to our success. Our ability to compete and succeed in this environment is directly dependent on our ability to recruit, retain and motivate talented and skilled individuals to form our executive team. Our compensation philosophy is centered on our goal of establishing and maintaining an executive compensation program that attracts proven, talented leaders who possess the skills and experience necessary to achieve our strategic goals and to create value for our stockholders. Further, our executive compensation program, which applies to all of our named executive officers, is weighted towards performance-based compensation such that our executive officers will see returns that are correlated to returns realized by our stockholders. The decisions with respect to our executive compensation are subject to the discretion of our Compensation Committee. Our Compensation Committee does not rely strictly on formulaic guidelines for determining the relative mix or levels of cash and equity-based compensation for our executive officers; instead, it maintains a flexible compensation program that allows it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to attain specific strategic and financial goals.

The compensation packages for our executive officers, including our named executive officers, generally include a base salary, annual non-equity incentive compensation, stock option awards and other benefits. In addition, our equity compensation plans provide our executive officers and all other optionees with acceleration of vesting of stock options upon either a change of control or a termination of employment in connection with a change in control, depending on the specific plan under which the options were granted and if our acquiror does not assume or replace the awards under our equity compensation plans. In limited circumstances, we will provide severance payments to certain of our named executive officers upon termination of their employment.

We evaluate and reward our named executive officers, generally on an annual basis, based upon the realization of our corporate objectives, including sales revenue, and the individual contributions of each named executive officer towards these objectives. David Paul, our current Chairman of the Board of Directors and Executive Chairman, made recommendations to the Compensation Committee regarding compensation of our named executive officers for 2023, but our Compensation Committee as a whole is ultimately responsible for establishing and reviewing all compensatory plans and arrangements with respect to our named executive officers, including Mr. Paul. The Compensation Committee may approve the recommendations, make adjustments in their discretion, or seek additional information from the Company or legal counsel before making a final determination with respect to the compensation of any named executive officer, including Mr. Paul. Our Compensation Committee considers a variety of objective and subjective performance criteria for setting compensation levels for each of our named executive officers and also considers what it believes to be market standards for compensation paid to similarly-situated executives at other comparable companies. We make decisions about our named executive officers’ salary increases and the amount of annual non-equity incentive awards primarily based on company performance, but we also consider individual performance when appropriate. Individual factors we consider in compensation determinations include an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and the sufficiency of total compensation potential and structure to ensure the retention of an executive when considering the compensation potential that may be available elsewhere.

Our current executive compensation program is based in part upon input provided to the Compensation Committee by an independent compensation consultant, Radford, in 2017. The Compensation Committee evaluated the independence of Radford in 2017 and concluded that its work for the Compensation Committee did not raise any conflict of interest at that time.

A key factor in determining levels and types of compensation of our named executive officers is the pay practices of our peer group, which consists of publicly-traded medical device companies that our Compensation Committee believes are the most comparable to our Company. The peer group typically changes from time to time due to industry consolidation, new market entrants, and other factors.

Based on recommendations from Radford in 2017, our peer group for 2023 will consist of the following companies:

Abiomed	Orthofix	Cantel Medical
Haemonetics	ICU Medical	Insulet
Integra LifeSciences	Natus Medical	Masimo
Nevro	NuVasive	CONMED
Penumbra		Integer Holdings (formerly Greatbatch)

Tax Considerations

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted. Prior to the Tax Reform Act, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallowed a tax deduction for compensation over one million dollars paid to our executive officers who are “covered employees” under this rule. Performance-based compensation was exempt from this deduction limitation if specified requirements set forth in the Code and applicable Treasury Regulations were met. Beginning in calendar year 2018, the Tax Reform Act eliminated the performance-based compensation exception to the deductibility limitation under Section 162(m), other than with respect to certain “grandfathered” performance-based awards granted prior to November 2, 2017. To the extent determinable and as one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to the Company and to the executive officers of various payments and benefits. The Compensation Committee did not make any changes to the executive compensation program as a result of the Tax Reform Act.

Our Compensation Committee does not believe that we have compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on our company.

Say-On-Pay Consideration

At our 2022 annual meeting of stockholders, we conducted a stockholder advisory vote on executive compensation (the “say-on-pay vote”) and over 95% of the votes cast were voted in favor of our executive compensation. The Compensation Committee believes this result evidences stockholder support for our executive compensation decisions and policies, and as such, the Compensation Committee did not implement any changes as a result of this vote. In a separate advisory vote at the 2019 annual meeting of stockholders, our stockholders voted to hold the say-on-pay vote annually. The Compensation Committee will consider the results of future say-on-pay votes when making executive compensation decisions and policies.

Key Elements of Our Compensation Program for 2022

We generally pay executive compensation through a combination of base salary, annual non-equity incentive compensation, long-term equity incentives in the form of stock options, and benefits. We do not use specific formulas or weightings in determining the allocation of the various compensation elements. Instead, compensation for each of our executives has been designed to provide a combination of fixed and at-risk compensation that is tied to achievement of our short-term and long-term objectives. We believe that this approach achieves the primary objectives of our compensation program, which are to recruit, retain and properly motivate our executives. The Compensation Committee retains the discretion to increase or decrease the actual amount of any executive officer’s annual non-equity incentive compensation based on his or her individual performance during the year.

In 2022, we compensated our named executive officers through a combination of base salary, annual non-equity incentive compensation, long-term equity incentives in the form of stock options, and benefits that included health, vision and dental insurance, paid time-off, life insurance, short-term and long-term disability insurance, 401(k) plan with Company matching contributions, relocation assistance, gym membership reimbursement, and car allowance. We believe the forms and mix of compensation provided to our named executive officers in 2022 appropriately reward performance, as the non-equity incentive plan compensation is tied to our Company performance as well as individual performance, and help to align the interests of our named executive officers with those of our stockholders, particularly through the grants of annual equity incentives.

In consideration of the ongoing effects of the COVID-19 pandemic, Mr. Paul chose not to receive a base salary, car allowance, and non-equity incentive compensation in 2021. Other than his election not to receive a base salary, car allowance and non-equity incentive compensation, Mr. Paul received compensation pursuant to the other programs described in this section and as stated in the summary compensation table below. In 2022, Mr. Paul received a base salary and non-equity incentive compensation.

Base Salary. Base salaries for all of our employees are determined by position, taking into consideration the scope of job responsibilities and competitive market compensation paid by other companies for similar positions. Base salaries are also driven by market competition to attract and retain high quality professionals. Our overall approach to setting base salaries is to create and sustain long-term stockholder value by balancing our need to retain high-quality professionals while appropriately managing our general and administrative expenses.

The Compensation Committee approved merit increases to the 2022 base salaries for our named executive officers of approximately 3.0% over each such named executive officer’s 2021 base salary, other than for Mr. Paul and Mr. Pfeil. As discussed above, Mr. Paul did not receive a base salary in 2021 and as a result, received a merit increase to his base salary in 2022 at an amount 3.0% greater than what his 2021 salary would have been had he taken such salary. Mr. Pfeil received a merit increase of approximately 15% over his 2021 base salary for performance reasons.

Annual Non-Equity Incentive Compensation. In 2022, all of our named executive officers participated in our annual non-equity incentive program pursuant to which they were eligible to earn cash payments (which were paid in February 2023). The target amount of the cash payment for each named executive officer was determined by the Compensation Committee on an individual basis using historical compensation amounts and the committee’s determination of competitive factors. These amounts are set forth in the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards – Target” column of the 2022 Grants of Plan-Based Awards table below. Payment above or below the target amounts was dependent on the degree to which the Company exceeded or fell short of a 2022 revenue goal of $1,050 million set by the committee. The Compensation Committee determined that for each named executive officer, achievement of 75% or less of goal revenue would result in non-equity incentive compensation of zero dollars, achievement of 90% of goal revenue would result in non-equity incentive compensation equal to 75% of target non-equity incentive compensation, achievement of 97.5% of goal revenue would result in non-equity incentive compensation equal to 100% of target non-equity incentive compensation, achievement of 100% of goal revenue would result in non-equity incentive compensation equal to 110% of target non-equity incentive compensation, and achievement of 110% of goal revenue would result in non-equity incentive compensation of 145% of the target non-equity incentive compensation. Achievement of revenue (excluding the impact of acquisitions that closed in the fiscal year) between the specified revenue goals would result in non-equity incentive compensation payments based on interpolation between the specified target payout amounts. After determining the amount of non-equity incentive compensation payable based on achievement of the specified revenue goals, the Compensation Committee may, in its discretion, adjust the final awards payable to each executive on an individual basis based on the committee’s evaluation of each executive’s individual performance during the year.

In 2022, we ultimately achieved worldwide sales revenues of $1,022.8 million, which was 97.4% of our revenue goal. Based on this performance, the Compensation Committee determined the default non-equity incentive award would be calculated at a rate of 100% of the applicable target amounts, which the committee reserved its right to adjust in its discretion as described above. The Compensation Committee decided to calculate Mr. Scavilla’s award at a rate of 110% of his full new target amount as Chief Executive Officer without proration. The Compensation Committee awarded Mr. Scavilla at this rate in consideration of his exceptional performance and leadership in transitioning to Chief Executive Officer and replacing a longstanding executive serving in that role.

Equity Incentive Compensation. The Compensation Committee believes that stock option awards are an important and useful long-term component of our overall compensation program. Stock options generally expire after ten years and vest ratably over four years. If an officer dies or becomes disabled, unexercised stock options generally are forfeited within one year. If an officer otherwise leaves our employ for any reason other than for cause, unexercised stock options generally are forfeited three months after termination of employment. If an officer’s employment is terminated for cause, unexercised stock options are typically forfeited upon termination of employment.

In 2022, all of our named executive officers received options to purchase shares of our common stock as set forth in the “Number of Securities Underlying Options” column of the 2022 Grants of Plan-Based Awards table below. The number of options awarded each named executive officer generally was aligned with the committee’s historical practice. See “2022 Outstanding Equity Awards at Fiscal Year-End” below, for a description of those stock option awards. All equity awards to our named executive officers were granted at no less than the fair market value of our common stock at the time of the grants, as determined by our Board of Directors.

Employee Benefits and Perquisites. Each named executive officer receives the same company-wide benefits as are generally available to all other salaried employees, such as short- and long-term disability insurance, basic life insurance and eligibility for supplemental health and life insurance, access to flexible health care reimbursement accounts and 401(k) matching. Additionally, our named executive officers are entitled to a vehicle allowance.

Summary Compensation Table

The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary(1) ($)		Bonus(2) ($)	Option Awards(3) ($)		Non-Equity Incentive Plan Compensation(4) ($)		All Other Compensation(5) ($)	Total ($)
David C. Paul, Chairman of the Board of Directors and Executive Chairman	2022	427,870		16,573	1,521,693		623,171		23,542	2,612,849
	2021	—	(6)	—	1,941,634		—	(6)	23,572	1,965,206
	2020	403,309		530,000	1,454,925		—		31,767	2,420,001
David M. Demski, Chief Executive Officer and President (until April 2022)	2022	513,446	(7)	30,038	3,043,385	(8)	1,129,498	(7)	20,914	4,737,281
	2021	498,490		—	3,397,855		1,159,536		32,711	5,088,592
	2020	483,972		960,000	2,546,119		—		36,886	4,026,977
Daniel T. Scavilla, Chief Executive Officer and President	2022	437,064		194,117	2,447,972		705,883		33,282	3,818,318
	2021	395,602		—	970,815		537,600		31,972	1,935,989
	2020	384,080		448,000	1,163,940		—		32,367	2,028,387
Keith Pfeil, Senior Vice President and Chief Financial Officer	2022	402,612		6,217	811,569		233,783		33,282	1,487,463
	2021	350,097		—	776,652		240,000		33,311	1,400,060
	2020	339,900		200,000	581,970		—		79,971	1,201,841
Kelly G. Huller, Senior Vice President, General Counsel and Corporate Secretary	2022	334,184		4,974	608,677		187,026		17,056	1,151,917
	2021	324,450		—	582,489		192,000		26,566	1,125,505
	2020	315,000		160,000	581,970		—		29,265	1,086,235

(1)	Reflects the base salary earned during the fiscal year covered.
(2)

Reflects payment of bonus awards that have historically been paid as non-equity incentive awards, but are considered bonus payments for 2020. For 2022, reflects the amount awarded by the Compensation Committee in excess of what the executive was entitled to pursuant to the non-equity incentive compensation plan.

(3)

Reflects the grant date fair value for each named executive officer’s stock option awards, computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Stock Compensation. These values have been determined based on the assumptions set forth in Note 13 to our consolidated financial statements included in our 2022 Annual Report on Form 10-K. See “2022 Outstanding Equity Awards at Fiscal-Year-End” below, for a description of those stock option awards.

(4)

Reflects cash amounts earned pursuant to our annual non-equity incentive plan for the fiscal year covered. All such cash payouts earned under this plan in a given year were paid in the following year. For 2022, reflects cash amount earned pursuant to the annual non-equity incentive plan in accordance with achieving 97.4% of the goal revenue.

(5)

Amounts for 2022 include participation in our group health insurance benefits, Company 401(k) plan matching contributions, vehicle allowance, YMCA membership reimbursement, and life and disability insurance premiums. The compensation amounts for our group health insurance benefits in 2022 were $17,176 for Messrs. Scavilla and Pfeil, $15,837 for Mr. Paul, $10,020 for Mr. Demski, and $951 for Ms. Huller.

(6)	Mr. Paul did not receive a base salary or non-equity incentive compensation in 2021, as discussed above.
(7)

Reflects base salary earned during the fiscal year and severance payments made to Mr. Demski pursuant to his employment agreement in connection with his resignation. Pursuant to the terms of his employment agreement, Mr. Demski was also entitled to receive the full amount of his non-equity cash incentive award he would have received.

(8)	This award was forfeited upon Mr. Demski’s resignation.

2022 Grants of Plan-Based Awards

The table below sets forth information with respect to awards granted to the named executive officers under our annual non-equity incentive compensation plan and the 2021 Equity Incentive Plan (the “2021 Plan”) in 2022, which constitute all of the plan-based awards granted to our named executive officers in 2022.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards					Number of Securities Underlying Options (#)		Per-Share Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards(2) ($)
		Threshold ($)	Target(1) ($)		Maximum ($)
David C. Paul	January 27, 2022	—	639,744		927,628		75,000		63.68	1,521,693
David M. Demski	January 27, 2022	—	1,159,536	(3)	1,401,106	(3)	150,000	(4)	63.68	3,043,385	(4)
Daniel T. Scavilla	January 27, 2022	—	724,654	(5)	1,050,749	(5)	40,000		63.68	811,569
	April 21, 2022						60,000		79.00	1,636,403
Keith Pfeil	January 27, 2022	—	240,000		348,000		40,000		63.68	811,569
Kelly Huller	January 27, 2022	—	211,200		278,400		30,000		63.68	608,677

(1)

These payouts represent the amount payable upon achievement of 97.5% of the revenue goal under the non-equity incentive compensation plan, and are listed because they are the base amounts on which the Compensation Committee determines final payouts. Upon achievement of 100% of the revenue goal, each named executive officer would receive a payout of 110% of the target amounts listed.

(2)

Reflects the grant date fair value for each named executive officer’s stock option awards, computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Stock Compensation. These values have been determined based on the assumptions set forth in Note 13 to our consolidated financial statements included in our 2022 Annual Report on Form 10-K. See “Outstanding Equity Awards as of December 31, 2022” below, for a description of those stock option awards.

(3)	Per the terms of his employment agreement, Mr. Demski was entitled to receive the full amount of his non-equity cash incentive award he would have received.
(4)	This award was forfeited upon Mr. Demski’s resignation.
(5)	These amounts are pro-rated to reflect Mr. Scavilla’s target bonus amounts for four months serving as Chief Commercial Officer and eight months serving as Chief Executive Officer.

2022 Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by our named executive officers as of December 31, 2022:

	Option Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable (#)	Number of Securities Underlying Unexercised Options –Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
David C. Paul (1)	26,042	—	24.10	1/20/2025
David C. Paul (2)	34,375	—	25.52	1/25/2026
David C. Paul (3)	106,250	—	26.27	1/30/2027
David C. Paul (4)	100,000	—	43.77	1/22/2028
David C. Paul (5)	97,917	2,083	43.58	1/22/2029
David C. Paul (6)	72,917	27,083	53.27	1/22/2030
David C. Paul (7)	47,917	52,083	65.05	1/14/2031
David C. Paul (8)	—	75,000	63.68	1/27/2032
Daniel T. Scavilla (3)	30,000	—	26.27	1/30/2027
Daniel T. Scavilla (4)	80,000	—	43.77	1/22/2028
Daniel T. Scavilla (5)	78,333	1,667	43.58	1/22/2029
Daniel T. Scavilla (6)	58,333	21,667	53.27	1/22/2030
Daniel T. Scavilla (7)	23,958	26,042	65.05	1/14/2031
Daniel T. Scavilla (8)	—	40,000	63.68	1/27/2032
Daniel T. Scavilla (9)	—	60,000	79.00	4/21/2032
Keith Pfeil (10)	13,333	6,667	49.65	9/3/2029
Keith Pfeil (6)	13,334	10,833	53.27	1/22/2030
Keith Pfeil (7)	19,167	20,833	65.05	1/14/2031
Keith Pfeil (8)	—	40,000	63.68	1/27/2032
Kelly G. Huller(11)	7,500	—	24.90	3/4/2024
Kelly G. Huller(1)	7,500	—	25.80	4/1/2025
Kelly G. Huller(2)	7,500	—	24.21	2/2/2026
Kelly G. Huller(3)	7,500	—	25.96	2/2/2027
Kelly G. Huller(4)	10,000	—	45.64	2/2/2028
Kelly G. Huller(5)	39,167	833	43.58	1/22/2029
Kelly G. Huller(12)	9,583	417	46.41	2/27/2029
Kelly G. Huller (6)	29,167	10,833	53.27	1/22/2030
Kelly G. Huller (7)	14,375	15,625	65.05	1/14/2031
Kelly G. Huller (8)	—	30,000	63.68	1/27/2032

(1)	These options were granted in 2015. All remaining unexercised stock options from 2015 became exercisable during 2019.
(2)	These options were granted in 2016. All remaining unexercised stock options from 2016 became exercisable during 2020.
(3)	These options were granted in 2017. All remaining unexercised stock options from 2017 became exercisable during 2021.
(4)	These options were granted in 2018. All remaining unexercised stock options from 2017 became exercisable during 2022.
(5)

These options were granted on January 22, 2019, and vest over a four-year period with one-fourth (1/4) of the options granted vesting on January 1, 2020, the first anniversary of the vesting commencement date, and the balance of the options granted vesting ratably on a monthly basis over the following 36 months.

(6)

These options were granted on January 22, 2020, and vest over a four-year period with one-fourth (1/4) of the options granted vesting on January 1, 2021, the first anniversary of the vesting commencement date, and the balance of the options granted vesting ratably on a monthly basis over the following 36 months.

(7)

These options were granted on January 14, 2021, and vest over a four-year period with one-fourth (1/4) of the options granted vesting on January 1, 2022, the first anniversary of the vesting commencement date, and the balance of the options granted vesting ratably on a monthly basis over the following 36 months.

(8)

These options were granted on January 27, 2022, and vest over a four-year period with one-fourth (1/4) of the options granted vesting on January 1, 2023, the first anniversary of the vesting commencement date, and the balance of the options granted vesting ratably on a monthly basis over the following 36 months.

(9)

These options were granted on April 21, 2022, and vest over a four-year period with one-fourth (1/4) of the options granted vesting on April 21, 2023, the first anniversary of the vesting commencement date, and the balance of the options granted vesting ratably on a monthly basis over the following 36 months.

(10)

These options were granted on September 3, 2019, and vest over a four-year period with one-fourth (1/4) of the options granted vesting on August 19, 2019, the first anniversary of the vesting commencement date, and the balance of the options granted vesting ratably on a monthly basis over the following 36 months.

(11)	These options were granted in 2014. All remaining unexercised stock options from 2014 became exercisable during 2018.
(12)

These options were granted on February 27, 2019, and vest over a four-year period with one-fourth (1/4) of the options granted vesting on February 27, 2020, the first anniversary of the vesting commencement date, and the balance of the options granted vesting ratably on a monthly basis over the following 36 months.

2022 Option Exercises Table

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
David M. Demski	154,166	3,285,533
Kelly G. Huller	10,000	624,350
Daniel T. Scavilla	—	—
David C. Paul	—	—
Keith Pfeil	—	—

Equity Compensation Plans

The following description of each of our equity compensation plans is qualified by reference to the full text of those plans. Our 2012 Plan was filed with the SEC as exhibits to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-180426), filed on May 8, 2012. Our 2021 Equity Incentive Plan was filed with the SEC as Exhibit 10.1 on Form 8-K filed on June 4, 2021 and the amended 2021 Equity Incentive Plan was filed with the SEC as Exhibit 10.1 on Form 8-K filed on June 3, 2022. Our equity compensation plans are designed to continue to give our company flexibility to make a wide variety of equity awards to reflect what the Compensation Committee believes at the time of such award will best motivate and reward our employees, directors, consultants, and other service providers.

2012 Equity Incentive Plan

The 2012 Plan was adopted by our Board of Directors in March 2012, and approved by our stockholders in June 2012. The 2012 Plan terminated pursuant to its terms in 2022. Following the effectiveness of our 2021 Equity Incentive Plan, we have not issued any additional awards under the 2012 Plan; however, all awards previously granted under the 2012 Plan remain outstanding and are administered by our Board of Directors under the terms and conditions of the 2012 Plan. As of February 28, 2023, options to purchase 7,167,858 shares of our Class A common stock and 7,728 Restricted Stock Units were outstanding under the 2012 Plan.

The 2012 Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Code to employees, and for the grant of non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock payments and performance awards, including performance stock units and cash awards, to employees, consultants and non-employee directors.

In the event of a merger or consolidation, the sale or exchange of all of our common stock, the sale, transfer or disposition of all or substantially all of our assets, or our liquidation or dissolution, or a “change in control” (as defined in the 2012 Plan), the administrator may take one or more of the following actions with respect to outstanding awards, as appropriate:

•	provide for the assumption or substitution of the awards;

•	cancel the award if no amount would have been attained upon exercise of the award or realization of the participant’s rights;

•	accelerate the awards in whole or in part;

•	cash out the awards;

•	make adjustments in the number and kind of shares subject to outstanding awards;

•	convert the awards into the right to receive liquidation proceeds;

•	provide that the award cannot vest, be exercised or become payable after such event; or

•	any combination of the above.

In the event of a corporate transaction where the acquiror does not assume or replace options granted under the 2012 Plan, such outstanding options will become fully vested and exercisable immediately prior to, and will terminate upon, the consummation of the corporate transaction.

2021 Equity Incentive Plan

Purpose

The purpose of the 2021 Plan is to attract and retain employees, non-employee directors and consultants, and advisors. The 2021 Plan is intended to promote the success and enhance the value of the Company by providing an incentive to participants for outstanding performance to align the economic interests of participants with those of our stockholders. As of February 28, 2023, options to purchase 3,124,878 shares of our Class A common stock and 54,534 Restricted Stock Units were outstanding under the 2021 Plan and there were 2,560,289 shares of our Class A common stock available for grant under the 2021 Plan.

Type of Awards

The 2021 Plan provides for the issuance of stock options (including non-statutory stock options and incentive stock options), SARs, restricted stock, restricted stock units (referred to as “RSUs”), stock bonuses and other stock-based awards to officers, employees, non-employee directors, advisors and consultants of Globus Medical, Inc. or any of its subsidiaries.

Administration

The 2021 Plan will be administered by the Compensation Committee of our Board, and the Compensation Committee will determine all of the terms and conditions applicable to awards under the 2021 Plan. Our Compensation Committee will also determine who will receive awards under the 2021 Plan and the number of shares of Class A Common Stock that will be subject to awards, except that awards to members of our Board must be authorized by a majority of our Board. Our Board or Compensation Committee may delegate to one or more subcommittees or one or more officers of the Company authority to grant or amend awards under the 2021 Plan. Awards to any individual who is subject to Section 16 of the Exchange Act will be approved by a subcommittee consisting solely of independent directors. Our Compensation Committee, our Board, any subcommittee or any officer, as applicable, that has authority with respect to a specific award will be referred to as “the committee” in this description of the 2021 Plan.

Shares Subject to the Plan

Subject to adjustment, the aggregate number of shares of Class A Common Stock that may be issued or transferred pursuant to awards under the 2021 Plan is the sum of (i) 4,000,000 shares of our Class A Common Stock and (ii) any shares of Class A Common Stock that are available for issuance under the 2012 Plan as of the effective date of the 2021 Plan or that become available for future grants of awards under the 2021 Plan as described below.

If any award under the 2021 Plan or the 2012 Plan is forfeited, terminates, expires or lapses for any reason, or is settled for cash without delivery of shares of Class A Common Stock, the shares of our Class A Common Stock subject to such awards under the 2021 Plan or the 2012 Plan will again be, or will become, available for awards under the 2021 Plan. Any shares of Class A Common Stock that are tendered or withheld to satisfy the grant or exercise price or tax withholding obligation in connection with all or a portion of an award under the 2021 Plan or the 2012 Plan will again be, or will become, available for award under the 2021 Plan. Any shares subject to a

SAR that are not issued in connection with the exercise of a SAR will again be available for award under the 2021 Plan. Any shares of Class A Common Stock repurchased by the Company or otherwise returned to the Company under the 2021 Plan or the 2012 Plan will again be, or will become, available for award under the 2021 Plan.

Awards granted under the 2021 Plan upon the assumption of, or in substitution for, outstanding equity awards previously granted by a company or other entity in connection with a corporate transaction, such as a merger, combination, consolidation or acquisition of property or stock, shall not reduce the number of shares authorized for award under the 2021 Plan. Additionally, in the event that a company acquired by the Company or any of its subsidiaries or with which the Company or any of its subsidiaries combines has shares available under a pre-existing plan approved by stockholders and not adopted in contemplation of such acquisition or combination, the shares available for award pursuant to the terms of such pre-existing plan (as adjusted) may be used for awards under the 2021 Plan and will not reduce the shares of Class A Common Stock authorized for award under the 2021 Plan, subject to certain limitations as set forth in the 2021 Plan.

Adjustments

In the event of any stock dividend, stock split, subdivision, combination or exchange of shares, merger, consolidation, distribution (other than normal cash dividends) of Company assets to stockholders, reclassification, recapitalization, or any other change affecting the Company’s Class A Common Stock or the share price of the Company’s Class A Common Stock, the committee will make adjustments as it deems appropriate to the following: the aggregate number and kind of shares that may be issued under the 2021 Plan; the number and kind of shares (or other securities or property) subject to outstanding awards; the terms and conditions of any outstanding awards, including, without limitation, any applicable performance targets or criteria; and the award or exercise price per share for any outstanding awards under the 2021 Plan.

Eligibility and Vesting

All of our employees are eligible to receive awards under the 2021 Plan. In addition, our non-employee directors and key advisors who perform services for us may receive awards under the 2021 Plan. The committee determines the vesting terms and conditions to exercise of awards granted under the 2021 Plan. As of February 28, 2023, 2,217 employees and 6 non-employee directors were eligible to receive awards under the 2021 Plan. Advisors and consultants were eligible to receive awards under the 2021 Plan, but historically grants to advisors or consultants has occurred on a limited basis. As of December 31, 2022, 1,951 employees, 6 non-employee directors, and 6 advisors and consultants held awards under the 2021 Plan.

Minimum Vesting.

Awards granted under the 2021 Plan may not vest earlier than the first anniversary of the date of grant. This vesting limitation does not apply to (i) awards granted under the 2021 Plan in connection with the assumption of, or in substitution for, equity awards that were previously granted by another entity in connection with a corporate transaction, (ii) awards to non-employee directors that vest on the earlier of the first anniversary of the date of grant and the next annual meeting of stockholders that is at least 50 weeks after the immediately preceding year’s annual meeting, and (iii) awards granted under the 2021 Plan representing an aggregate of up to 5% of the maximum number of authorized shares available for issuance. The committee has the authority to accelerate the vesting of awards in the event of the participant’s death or disability, or the occurrence of a change of control.

Options

Under our 2021 Plan, the committee will determine the exercise price of the options granted and may grant options to purchase shares of our Class A Common Stock in such amounts as it determines. The committee will also determine the vesting terms of options, which may be based on service with the Company, specified performance criteria or a combination of both. The committee may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder (the “Code”), or non-qualified stock options, which are not intended to so qualify. Incentive stock options may only be granted to our employees. Anyone eligible to participate in the 2021 Plan may receive an award of non-qualified stock options. The exercise price of a stock option granted under the 2021 Plan cannot be less than the fair market value of a share of our Class A Common Stock on the date the option is granted. If an incentive stock option is granted to a 10% stockholder of the total combined voting power of all classes of our stock, the exercise price cannot be less than 110% of the fair market value of a share of our Class A Common Stock on the date the option is granted. The aggregate number of shares of Class A Common Stock that may be issued or transferred under the 2021 Plan pursuant to incentive stock options under Section 422 of the Code may not exceed 4,000,000 shares of Class A Common Stock outstanding on the effective date of the 2021 Plan.

The exercise price for any option is generally payable in cash or check. In certain circumstances as permitted by the committee, the exercise price may be paid by (i) the surrender of shares of our Class A Common Stock with an aggregate fair market value, on the date the option is exercised, equal to the exercise price; (ii) delivery of a written or electronic notice that a market sell order was placed with a broker with respect to shares of Class A Common Stock issuable upon exercise or vesting of an award, and that the broker was directed to pay net proceeds of the sale to the Company in satisfaction of the aggregate payments required; (iii) other form of legal consideration acceptable to the committee; or (iv) any combination of the foregoing.

The term of an option cannot exceed ten years from the date of grant, except that if an incentive stock option is granted to a 10% stockholder of the total combined voting power of all classes of our stock, the term cannot exceed five years from the date of grant. Except as provided in the award agreement, an option may only be exercised while a participant is providing service to us. The committee will determine in the award agreement under what circumstances and during what periods a participant may exercise an option after termination of service.

Restricted Stock

Under the 2021 Plan, the committee may grant restricted stock awards. A restricted stock award is an award of our Class A Common Stock that may be subject to restrictions as the committee determines. The restrictions, if any, may lapse over a specified period of service, based on specified performance criteria or other criteria as the committee may determine. Except to the extent restricted under the award agreement relating to the restricted stock award, a participant will have all of the rights of a stockholder as to those shares, including the right to vote and the right to receive dividends or distributions on the shares. All unvested restricted stock awards are forfeited if the participant’s service is terminated for any reason, unless the committee determines otherwise. Except as otherwise determined by the committee, upon a participant’s termination from service with the Company, the Company has the right to repurchase unvested shares of restricted stock at a cash price per share equal to the price paid by the participant, if any.

Restricted Stock Units

Under the 2021 Plan, the committee may grant RSUs to anyone eligible to participate in the 2021 Plan. RSUs represent hypothetical shares of our Class A Common Stock. RSUs become payable on terms and conditions determined by the committee, including specified performance goals, and will be payable in cash, shares of Class A Common Stock, or a combination thereof, as determined by the committee. All unvested RSUs are forfeited if the participant’s service is terminated for any reason, unless the committee determines otherwise.

Performance Awards

Under the 2021 Plan, the committee may grant performance awards to anyone eligible to participate in the 2021 Plan. Performance awards may be in the form of performance stock units or awards of cash bonuses or other cash awards as determined by the committee. Performance awards become payable on terms and conditions determined by the committee, including specified performance goals, and will be payable in cash, shares of Class A Common Stock, or a combination thereof, as determined by the committee. All performance awards are forfeited if the participant’s service is terminated for any reason, unless the committee determines otherwise.

The committee may select as the performance measure for a performance cycle any performance goals that it may consider appropriate for the award, which may include, but may not be limited to, one or a combination of the following performance measures, as interpreted by the committee, which measures (to the extent applicable) will be determined in accordance with U.S. generally accepted accounting principles relating to the company and/or its affiliates: (i) net earnings (either before or after one or more of the following: (A) interest, (B) taxes, (C) depreciation and (D) amortization); (ii) gross or net sales or revenue; (iii) net income (either before or after taxes); (iv) adjusted net income; (v) operating earnings (including but not limited to EBITDA or adjusted EBITDA); (vi) cash flow (including, but not limited to, operating cash flow and free cash flow); (vii) return on assets; (viii) return on capital; (ix) return on stockholders’ equity; (x) total stockholder return; (xi) return on sales; (xii) gross or net profit or operating margin; (xiii) operating or other costs and expenses; (xiv) funds from operations; (xv) improvements in expense levels; (xvi) working capital; (xvii) earnings per share; (xviii) adjusted earnings per share; (xix) price per share of common stock; (xx) regulatory body approval for commercialization of a product; (xxx) implementation or completion of critical projects; (xxii) market share; (xxiii) economic value; (xxiv) comparisons with various stock market indices; (xxv) capital raised in financing transactions or other financing milestones; (xxvi) stockholders’ equity; (xxvii) market recognition (including but not limited to awards and analyst ratings); (xxviii) financial ratios; (xxix) implementation, completion or attainment of objectively determinable objectives relating to research, development, regulatory, commercial, or strategic milestones or developments; and (xxx) other similar criteria as determined by the committee. The performance measures may be measured either in absolute terms or as compared to any incremental increase or decrease or as compared to results of a peer group or to market performance indicators or indices. The committee may also grant performance awards that are based on measures other than those set forth above.

In determining the level of attainment of each applicable performance measure, the committee may, in its discretion, make objectively determinable adjustments to one or more of the performance measures, including but not limited to (i) items related to a change in accounting principle; (ii) items relating to financing activities; (iii) expenses for restructuring or productivity initiatives; (iv) other non-operating items; (v) items related to acquisitions; (vi) items attributable to the business operations of any entity acquired by the Company during the applicable performance period; (vii) items related to the disposal of a business or segment of a business; (viii) items related to discontinued operations that do not qualify as a segment of a business under U.S. generally accepted accounting principles; (ix) items attributable to any stock dividend, stock split, combination or exchange of stock occurring during the performance period; (x) any other items of significant income or expense that are determined to be appropriate adjustments; (xi) items relating to unusual or extraordinary corporate transactions, events or developments; (xii) items related to amortization of acquired intangible assets; (xiii) items that are outside the scope of the Company’s core, ongoing business activities; (xiv) items related to acquired in-process research and development; (xv) items relating to changes in tax laws; (xvi) items relating to major licensing or partnership arrangements; (xvii) items relating to asset impairment charges; (xviii) items relating to gains or losses for litigation, arbitration and contractual settlements; (xix) items relating to any other unusual or non-recurring events or changes in applicable laws, accounting principles or business conditions; or (xx) any such other items as determined by the committee.

Stock Appreciation Rights

Under the 2021 Plan, the committee may grant SARs. At the time the SAR is granted, the committee will establish the exercise price of the SAR, which will be equal to or greater than the fair market value of a share of our Class A Common Stock as of the date of grant.

Generally, SARs may only be exercised while the participant is providing services to us. When a participant exercises a SAR, the participant will receive the excess of the fair market value of the underlying Class A Common Stock over the exercise price of the SAR. The appreciation of a SAR will be paid in shares of our Class A Common Stock, cash or both. The term of a SAR cannot exceed ten years from the date of grant.

Generally, any portion of the SAR that is not exercisable as of the participant’s termination from service will be forfeited, unless the committee determines otherwise.

Other Stock-Based Payments

Under the 2021 Plan, the committee may grant other types of stock payments that are based on, or measured by, our Class A Common Stock, and granted to anyone eligible to participate in the 2021 Plan. The committee will determine the terms and conditions of such awards. Other stock-based payments may be payable in cash, shares of our Class A Common Stock or a combination of the two, as determined by the committee.

Change of Control and Other Corporate Events

In the event of any unusual or non-recurring transactions or events affecting the Company, any subsidiary of the Company, or the financial statements of the Company or any subsidiary, or of changes in applicable law or accounting principles, including, without limitation, a change of control, the committee has the authority to do one or more of the following:

•	terminate any award in exchange for an amount of cash, if any, equal to the amount that would have been attained upon the exercise of such award;

•	replace any award with other rights or property having an aggregate value not exceeding the amount that could have been attained upon the exercise of such award;

•

cause the award to be assumed by the successor or survivor corporation, or a parent or subsidiary thereof, or to cause the award to be substituted with a similar award covering the stock of the successor or survivor corporation, or a parent or subsidiary thereof;

make adjustments in the number and type of shares of stock (or other securities or property) subject to outstanding awards and to other terms and conditions of such awards;

•	accelerate the vesting of or remove any restrictions governing any outstanding award; and

•	provide that an award cannot vest, be exercised or become payable after such event.

In the event any successor corporation in a change of control fails for any reason to assume or substitute for an award, then such award will become fully vested and, if applicable, exercisable, and all forfeiture restrictions on such award will lapse as of immediately prior to such change of control, and such award will terminate if not exercised (if applicable).

In general terms, a change of control under the 2021 Plan occurs if:

•	a person, entity or affiliated group, with certain exceptions, acquires more than 50% of our then-outstanding voting securities;

•

the Company consummates (i) a merger, consolidation, reorganization, or business combination, (ii) a sale or other disposition of all or substantially all of the Company’s assets or (iii) an acquisition of assets or stock of another entity unless the Company’s outstanding voting shares continue to represent at least a majority of the combined voting power of the successor entity and the holders of our voting shares immediately prior to the merger have at least 50% of the combined voting power of the securities in the merged entity or its parent;

•	a majority of the members of our Board are replaced during any two-year period by directors whose appointment or election is not endorsed by a majority of the incumbent directors; or

•	we consummate a complete liquidation or dissolution.

Withholding

All awards under the 2021 Plan are subject to applicable U.S. federal (including FICA), state and local, foreign or other tax withholding requirements. We may require participants or other persons receiving awards or exercising awards to pay an amount sufficient to satisfy such tax withholding requirements with respect to such awards, or we may deduct from other wages and compensation paid by us the amount of any withholding taxes due with respect to such award.

The committee may permit or require that our tax withholding obligation with respect to awards paid in our Class A Common Stock be paid by having shares withheld up to an amount that does not exceed the participant’s minimum applicable withholding tax rate for U.S. federal (including FICA), state and local tax liabilities, or as otherwise determined by the committee. In addition, the committee may, in its discretion, and subject to such rules as the committee may adopt, allow participants to elect to have such share withholding applied to all or a portion of the tax withholding obligation arising in connection with any particular award.

Transferability

Unless otherwise determined by the committee, an award under the 2021 Plan may not be transferred except by will or the laws of descent and distribution or, with respect to awards other than incentive stock options, pursuant to a domestic relations order. Only a participant may exercise rights under an award during the participant’s lifetime. Upon death, the personal representative or other person entitled to succeed to the rights of the participant may exercise such rights. RSUs, stock awards and other stock payments may not be transferred so long as the shares are subject to forfeiture restrictions without the written consent of an authorized representative of the Company. The committee may provide in an award agreement that a participant may transfer awards, other than incentive stock options, to family members, or one or more trusts or other entities for the benefit of or owned by family members, consistent with applicable securities laws.

Amendment; Termination

Our Board or the committee may amend or terminate our 2021 Plan at any time, except that our stockholders must approve an amendment if such approval is required in order to comply with the Code, applicable laws or applicable stock exchange requirements. Unless terminated sooner by our Board or the committee or extended with stockholder approval, no awards may be granted or awarded under the 2021 Plan during any period of suspension or after termination of the 2021 Plan, and in no event may any award be granted under the 2021 Plan after the tenth anniversary of the effective date of the 2021 Plan.

The Board or the committee may, without stockholder approval, amend an award to reduce the exercise price below the per-share exercise price as of the date the award is granted and grant an award in exchange for, or in connection with, the cancellation or surrender of an award having a higher per-share exercise price.

Establishment of Sub-Plans

Our Board may, from time to time, establish one or more sub-plans under the 2021 Plan to satisfy applicable blue sky, securities or tax laws of various jurisdictions.

Clawback

Subject to applicable law, the committee may provide in an award agreement or otherwise that the participant must pay to the Company any proceeds, gains or other economic benefit actually or constructively received by the participant in respect to any award (or the receipt or resale of any shares underlying an award) and that the award will terminate and any unexercised portion of the award (whether or not vested) shall be forfeited if (i) the participant terminates from service with the Company prior to a specified date, or within a specified period following receipt or exercise of the award; (ii) the participant engages in any activity in competition with the Company, or which is harmful to the Company, as determined by the committee; or (iii) the participant terminates from service due to misconduct.

The committee may also provide an award agreement or otherwise that all awards (including any proceeds, gains or other economic benefit actually or constructively received in respect thereof) will be subject to the provisions of any clawback policy implemented by the Company, including, without limitation, any clawback policy adopted to comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules or regulations promulgated thereunder.

Certain U.S. Federal Income Tax Aspects

The following is a summary of certain U.S. federal income tax consequences of awards under the 2021 Plan. It does not purport to be a complete description of all applicable rules, and those rules (including those summarized here) are subject to change.

Options

An optionee generally will not recognize taxable income upon the grant of a non-statutory option. Rather, at the time of exercise of the option, the optionee will recognize ordinary income for income tax purposes in an amount equal to the excess, if any, of the fair market value of the shares purchased over the exercise price. We generally will be entitled to a tax deduction at such time and in the same amount, if any, that the optionee recognizes as ordinary income. The optionee’s tax basis in any shares received upon exercise of an option will be the fair market value of the shares on the date of exercise, and if the shares are later sold or exchanged, then the difference between the amount received upon such sale or exchange and the fair market value of such shares on the date of exercise will generally be taxable as long-term or short-term capital gain or loss (if the shares are a capital asset of the optionee) depending upon the length of time such shares were held by the optionee. Incentive stock options are eligible for favorable U.S. federal income tax treatment if certain requirements are satisfied. An incentive stock option must have an option price that is not less than the fair market value of the stock at the time the option is granted, and must be exercisable within ten years from the date of grant. An employee granted an incentive stock option generally does not realize compensation income for U.S. federal income tax purposes upon the grant of the option. At the time of exercise of an incentive stock option, no compensation income is realized by the optionee other than tax preference income for purposes of the federal alternative minimum tax on individual income. If the shares acquired on exercise of an incentive stock option are held for at least two years after grant of the option and one year after exercise, the excess of the amount realized on the sale over the exercise price will be taxed as capital gain. If the shares acquired on exercise of an incentive stock option are disposed of within less than two years after grant or one year of exercise, the optionee will realize taxable compensation income equal to the lesser of (i) the excess of the fair market value of the shares on the date of exercise over the option price or (ii) the excess of the amount realized on the sale over the option price. Any additional amount realized will be taxed as capital gain.

Stock Awards

A participant generally will not be taxed upon the grant of stock awards subject to restrictions, but rather will recognize ordinary income in an amount equal to the fair market value of the shares at the time the shares are no longer subject to a “substantial risk of forfeiture” (within the meaning of the Code). We generally will be entitled to a deduction at the time when, and in the amount that, the participant recognizes ordinary income on account of the lapse of the restrictions. A participant’s tax basis in the shares will equal their fair market value at the time the restrictions lapse, and the participant’s holding period for capital gains purposes will begin at that time. Any cash dividends paid on the restricted stock before the restrictions lapse will be taxable to the participant as additional compensation (and not as dividend income). Under Section 83(b) of the Code, a participant may elect to recognize ordinary income at the time the shares of stock are awarded in an amount equal to their fair market value at that time, notwithstanding the fact that such shares of stock are subject to restrictions and a substantial risk of forfeiture. If such an election is made, no additional taxable income will be recognized by such participant at the time the restrictions lapse, the participant will have a tax basis in the shares equal to their fair market value on the date of their award, and the participant’s holding period for capital gains purposes will begin at that time. We generally will be entitled to a tax deduction at the time when, and to the extent that, ordinary income is recognized by such participant.

Stock Units

In general, the grant of stock units will not result in income for the participant or in a tax deduction for us. Upon the settlement of such an award in cash or shares, the participant will recognize ordinary income equal to the aggregate value of the payment received, and we generally will be entitled to a tax deduction at the same time and in the same amount.

Stock Appreciation Rights

A participant who is granted a SAR generally will not recognize ordinary income upon receipt of the SAR. Rather, at the time of exercise of such SAR, the participant will recognize ordinary income for U.S. federal income tax purposes in an amount equal to the value of any cash received and the fair market value on the date of exercise of any shares received. We generally will be entitled to a tax deduction at such time and in the same amount, if any, that the participant recognizes as ordinary income. The participant’s tax basis in any shares received upon exercise of a SAR will be the fair market value of the shares on the date of exercise, and if the shares are later sold or exchanged, then the difference between the amount received upon such sale or exchange and the fair market value of such shares on the date of exercise will generally be taxable as long-term or short-term capital gain or loss (if the shares are a capital asset of the participant) depending upon the length of time such shares were held by the participant.

Other Awards

With respect to other stock-based awards granted under the 2021 Plan, generally when the participant receives payment with respect to an award, the amount of cash and/or the fair market value of any shares or other property received will be ordinary income to the participant, and we generally will be entitled to a tax deduction at the same time and in the same amount.

Impact of Section 409A

Section 409A of the Code applies to deferred compensation, which is generally defined as compensation earned currently, the payment of which is deferred to a later taxable year. Awards under the 2021 Plan are intended to be exempt from the requirements of Section 409A or to satisfy its requirements. An award that is subject to Section 409A and fails to satisfy its requirements will subject the holder of the award to immediate taxation, interest and an additional 20% tax on the vested amount underlying the award.

Section 162(m) of the Code

Prior to 2018, Section 162(m) of the Code imposed a $1 million limit on the amount a public company may deduct for compensation paid to a company’s chief executive officer or any of the company’s three other most highly compensated executive officers (other than the chief financial officer) who are employed as of the end of the year. This limitation did not apply to compensation that met the Code requirements for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by stockholders, including stock options).

The performance-based compensation exemption and the exemption of the chief financial officer from Section 162(m)’s deduction limit have been repealed, among other changes, effective for taxable years beginning after December 31, 2017, such that awards paid to our covered executive officers (including our chief executive officer) in excess of $1 million will not be deductible in future years, unless they qualify for transition relief applicable to certain arrangements that were in effect as of November 2, 2017 and are not materially modified thereafter.

As in prior years, while deductibility of executive compensation for federal income tax purposes is among the factors the committee considers when structuring our executive compensation arrangements, it is not the sole or primary factor considered. We retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of the Company.

Tax withholding

We may require participants to discharge applicable withholding tax obligations with respect to any award granted to the participant. The administrator may in its discretion allow a holder to meet any such withholding tax obligations by electing to have us withhold shares of common stock otherwise issuable under any award (or allow the return of shares of common stock) having a fair market value equal to the sums required to be withheld.

Employment Agreements

Mr. Paul is not party to an employment agreement with the Company. A description of employment agreements with Messrs. Scavilla, Demski, and Pfeil and Ms. Huller is set forth below.

Mr. Scavilla’s Employment Agreement

On May 3, 2016, we entered into an executive employment agreement with Mr. Scavilla, our current President and Chief Executive Officer and then Senior Vice President and Chief Financial Officer. Mr. Scavilla’s employment is “at will,” meaning that his employment may be terminated by either party for any or no reason at any time. The agreement provides for a monthly car allowance. Mr. Scavilla is eligible to earn a salary and also a non-equity cash incentive award by meeting certain company and individual performance targets. Both the base salary and non-equity incentive award are subject to adjustment from time to time in the sole discretion of the Company.

Mr. Scavilla is entitled to receive his base salary for 12 months and continued coverage under the Company’s group health, dental and vision plans for a period of 12 months in the event we terminate his employment without cause or in connection with a change of control or if he resigned for good reason. All severance payments are conditioned on Mr. Scavilla signing a general release of claims against the Company. Under Mr. Scavilla’s employment agreement, “good reason” is defined as (i) a materially adverse change or material diminution in the office, title, duties, powers, authority or responsibilities of Mr. Scavilla, (ii) our failure to pay his base salary or a bonus that has become due and payable, (iii) a material reduction in his base salary, (iv) a relocation of Mr. Scavilla’s principal worksite of more than 25 miles unless such relocation reduces his commute to such worksite, or (v) a material breach of the employment agreement by the Company; provided in each case that the Company did not correct such reason during a specified cure period.

Mr. Demski’s Employment Agreement

On September 14, 2015, we entered into an executive employment agreement with Mr. Demski, our former Chief Executive Officer and then President, Emerging Technologies. Mr. Demski’s employment was “at will,” meaning that his employment may be terminated by either party for any or no reason at any time. The agreement provided for a 2015 base salary of $347,898 and a monthly car allowance. Mr. Demski was also eligible to earn a non-equity cash incentive award by meeting certain company and individual performance targets. Both the base salary and non-equity incentive award were subject to adjustment from time to time in the sole discretion of the Company.

Mr. Demski was entitled to receive his base salary for 12 months and the non-equity cash incentive award he would have received in the event his employment were terminated, except if Mr. Demski were terminated “for cause”. Under Mr. Demski’s employment agreement, “for cause” is defined as (i) the material breach of the agreement that is not cured within 15 days after giving notice to Mr. Demski, (ii) failure of Mr. Demski to comply with the policies and directives of the Company or Board and if such failure is curable, is not cured within 15 days after giving notice to Mr. Demski, (iii) any act of gross negligence or willful misconduct, (iv) any failure of Mr. Demski to fully disclose a material conflict of interest he may have with the Company in a transaction involving the Company and the conflict is materially detrimental to the interest of the Company, or (v) any adverse act or omission that would be required to be disclosed pursuant to securities laws or that would limit the ability of the Company or any entity affiliated with the Company to sell securities under any federal or state law or that would disqualify the Company or any affiliated entity from any exemption otherwise available to it. All severance payments were conditioned on Mr. Demski signing a general release of claims against the Company.

Mr. Pfeil and Ms. Huller’s Employment Agreements

On August 5, 2020, we entered into executive employment agreements with Kelly Huller, our Senior Vice President, General Counsel and Corporate Secretary, and Keith Pfeil, our Senior Vice President and Chief Financial Officer. Each of Ms. Huller’s and Mr. Pfeil’s employment is “at will,” meaning that their employment may be terminated by either party for any or no reason at any time. Both Ms. Huller’s and Mr. Pfeil’s employment agreements provide for a monthly car allowance. Ms. Huller and Mr. Pfeil are each eligible to earn a salary and also a non-equity cash incentive award by meeting certain company and individual performance targets. For 2020, Ms. Huller’s base salary was $315,000.00, and her target non-equity cash incentive award was $175,000.00. For 2020, Mr. Pfeil’s base salary was $339,900.00, and his target non-equity cash incentive award was $200,000.00. For both Ms. Huller and Mr. Pfeil, the base salary and non-equity incentive award are subject to adjustment from time to time in the sole discretion of Globus. Mr. Pfeil’s employment agreement also provides for reimbursement of relocation expenses of up to $50,000 in accordance with the Company’s relocation policy, which Mr. Pfeil must repay if he resigns or is terminated for cause within 24 months from his start date.

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

Potential Payments Upon Termination or Change in Control

Severance

Our Compensation Committee has decided to provide, in limited circumstances, certain of our named executive officers with severance payments in order to recruit qualified executives and ensure continued dedication, objectivity and stability of our named executive officers in the event of a change in control. Whether we provide severance benefits to our named executive officers depends on when and under what circumstances we hire the executives, the positions they hold and how difficult our Compensation Committee believes it might be or how long our Compensation Committee believes it might take for them to find comparable employment. In the limited circumstances when we do provide severance benefits, the terms of these severance payments are incorporated into the employment agreements of the named executive officers entitled to receive those payments.

In 2022, Messrs. Scavilla, Pfeil, and Ms. Huller were entitled to severance in the event of a termination of employment. We did not have a severance policy applicable to executive officers in 2022, and no other named executive officers were guaranteed cash severance payments.

As described under “Executive Compensation-Equity Compensation Plans” above, our equity compensation plans provide our named executive officers and all other optionees with acceleration of vesting of stock options upon termination of employment in connection with a change in control or acceleration of vesting of stock options upon a change of control, depending on the specific plan under which those options were granted and if our acquiror does not assume or replace the awards under our equity compensation plans. We believe these severance and change in control benefits are an important element of our compensation program for our executive officers and that they assist us in recruiting and retaining talented individuals. The Compensation Committee believes that these benefits are valuable as they address the valid concern that it might be difficult for our named executive officers to find comparable employment in a short period of time in the event of termination or change in control. Our Compensation Committee believes that the prospect of a change in control could be a distraction to an executive officer and could cause an executive officer to consider alternative employment opportunities at a time when the executive’s continued service might be crucial to the Company and to our stockholders’ best interests.

Equity Awards

In the event of a corporate transaction where we are to be consolidated with or acquired by another entity and the acquiror does not assume or replace the equity awards granted under the 2012 Plan and 2021 Plan, all awards outstanding under our 2012 Plan and 2021 Plan will become fully vested, exercisable and all forfeiture restrictions will lapse immediately prior to the consummation of the transaction.

Potential Payments Upon a Termination or Change in Control

As described above, Messrs. Scavilla, Pfeil and Ms. Huller are entitled to severance payments in the event of an involuntary, not-for-cause termination of employment, including a termination in connection with a change in control. Also, upon a termination in connection with a change in control of our Company, the unvested stock options held by our named executive officers would vest.

The table below sets forth an estimate of the amounts that would be paid out to our named executive officers upon a change in control and assumes the termination, other than for cause, of the employment of Messrs. Scavilla, and Pfeil and Ms. Huller in connection with the change in control. The amounts in the table assume that such change in control was effective as of December 31, 2022. The actual amounts that would be paid can only be determined at the time of a change in control.

Name	Cash Payment(1)($)	Value of Acceleration of Unvested Stock Options(2)($)	Total ($)
David C. Paul	—	1,907,126	1,907,126
Daniel T. Scavilla	447,233	1,169,874	1,617,108
David M. Demski	1,416,259	—	1,416,259
Keith Pfeil	412,781	1,007,315	1,420,096
Kelly G. Huller	344,353	726,438	1,070,791

(1)

Represents the amounts payable under the employment agreement described under the heading “Employment Agreements” above. For Mr. Demski, amounts represent what Mr. Demski was paid in 2022 after his resignation pursuant to his employment agreement, which represents his salary and non-equity incentive compensation that he would have been entitled to.

(2)

Represents the difference between the exercise price and the fair market value of the unvested shares subject to outstanding stock options on December 31, 2022, calculated based on a closing price of $74.27 of our common stock on December 30, 2022.

Compensation Committee Interlocks and Insider Participation

In 2022, our Compensation Committee consisted of Daniel T. Lemaitre, James Tobin, and David D. Davidar, each of whom has been determined to be an independent director, and David C. Paul, our Executive Chairman. Mr. Davidar served as our Senior Vice President, Operations from January 2013 until March 2016 and as our Vice President, Operations from 2003 to January 2013. Mr. Paul served as our Chief Executive Officer from our inception in 2003 until August 2017, when he transitioned into the role of Executive Chairman. None of our executive officers serve as members of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. No interlocking relationship exists between any member of the Board of Directors and any member of the compensation committee (or other committee performing equivalent functions) of any other company.

Mr. Paul, our Executive Chairman, has served on our Compensation Committee since 2007.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the discussion and analysis of the compensation of our named executive officers as disclosed in this Proxy Statement under the heading “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

David C. Paul (Chair)

Daniel T. Lemaitre

James R. Tobin

David D. Davidar

The above Compensation Committee Report does not constitute soliciting material, and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the Compensation Committee Report by reference therein.

Compensation Risk Assessment

The Compensation Committee has evaluated our compensation programs and policies as generally applicable to our employees to ascertain any potential material risks that may be created by the compensation programs. The Compensation Committee concluded that our compensation policies and practices, taken as a whole, are not reasonably likely to have a material adverse impact on our business or our financial condition. The following compensation design features help minimize the incentives for excessive risk-taking:

•

our compensation program encourages our employees to remain focused on both our short-term and long-term goals. For example, while our variable cash compensation plans measure performance on an annual basis, our equity awards generally vest over four years, which we believe encourages our employees to focus on our long-term performance;

•	we have internal controls over our financial accounting and reporting;

•

we include equity compensation as part of the overall compensation mix, ensuring that our compensation program does not over emphasize short-term performance at the expense of long-term value creation; and

•

final executive non-equity incentive awards are approved by the Compensation Committee and are subject to discretionary increase or decrease by the Compensation Committee if circumstances warrant an adjustment.

Non-Employee Director Compensation

Director Compensation

The table below summarizes the compensation received by our non-employee directors who received compensation from us for the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Option Awards(1)(2)($)	All Other Compensation(3) ($)	Total ($)
Daniel T. Lemaitre	73,130	304,339	1,870	379,339
Ann D. Rhoads	87,500	304,339	—	391,839
James R. Tobin	75,000	304,339	—	379,339
David Davidar	42,562	304,339	22,438	369,339
Stephen Zarrilli	67,500	304,339	—	371,839
Robert Douglas	67,500	304,339	—	371,839

(1)

Reflects the grant date fair value for each named executive officer’s stock option awards, computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Stock Compensation. These values have been determined based on the assumptions set forth in Note 13 to our consolidated financial statements included in our 2022 Annual Report on Form 10-K. See “2022 Outstanding Equity Awards at Fiscal-Year-End” below, for a description of those stock option awards.

(2)	The following table lists the outstanding equity awards held by our non-employee directors as of December 31, 2022:

Name	Total Shares Subject to Outstanding Stock Options (#)
Daniel T. Lemaitre	136,750
Stephen Zarrilli	80,000
Ann D. Rhoads	182,500
Robert Douglas	55,000
James R. Tobin	56,666
David Davidar	180,000

(3)

Amounts for 2022 represent participation in our group health insurance benefits. For non-executive directors participating in our group health insurance plan, we deduct the cost of the plan from the fees we pay the director in order to ensure that total compensation is consistent among non-executive directors.

Narrative Disclosure Relating to Director Compensation Table

Director Compensation

The form and amount of director compensation are determined and reviewed annually by the Compensation Committee. In 2022, our non-employee directors received from us an annual retainer of $57,500. In addition, the chair of the Audit Committee, currently Ms. Rhoads, received $30,000 per year for serving as committee chair. Other directors who serve on the Audit Committee received from us $10,000 per year for such service. All non-employee directors who serve on the Compensation Committee in 2022 received from us $7,500 for such service. For non-executive directors participating in our group health insurance plan, we deduct the cost of the plan from the fees we pay the director in cash in order to ensure that total compensation is consistent among non-executive directors.

We also reimburse all non-employee directors for expenses incurred in connection with their service on the Board of Directors, including reimbursement of expenses incurred in connection with attending Board of Directors’ meetings.

Option Grants

In January 2022, our Board of Directors granted an option to purchase 15,000 shares to each of Ms. Rhoads and Messrs. Lemaitre, Tobin, Zarrilli, Davidar and Douglas pursuant to our 2021 Plan, with an exercise price of $63.68 per share. Each of these stock options vests over a four-year period, subject to continued service on the Board of Directors.

Pay Ratio Disclosure

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to provide the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees of the Company (other than the Chief Executive Officer).

For 2022, the total compensation of the selected median employee was $83,457. The annual total compensation of Mr. Scavilla, our Chief Executive Officer, was $3,831,253, which represents an annualized amount of compensation had Mr. Scavilla served as Chief Executive Officer for all of 2022. The resulting ratio of the annual total compensation of Mr. Scavilla, our Chief Executive Officer, to the median of the annual total compensation of all employees was approximately 46 to 1.

Our pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. To identify the median employee, we used the following methodology: (1) we collected payroll data of all employees globally, whether employed on a full-time, part-time, temporary or seasonal basis as of December 31, 2021; (2) we applied an exchange rate as of December 31, 2021 to convert all international currencies into U.S. dollars; and (3) we used cash compensation paid to our employees during 2021 as our consistently applied compensation measure.

There have been no changes in our employee population or employee compensation arrangements in 2022 that would significantly impact the process that we used to identify the median employee for 2021. The identified median employee for 2021 had changed circumstances that we believe would result in a significant change in our pay ratio disclosure. Therefore, as permitted by SEC rules, we used another employee whose compensation is substantially similar to the median employee identified in 2021 based on the compensation measure used to select the 2021 median employee.

After identifying our median employee, we calculated total 2022 compensation for our median employee and the annualized compensation of Mr. Scavilla, our Chief Executive Officer, in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which includes base pay, overtime pay, bonuses, stock option awards, and the Company’s matching contribution to the employee’s 401(k) plan. We added the dollar value of insurance premiums paid by the Company to the annual total compensation of our median employee and our Chief Executive Officer.

We believe our methodology, assumptions and estimates above are reasonable given our employee population. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, our pay ratio disclosure may not be comparable to the pay ratio reported by other companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2022. Each number of securities reflected in the table is a reference to shares of our Class A common stock.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	10,397,948	(1)	$51.86	2,560,289	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	10,397,948			2,560,289

(1)	Consists of shares subject to outstanding options under our 2012 Plan and our 2021 Plan. No future issuances will be made from our 2012 Plan.
(2)	Consists of 2,560,289 shares available for future issuance under our 2021 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 3, 2023 by: (i) each director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Class A common stock or Class B common stock. The information in the table regarding those known to us to be beneficial owners of more than five percent of our Class A common stock is provided as of December 31, 2022.

Beneficial ownership is determined according to the rules of the SEC. A person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of March 3, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Class A common stock and Class B common stock shown that they beneficially own, subject to community property laws where applicable.

Common stock subject to stock options currently exercisable or exercisable within 60 days of March 3, 2023 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for purposes of computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Globus Medical, Inc., 2560 General Armistead Avenue, Audubon, PA 19403.

	Class A Common Stock		Class B Common Stock		Percentage of Voting Power†
Name of Beneficial Owner	Shares	%	Shares	%
Directors and Executive Officers:
David C. Paul(1)(2)	533,333	*	22,430,097	100.0%	74.4%
David D. Davidar(3)	965,325	1.2%	—		*
Daniel T. Lemaitre(4)	117,821	*	—		*
Ann D. Rhoads(5)	177,467	*	—		*
Daniel T. Scavilla (6)	314,167	*	—		*
James R. Tobin (7)	36,249	*	—		*
Robert Douglas (8)	36,588	*	—		*
Stephen T. Zarrilli (9)	59,583	*	—		*
Keith Pfeil (10)	41,666	*	—		*
Kelly G. Huller (11)	150,833	*	—		*
All current directors and executive officers of Globus Medical Inc. as a group (11 persons)(12)	2,433,032	3.1%	22,430,097	100.0%	75.0%
Other Stockholders:
The Vanguard Group, Inc. (13)	7,332,112	9.4%	—		2.4%
BlackRock, Inc.(14)	7,474,453	9.6%	—		2.5%
Janus Henderson Group plc(15)	5,633,954	7.2%	—		1.9%
Kayne Anderson Rudnick Investment Management(16)	6,184,472	7.9%	—		2.0%

†

Percentage total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. Each holder of Class B common stock is entitled to ten votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law.

*	Less than 1%.
(1)

Consists of 22,430,097 shares of Class B common stock outstanding and 533,333 shares of Class A common stock, as to which Mr. Paul holds sole voting power and sole dispositive power, issuable upon exercise of options exercisable within 60 days of March 3, 2023. The Class B common stock includes 20,867,524 shares Mr. Paul owns jointly with his wife, as to which Mr. Paul holds shared voting power and shared dispositive power, and 1,562,573 shares held by the Paul Family Irrevocable Trust U/A 4/6/10.

(2)

The business address for this stockholder is Valley Forge Business Center, 2560 General Armistead Avenue, Audubon, PA 19403. The ownership information is based solely on a Schedule 13G/A filed with the SEC on February 14, 2023 by David C. Paul and Sonali Paul.

(3)

Consists of 805,742 shares of Class A common stock outstanding and 159,583 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023. Includes 485,012 shares Mr. Davidar owns jointly with his wife, 205,967 shares held by the Davidar Family Irrevocable Trust U/A 8/6/09 and 5,500 shares beneficially owned by the Berachah Foundation and over which Mr. Davidar has voting power.

(4)	Consists of 10,800 shares of Class A common stock outstanding and 107,021 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.
(5)	Consists of 22,884 shares of Class A common stock outstanding and 154,583 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.
(6)	Consists of 314,167 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.
(7)	Consists of 36,249 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.
(8)	Consists of 2,005 shares of Class A common stock outstanding and 34,583 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.
(9)	Consists of 59,583 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.
(10)	Consists of 41,666 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.
(11)	Consists of 150,833 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.
(12)

Consists of (i) 841,431 shares of Class A common stock and 22,430,097 shares of Class B common stock beneficially owned by the current directors and executive officers, and (ii) 1,591,601 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 3, 2023.

(13)

The business address for this entity is 100 Vanguard Blvd, Malvern, PA 19355. The ownership information is based solely on a Schedule 13G/A filed with the SEC on February 9, 2023 by The Vanguard Group, Inc.

(14)	The business address for this entity is 55 East 52nd Street, New York, NY 10022. The ownership information is based solely on a Schedule 13G/A filed with the SEC on January 24, 2023 by BlackRock, Inc.
(15)

The business address for this entity is 201 Bishopsgate EC2M 3AE, United Kingdom. The ownership information is based solely on a Schedule 13G/A filed with the SEC on February 10, 2023 by Janus Henderson Group plc.

(16)

The business address for this entity is 2000 Avenue of the Stars, Suite 1110, Los Angeles, CA 90067. The ownership information is based solely on a Schedule 13G filed with the SEC on February 14, 2023 by Kayne Anderson Rudnick Investment Management, LLC

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board of Directors has affirmatively determined that Messrs. Lemaitre, Tobin, Douglas, Zarrilli and Davidar and Ms. Rhoads meet the definition of “independent director” under New York Stock Exchange listing standards.

We are a “controlled company” as set forth in New York Stock Exchange Rule 303A.00 because more than 50% of the voting power of our common stock is held by David C. Paul, our Chairman of the Board of Directors and Executive Chairman. Under New York Stock Exchange rules, a “controlled company” may elect not to comply with certain New York Stock Exchange corporate governance requirements, including the requirement that a majority of the Board of Directors consist of independent directors and the requirement that director nominations and executive compensation must be approved by a majority of independent directors or a Nominating and Corporate Governance Committee or Compensation Committee comprised solely of independent directors. We rely, and intend to continue to rely, on certain of these exemptions from the corporate governance requirements. In particular, though we have determined that a majority of our directors and all of the members of our Audit Committee are independent, our Compensation Committee and our Nominating and Corporate Governance Committee do not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Procedures for Approval of Related-Party Transactions

Our Audit Committee is responsible for reviewing and approving or ratifying any related-party transaction reaching a certain threshold of significance. In the course of its review and approval or ratification of a related-party transaction, the Audit Committee considers, among other things, consistent with Item 404 of Regulation S-K, the following:

•	the nature and amount of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction; and

•	any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.

Related Person Transactions

The Company is not aware of any transaction since January 1, 2022, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related party has or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees billed to us for the fiscal year ended December 31, 2022 and 2021 by Deloitte & Touche LLP.

	2022	2021
Audit Fees(1)	$1,370,898	$1,282,649
Audit Related Fees(2)	61,880	1,895
Tax Fees(3)	40,187	13,300
All Other Fees	—	—

Total Fees	$1,472,965	$1,297,844

(1)

Audit Fees represent fees and out-of-pocket expenses for professional services provided in connection with the audit of the Company’s consolidated financial statements, including the audit of the effectiveness of internal control over financial reporting, and the review of the Company’s quarterly consolidated financial statements. Audit Fees in 2021 included fees for the consent letter provided in connection with the filing of our Form S-8 with the SEC on December 16, 2021.

(2)

Audit Related Fees consist of fees for attest and related services that are reasonably related to the performance of the audit or review of the financial statements but not listed as “Audit Fees” and include an annual subscription to Deloitte & Touche LLP’s online resource library and online document repository. Audit Related Fees in 2022 included fees for other advisory services.

(3)	Tax Fees consist of fees related to tax compliance services and consultation services on various domestic and international tax matters including services related to due diligence.

Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. The Audit Committee approved all permissible non-audit services provided by the independent registered accounting firms in 2022 and 2021.

Before engaging the Company’s independent registered public accounting firm, management must submit a request for approval to the Audit Committee, which reviews such request and approves or declines to approve it. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to the Audit Committee at its next scheduled meeting

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Incorporated by reference to Item 15(a)(1) and 15(a)(2) of the 2022 Form 10-K.

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item

3.1	Amended and Restated Certificate of Incorporation of Globus Medical, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Globus Medical, Inc., dated July 30, 2012 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Globus Medical, Inc., dated August 7, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q/A filed on September 19, 2012).

3.4	Amended and Restated Bylaws of Globus Medical, Inc. effective as of May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Form 10-Q/A filed on May 2, 2019).

3.5	Amendment to Bylaws effective as of July 31, 2021 (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on August 4, 2021).

4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).

4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10-K filed on February 21, 2023).

10.1	Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.2	Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.3	Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.5	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).

10.6	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).

10.7	Executive Employment Agreement, dated August 5, 2020, by and between Globus Medical, Inc. and Kelly Huller (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 5, 2020).

10.8	Executive Employment Agreement, dated August 5, 2020, by and between Globus Medical, Inc. and Keith Pfeil (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 5, 2020).

10.9	Credit Agreement, dated August 6, 2020, by and among Globus Medical, Inc. and Globus Medical North America, Inc., as borrowers, and Citizens Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 10, 2020).

10.10	First Amendment to Credit Agreement, dated August 4, 2021, by and among Globus Medical, Inc., Globus Medical North America, Inc., and Citizens Banks, N.A. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2021).

10.11	Second Amendment to Credit Agreement, dated August 3, 2022, by and among Globus Medical, Inc., Globus Medical North America, Inc., and Citizens Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2022).

10.12	Globus Medical, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 3, 2022).

10.13	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.5 to our Form S-8 filed on December, 16, 2021).

10.14	Globus Medical, Inc. 2021 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.6 to our Form S-8 filed on December, 16, 2021).

10.15	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 99.7 to our Form S-8 filed on December, 16, 2021).

10.16	Globus Medical, Inc. 2021 Equity Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.8 to our Form S-8 filed on December, 16, 2021).

21.1	Subsidiaries of Globus Medical, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on February 21, 2023).

23.1	Consent of independent registered public accounting firm – Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Form 10-K filed on February 21, 2023).

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Form 10-K filed on February 21, 2023).

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Form 10-K filed on February 21, 2023).

31.3*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to the Form 10-K filed on February 21, 2023).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated: March 16, 2023	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer President
(Principal Executive Officer)