Form 10-Q
period 2023-03-31
GLOBUS MEDICAL INC
filed 2023-05-04
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of May 1, 2023 was 100,333,893 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share values)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$217,685	$150,466
Short-term marketable securities	286,685	295,592
Accounts receivable, net of allowances of $5,514 and $4,724, respectively	222,783	213,247
Inventories	321,033	298,981
Prepaid expenses and other current assets	19,201	20,997
Income taxes receivable	3,042	4,061
Total current assets	1,070,429	983,344
Property and equipment, net of accumulated depreciation of $353,868 and $343,036, respectively	245,098	243,729
Long-term marketable securities	480,025	495,852
Intangible assets, net	59,194	63,574
Goodwill	198,710	197,471
Other assets	44,985	43,311
Deferred income taxes	51,179	48,845
Total assets	$2,149,620	$2,076,126

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,835	$36,101
Accrued expenses	83,998	94,705
Income taxes payable	16,389	990
Business acquisition liabilities	13,784	13,308
Deferred revenue	13,541	14,100
Total current liabilities	167,547	159,204
Business acquisition liabilities, net of current portion	52,486	54,950
Deferred income taxes	1,369	1,779
Other liabilities	13,398	13,820
Total liabilities	234,800	229,753
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 77,904,573 and 77,762,282 shares at March 31, 2023 and December 31, 2022, respectively	78	78
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at March 31, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	645,062	630,952
Accumulated other comprehensive income/(loss)	(19,422)	(24,630)
Retained earnings	1,289,080	1,239,951
Total equity	1,914,820	1,846,373
Total liabilities and equity	$2,149,620	$2,076,126

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
Net sales	$276,688	$230,549
Cost of goods sold	70,825	59,167
Gross profit	205,863	171,382

Operating expenses:
Research and development	21,082	17,412
Selling, general and administrative	122,416	100,748
Provision for litigation	—	2,341
Amortization of intangibles	4,601	4,512
Acquisition related costs	1,361	(76)
Total operating expenses	149,460	124,937

Operating income/(loss)	56,403	46,445

Other income/(expense), net
Interest income/(expense), net	6,497	2,543
Foreign currency transaction gain/(loss)	212	(391)
Other income/(expense)	77	301
Total other income/(expense), net	6,786	2,453

Income/(loss) before income taxes	63,189	48,898
Income tax provision	14,060	10,814

Net income/(loss)	$49,129	$38,084

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	4,298	(8,828)
Foreign currency translation gain/(loss)	910	(1,567)
Total other comprehensive income/(loss), net of tax	5,208	(10,395)
Comprehensive income/(loss)	$54,337	$27,689

Earnings per share:
Basic	$0.49	$0.37
Diluted	$0.48	$0.37
Weighted average shares outstanding:
Basic	100,279	101,600
Diluted	102,196	104,077

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	9,032	—	—	9,032
Grant of restricted stock units	—	—	—	—	219	—	—	219
Exercise of stock options	143	—	—	—	4,859	—	—	4,859
Comprehensive income/(loss)	—	—	—	—	—	5,208	49,129	54,337
Balance at March 31, 2023	77,905	$78	22,430	$22	$645,062	$(19,422)	$1,289,080	$1,914,820

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	8,353	—	—	8,353
Grant of restricted stock units	—	—	—	—	196	—	—	196
Exercise of stock options	184	—	—	—	7,746	—	—	7,746
Comprehensive income/(loss)	—	—	—	—	—	(10,395)	38,084	27,689
Balance at March 31, 2022	79,298	$79	22,430	$22	$570,082	$(17,167)	$1,232,356	$1,785,372

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$49,129	$38,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,108	16,837
Amortization of premium (discount) on marketable securities	482	1,690
Write-down for excess and obsolete inventories, net	2,055	1,834
Stock-based compensation expense	8,953	8,152
Allowance for doubtful accounts	810	(728)
Change in fair value of business acquisition liabilities	(446)	(263)
Change in deferred income taxes	(3,979)	(2,994)
(Gain)/loss on disposal of assets, net	81	115
Payment of business acquisition related liabilities	(772)	(743)
(Increase)/decrease in:
Accounts receivable	(9,861)	(1,614)
Inventories	(22,470)	(17,939)
Prepaid expenses and other assets	836	547
Increase/(decrease) in:
Accounts payable	3,916	4,160
Accrued expenses and other liabilities	(9,969)	(15,428)
Income taxes payable/receivable	16,440	12,980
Net cash provided by/(used in) operating activities	53,313	44,690
Cash flows from investing activities:
Purchases of marketable securities	(69,141)	(142,145)
Maturities of marketable securities	85,546	106,549
Sales of marketable securities	13,240	42,673
Purchases of property and equipment	(15,991)	(19,971)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(2,662)	(1,000)
Net cash provided by/(used in) investing activities	10,992	(13,894)
Cash flows from financing activities:
Payment of business acquisition liabilities	(1,919)	(1,699)
Proceeds from exercise of stock options	4,859	7,746
Net cash provided by/(used in) financing activities	2,940	6,047
Effect of foreign exchange rates on cash	(26)	(123)
Net increase/(decrease) in cash and cash equivalents	67,219	36,720
Cash and cash equivalents at beginning of period	150,466	193,069
Cash and cash equivalents at end of period	$217,685	$229,789
Supplemental disclosures of cash flow information:
Income taxes paid	$1,724	$572
Purchases of property and equipment included in accounts payable and accrued expenses	$6,493	$4,105

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

(b) NuVasive Agreement and Plan of Merger

On February 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of the Company, pursuant to which Merger Sub will merge with and into NuVasive (the “Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. Under the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time (other than certain excluded shares as described in the Merger Agreement) will be cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus Medical, $0.001 par value per share, and the right to receive cash in lieu of fractional shares. On April 27, 2023, the Merger and related transactions were approved by stockholders of the Company and NuVasive. The Company expects that the Merger will close in the third quarter of 2023, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other customary closing conditions.

As previously disclosed, in connection with the Merger, the Company and NuVasive filed notification and report forms (the “HSR Filing”) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) with the U.S. Federal Trade Commission (the “FTC”) and on March 31, 2023, the Company, in consultation with NuVasive, voluntarily withdrew its HSR Filing. The Company refiled on April 3, 2023 in order to restart the initial waiting period under the HSR Act and to provide the FTC additional time to review the proposed transaction.

On May 3, 2023, the Company and NuVasive each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and NuVasive have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Both parties intend to continue to work cooperatively with the FTC in its review. Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

For more information about the Merger, please refer to our Current Reports on Form 8-K filed on February 9, 2023, April 3, 2023, April 17, 2023, April 28, 2023 and May 3, 2023.

(c) COVID-19 Pandemic Impact

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has significantly

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of March 31, 2023, and results of operations for the three months ended March 31, 2023. The results of operations for any interim period may not be indicative of results for the full year.

(b) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Globus and its majority-owned or controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three months ended March 31, 2023, there was an immaterial amount of revenue recognized from previously deferred revenue.

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of March 31, 2023. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our condensed consolidated balance sheets, and changes in the fair value of contingent consideration are recognized in acquisition related costs in the condensed consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit (“RSU”) grants are recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 21 years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.

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

During the three months ended March 31, 2023, there were no impairments in goodwill, finite-lived intangible assets, and IPR&D.

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

(l) Recently Adopted Accounting Pronouncements

On March 12, 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU became effective for all entities as of March 12, 2020, and applied through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. This standard did not have a material impact on our financial position, results of operations and disclosures.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

The Company accounted for both of these transactions as asset acquisitions as substantially all of the fair value of the assets acquired in each transaction was concentrated in a single identified asset, in-process research and development (“IPR&D”) of the acquired technology, thus satisfying the requirements of the screen test in ASU 2017-1. At the date of the acquisitions, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $34.3 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income for the year ended 2021.

Business Combinations

During the first quarter of 2023, the Company completed one acquisition that was not considered material to the condensed consolidated financial statements and has been included in our financial statements from the date of acquisition. The purchase price consisted of approximately $1.4 million of cash. The Company recorded identifiable assets of $0.4 million of instruments and $1.0 million of inventory.

During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC, which engages in the business of selling systems that produce autologous biologics. The purchase price consisted of approximately $30.0 million of cash paid at closing, plus $1.4 million of preliminary post-closing adjustments. The Company recorded identifiable net assets, based on their estimated fair values, for inventory of $3.4 million, goodwill of $15.1 million, customer relationships and other intangibles of $10.5 million with a weighted average useful life of 20 years, and developed technology of $2.4 million with a weighted average useful life of 8 years. The Company will finalize the purchase price allocation of the assets and liabilities acquired within one year from the date of acquisition.

During the second quarter of 2022, the Company completed one acquisition that was not considered material to the overall condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.2 million of cash paid at closing and $4.4 million of contingent consideration payments, resulting in goodwill of $4.6 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Musculoskeletal Solutions	$251,607	$217,402
Enabling Technologies	25,081	13,147
Total net sales	$276,688	$230,549

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$94,854	$4	$(1,381)	$93,477
Corporate debt securities	159,167	—	(3,415)	155,752
Asset-backed securities	4,727	—	(142)	4,585
Government, federal agency, and other sovereign obligations	33,360	1	(490)	32,871
Total short-term marketable securities	$292,108	$5	$(5,428)	$286,685

Long-term:
Municipal bonds	$52,949	$134	$(884)	$52,199
Corporate debt securities	264,149	406	(6,089)	258,466
Asset-backed securities	119,361	301	(2,235)	117,427
Government, federal agency, and other sovereign obligations	52,400	133	(600)	51,933
Total long-term marketable securities	$488,859	$974	$(9,808)	$480,025

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$83,279	$9	$(1,680)	$81,608
Corporate debt securities	187,174	2	(3,438)	183,738
Commercial paper	5,583	—	(1)	5,582
Asset-backed securities	4,200	—	(181)	4,019
Government, federal agency, and other sovereign obligations	21,102	1	(458)	20,645
Total short-term marketable securities	$301,338	$12	$(5,758)	$295,592

Long-term:
Municipal bonds	$61,986	$44	$(1,549)	$60,481
Corporate debt securities	268,524	72	(8,947)	259,649
Asset-backed securities	120,929	217	(2,795)	118,351
Government, federal agency, and other sovereign obligations	58,453	18	(1,100)	57,371
Total long-term marketable securities	$509,892	$351	$(14,391)	$495,852

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of March 31, 2023 and December 31, 2022, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at March 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$45,921	$12,013	$33,908	$—
Municipal bonds	145,676	—	145,676	—
Corporate debt securities	414,218	—	414,218	—
Commercial paper	—	—	—	—
Asset-backed securities	122,012	—	122,012	—
Government, federal agency, and other sovereign obligations	84,804	39,452	45,352	—
Liabilities:
Business acquisition liabilities	64,882	—	—	64,882

(In thousands)	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,655	$17,655	$—	$—
Municipal bonds	142,089	—	142,089	—
Corporate debt securities	443,387	—	443,387	—
Commercial paper	5,582	—	5,582	—
Asset-backed securities	122,370	—	122,369	—
Government, federal agency, and other sovereign obligations	78,016	—	78,016	—
Liabilities:
Business acquisition liabilities	68,258	—	—	68,258

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.2%	-	4.7%	2.8%
Revenue volatility	14.0%	-	15.8%	14.8%
Discount rate	5.9%	-	8.5%	6.7%
Projected year of payment	2023	-	2032

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three months ended March 31, 2023 and 2022, respectively included the following:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Beginning balance	$68,258	$70,525
Contingent cash payments	(2,691)	(2,412)
Contingent RSU grants	(219)	(196)
Changes in fair value of business acquisition liabilities	(446)	(263)
Contractual payable reclassification	(20)	382
Ending balance	$64,882	$68,036

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	March 31,	December 31,
(In thousands)	2023	2022
Raw materials	$65,418	$60,324
Work in process	18,237	18,699
Finished goods	237,378	219,958
Total inventories	$321,033	$298,981

During the three months ended March 31, 2023 and 2022, net adjustments to cost of sales related to excess and obsolete inventory were $2.1 million and $1.8 million, respectively. The net adjustments for the three months ended March 31, 2023 and 2022 reflect a combination of additional expense for excess and obsolete related provisions ($3.5 million and $3.4 million, respectively) offset by sales and disposals ($1.4 million and $1.6 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	March 31,	December 31,
(In thousands)	Life	2023	2022
Land	—	$8,282	$8,277
Buildings and improvements	31.5	54,945	51,510
Equipment	5-15	151,965	148,803
Instruments	5	320,982	312,055
Modules and cases	5	49,091	48,023
Other property and equipment	3-5	13,701	18,097
		598,966	586,765
Less: accumulated depreciation		(353,868)	(343,036)
Total		$245,098	$243,729

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Depreciation	$13,507	$12,325

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2022 and the three months ended March 31, 2023, respectively included the following:

(In thousands)
December 31, 2021	$179,708
Additions and adjustments	18,799
Foreign exchange	(1,036)
December 31, 2022	197,471
Additions and adjustments	912
Foreign exchange	327
March 31, 2023	$198,710

Intangible assets as of March 31, 2023 included the following:

		March 31, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,367)	$633
Customer relationships & other intangibles	8.7	62,816	(44,011)	18,805
Developed technology	8.0	75,367	(40,565)	34,802
Patents	16.1	8,943	(3,989)	4,954
Total intangible assets		$151,126	$(91,932)	$59,194

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Intangible assets as of December 31, 2022 included the following:

		December 31, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,267)	$733
Customer relationships & other intangibles	8.7	62,324	(41,651)	20,673
Developed technology	8.0	75,087	(37,984)	37,103
Patents	16.1	8,885	(3,820)	5,065
Total intangible assets		$150,296	$(86,722)	$63,574

The following table summarizes amortization of intangible assets for future periods as of March 31, 2023:

(In thousands)	Annual Amortization
2023	$12,241
2024	13,988
2025	9,703
2026	6,259
2027	5,178
Thereafter	11,825
Total	$59,194

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of March 31, 2023 and December 31, 2022, respectively included the following:

	March 31,	December 31,
(In thousands)	2023	2022
Compensation and other employee-related costs	$42,641	$53,352
Legal and other settlements and expenses	5,077	5,564
Accrued non-income taxes	8,592	10,029
Royalties	4,245	4,375
Rebates	10,219	10,501
Other	13,224	10,884
Total accrued expenses	$83,998	$94,705

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $125.0 million (as amended, the “Revolving Credit Facility”), and has a termination date of August 2, 2023. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either a base rate or the Bloomberg Short-Term Bank Yield Index Rate (the “Daily BSBY Rate”) (as defined in the Revolving Credit Facility), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Daily BSBY Rate plus 1%. The applicable margin is subject to adjustment as provided in the Credit Agreement. The Credit Agreement contains financial and other customary covenants, including a maximum leverage ratio. As of March 31, 2023, we have not borrowed under the Revolving Credit Facility.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company did not repurchase any Class A Common during the three months ended March 31, 2023. As of March 31, 2023, the Company has remaining authorization to repurchase a total of $150.8 million of Class A common stock. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue the shares. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

Common Stock

Our amended and restated Certificate of Incorporation provides for a total of 775,000,000 authorized shares of common stock. Of the authorized number of shares of common stock, 500,000,000 shares are designated as Class A Common, and 275,000,000 shares are designated as Class B common stock (“Class B Common”).

The holders of Class A Common are entitled to one vote for each share of Class A Common held. Each share of our Class B Common is convertible at any time at the option of the holder into one share of our Class A Common. In addition, each share of our Class B Common will convert automatically into one share of our Class A Common upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B Common please see “Exhibit 4.2, Description of Securities of the Registrant” filed with our Annual Report on Form 10-K on February 21, 2023. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. The holders of Class A Common and Class B Common vote together as one class of common stock. Except for voting rights, the Class A Common and Class B Common have the same rights and privileges.

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2023 and 2022, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)
Other comprehensive income/(loss) before reclassifications	5,603	910	6,513
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(1,305)	—	(1,305)
Other comprehensive income/(loss), net of tax	4,298	910	5,208
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2023	$(10,795)	$(8,627)	$(19,422)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)
Other comprehensive income/(loss) before reclassifications	(11,596)	(1,567)	(13,163)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	2,768	—	2,768
Other comprehensive income/(loss), net of tax	(8,828)	(1,567)	(10,395)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2022	$(9,881)	$(7,286)	$(17,167)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
Numerator:
Net income/(loss)	49,129	$38,084
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	100,279	101,600
Dilutive stock options and RSUs	1,917	2,477
Weighted average shares outstanding for diluted	102,196	104,077
Earnings per share:
Basic	0.49	$0.37
Diluted	0.48	$0.37

Anti-dilutive stock options and RSUs excluded from the calculation	5,383	3,378

NOTE 13. STOCK-BASED AWARDS

We have two stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”), together with the 2012 Plan, the “Plans”. The 2021 Plan is the only active stock plan. The purpose of the 2012 Plan was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The Plans are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, which is ten years from the grant date. Options granted to employees vest in varying installments over a four-year period.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. Under the 2021 Plan, amended to date, the aggregate number of shares of Class A Common that were able to be issued subject to options and other awards is equal to the sum of (i) 4,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that could be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 4,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

As of March 31, 2023, pursuant to the 2021 Plan, there were 5,716,708 shares of Class A Common reserved and 1,526,833 shares of Class A Common available for future grants.

Stock Options

Stock option activity during the three months ended March 31, 2023 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2022	10,338	$51.86
Granted	1,197	60.60
Exercised	(143)	34.12
Forfeited	(93)	66.54
Outstanding at March 31, 2023	11,299	$52.89	6.9	$87,079
Exercisable at March 31, 2023	6,229	$46.29	5.6	$74,076
Expected to vest at March 31, 2023	5,070	$61.00	8.6	$13,003

The total intrinsic value of stock options exercised was $5.3 million and $4.7 million during the three months ended March 31, 2023, and 2022, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2023			2022
Risk-free interest rate	3.45%	-	4.10%	1.46%	-	1.95%
Expected term (years)	4.7	-	4.7	4.8
Expected volatility	35.0%	-	38.0%	34.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2023, and 2022 was $22.31 and $20.48 per share, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Restricted Stock Units

Restricted stock unit activity during the three months ended March 31, 2023 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2022	60	$67.40
Granted	4	62.33
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	64	$67.12	7.6

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Stock-based compensation expense	$8,953	$8,152
Net stock-based compensation capitalized into inventory	79	201
Total stock-based compensation cost	$9,032	$8,353

As of March 31, 2023, there was $91.9 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.

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

The following table provides a summary of our effective tax rate for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
	2023	2022
Effective income tax rate	22.3%	22.1%

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

matters discussed, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBEL®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON IC®, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of March 31, 2023.

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

The following table represents total net sales by geographic area, based on the location of the customer:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
United States	$234,120	$196,403
International	42,568	34,146
Total net sales	$276,688	$230,549

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on February 21, 2023.

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

Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 230 product launches to date, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions. Although we manage our business globally within one operating segment, we separate our products into two major categories: Musculoskeletal Solutions and Enabling Technologies.

NuVasive Agreement and Plan of Merger

On February 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into NuVasive (the “Merger”), with NuVasive surviving the Merger as a wholly owned subsidiary of the Company. On April 27, 2023, the Merger and related transactions were approved by stockholders of the Company and NuVasive. The Company expects that the Merger will close in the third quarter of 2023, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other customary closing conditions.

As previously disclosed, in connection with the Merger, the Company and NuVasive filed notification and report forms (the “HSR Filing”) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) with the U.S. Federal Trade Commission (the “FTC”) and on March 31, 2023, the Company, in consultation with NuVasive, voluntarily withdrew its HSR Filing. The Company refiled on April 3, 2023 in order to restart the initial waiting period under the HSR Act and to provide the FTC additional time to review the proposed transaction.

On May 3, 2023, the Company and NuVasive each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and NuVasive have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Both parties intend to continue to work cooperatively with the FTC in its review. Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

For more information about the Merger, please refer to our Current Reports on Form 8-K filed on February 9, 2023, April 3, 2023, April 17, 2023, April 28, 2023 and May 3, 2023.

COVID-19 Update

We continue to monitor the situation and guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. Under these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

the future. However, if a resurgence of COVID-19 infections occurs and governments mandate restrictions, including restrictions on elective surgeries, we do expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow, revised payment terms with certain of our customers, and a change in effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

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

During the three months ended March 31, 2023, international net sales accounted for approximately 15.4% of our total net sales. We have sold our products in approximately 45 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

Seasonality

Our business is generally not seasonal in nature. However, sales of our Musculoskeletal Solutions products may be influenced by summer vacation and winter holiday periods during which we have experienced fewer surgeries

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

taking place, as well as more surgeries taking place later in the year when patients have met the deductibles under insurance plans. Sales of our Enabling Technologies products may be influenced by longer capital purchase cycles and the timing of budget approvals for major capital purchases.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year-ended December 31, 2022.

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
United States	$234,120	$196,403	$37,717	19.2%
International	42,568	34,146	8,422	24.7%
Total net sales	$276,688	$230,549	$46,139	20.0%

In the United States, the increase in net sales of $37.7 million for the three month period ended March 31, 2023 was due primarily to increased spine product sales, including robotic instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $8.4 million for the three month period ended March 31, 2023 due to increased spine product sales resulting from penetration in existing territories.

Cost of Goods Sold

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Cost of goods sold	$70,825	$59,167	$11,658	19.7%
Percentage of net sales	25.6%	25.7%

The $11.7 million increase in cost of goods sold was primarily due to increased volume and product mix.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Research and development	$21,082	$17,412	$3,670	21.1%
Percentage of net sales	7.6%	7.6%

The $3.7 million increase in research and development expenses was primarily due to an increase in personnel related expenses due to our continued investment in product development.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Selling, general and administrative	$122,416	$100,748	$21,668	21.5%
Percentage of net sales	44.2%	43.7%

The increase in selling, general and administrative expenses was due to an increase in personnel related expenses resulting primarily from higher product sales, and an increase in travel and meeting expenses.

Provision for Litigation

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Provision for litigation	$—	$2,341	$(2,341)	-100.0%
Percentage of net sales	0.0%	1.0%

The provision for litigation for the three month period ended March 31, 2022 includes an accrual for a potential legal settlement.

Amortization of Intangibles

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Amortization of intangibles	$4,601	$4,512	$89	2.0%
Percentage of net sales	1.7%	2.0%

Amortization of intangibles remained consistent for the three month period ended March 31, 2023 compared to the three month period ended March 31, 2022.

Acquisition Related Costs

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Acquisition related costs	$1,361	$(76)	$1,437	-1890.8%
Percentage of net sales	0.5%	0.0%

The increase in acquisition related costs is due to costs incurred related to the Merger Agreement with NuVasive, including payments for regulatory filings and share registration costs, which were partially offset by favorable changes in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Other Income/(expense), Net

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income/(expense), net	$6,786	$2,453	$4,333	176.7%
Percentage of net sales	2.5%	1.1%

The increase in other income, net was due primarily to higher interest income from higher yields on marketable securities from external market factors.

Income Tax Provision

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax provision	$14,060	$10,814	$3,246	30.0%
Effective income tax rate	22.3%	22.1%

The effective income tax rate remained consistent for the three months ended March 31, 2023 compared to the three month period ended March 31, 2022.

A discussion of our Results of Operations for the three months ended March 31, 2022 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.” on our Form 10-Q filed on May 10, 2022.

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

In August 2020, we entered into the Credit Agreement with Citizens Bank, N.A. which provides a Revolving Credit Facility permitting borrowings up to $125.0 million. As amended, the Credit Agreement has a termination date of August 2, 2023. The Revolving Credit Facility includes up to a $25.0 million sub limit for letters of credit. As of March 31, 2023, we have not borrowed under the Credit Agreement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		2023-2022
	March 31,		Change
(In thousands)	2023	2022	$
Net cash provided by/(used in) operating activities	$53,313	$44,690	$8,623
Net cash provided by/(used in) investing activities	10,992	(13,894)	24,886
Net cash provided by/(used in) financing activities	2,940	6,047	(3,107)
Effect of foreign exchange rate changes on cash	(26)	(123)	97
Increase (decrease) in cash and cash equivalents	$67,219	$36,720	$30,499

Cash Provided by Operating Activities

The net cash provided by operating activities for the three month period ended March 31, 2023 was primarily cash flow from net income and favorable changes in income tax and accounts payable, partially offset by outflows for inventories and unfavorable changes in accounts receivable and accrued expenses and other liabilities.

Cash Used in Investing Activities

The cash provided by investing activities for the three month period ended March 31, 2023 was primarily from net inflows of purchases, maturities and sales of marketable securities, partially offset by purchases of property and equipment and the acquisition of businesses, net of cash acquired and purchases of intangible and other assets.

Cash Used in Financing Activities

The net cash provided by financing activities for the three month period ended March 31, 2023 was primarily the result of the proceeds from exercise of stock options, partially offset by payment of business acquisition liabilities.

A discussion of our Cash Flows for the three months ended March 31, 2022 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on May 10, 2022.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2023.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the occurrence of any change, event, series of events or circumstances that could give rise to the termination of the Merger Agreement, including a termination of the Merger Agreement under circumstances that could require Globus to pay a termination fee to NuVasive or require NuVasive to pay a termination fee to Globus; the inability to complete the Merger due to the failure to satisfy any of the conditions to the completion of the Merger, including receipt of the necessary approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), in a timely manner or otherwise; any unexpected costs, liabilities or delays related to the NuVasive transaction; the respective businesses of Globus and NuVasive may suffer as a result of uncertainty surrounding the transaction; the effect of the announcement of the transaction on the ability of Globus or NuVasive to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom Globus or NuVasive does business, or on Globus’ or NuVasive’s operating results and business generally; health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth in this Quarterly Report on Form 10-Q and throughout our Annual Report on Form 10-K for the year ended December 31, 2022, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”, and those discussed in other documents we file with the U.S. Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022 and there have been no significant changes to this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors that could cause our actual results to differ from our expectations and that could negatively impact our business, results of operations and financial condition are discussed below and elsewhere in this Quarterly Report on Form 10-Q. If any of these risks actually occurs, our business, results of operations, financial condition and future growth prospects could be materially and adversely affected. You should carefully read and consider each of these risks, together with all of the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition and future growth prospects, and our stock price.

Except for the additional risk factors set forth below, there have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K filed on February 21, 2023.

Risks Relating to the Merger With NuVasive

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied (or waived, to the extent permitted), including (i) the adoption of the Merger Agreement by NuVasive stockholders; (ii) approval by Globus stockholders of the issuance of shares of Globus Class A Common Stock in connection with the Merger; (iii) the absence of any law or order prohibiting consummation of the Merger; (iv) this registration statement on Form S-4 having been declared effective by the SEC; (v) the expiration or termination of the applicable waiting period (and any extension thereof) under the HSR Act; (vi) with respect to a party, accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; (vii) compliance by each party in all material respects with such other party’s obligations under the Merger Agreement; and (viii) with respect to a party, the absence of a material adverse effect on the other party since February 8, 2023. These conditions are described in the section titled “The Merger Agreement—Conditions to the Consummation of the Merger” on our joint prospectus/proxy filed with the SEC on March 28, 2023 (the “Prospectus”). These conditions to the completion of the Merger, some of which are beyond the control of Globus and NuVasive, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed.

Additionally, either Globus or NuVasive may terminate the Merger Agreement under certain circumstances, subject to the payment of a termination fee in certain cases. See the sections titled “The Merger Agreement—Termination of the Merger Agreement” and “The Merger Agreement—Termination Fees” in the Prospectus for a more complete discussion of the circumstances under which the Merger Agreement could be terminated and when a termination fee may be payable by Globus or NuVasive.

Failure to complete the Merger could negatively impact the future business and financial results of Globus and the trading price of the Globus Class A Common Stock.

If the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, and we would be subject to a number of risks, including the following:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

•We may experience negative reactions from the financial markets, including negative impacts on our stock price;

•We may experience negative reactions from its customers, partners, suppliers and employees;

•We will have incurred substantial costs towards completion of the Merger and will generally be required to pay all costs relating to the Merger, such as financial advisory, legal, accounting costs and associated fees and expenses, whether or not the Merger is completed;

•There may be disruptions to our business resulting from the announcement and pendency of the Merger, and any adverse changes in relationships with either company’s respective customers, partners, suppliers, surgeons, other business partners, contractors and employees may continue or intensify; and

•We have committed substantial time and resources to matters relating to the Merger (including integration planning) which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

Until the completion of the Merger or the termination of the Merger Agreement pursuant to its terms, Globus is prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Globus or its stockholders.

From and after the date of the Merger Agreement and prior to the completion of the Merger or the termination of the Merger Agreement pursuant to its terms, the Merger Agreement restricts Globus and NuVasive from taking specified actions without the consent of the other party and requires that the businesses of Globus, NuVasive and their respective subsidiaries be conducted in the ordinary course. These restrictions may prevent Globus from taking actions during the pendency of the Merger that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in the completion of the Merger or termination of the Merger Agreement.

The Merger, and uncertainty regarding the Merger, may cause business partners, surgeons, vendors or other stakeholders to delay or defer decisions concerning Globus and adversely affect our ability to effectively manage our business, which could adversely affect our business, operating results and financial position and, following the completion of the Merger, the Combined Company’s business, operating results and financial position.

The Merger will happen only if the stated conditions are met, including the receipt of the expiration or termination of the applicable waiting period (and any extension thereof) under the HSR Act can be obtained, among other conditions. Many of the conditions are beyond the control of Globus and NuVasive, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause existing or prospective business partners, surgeons, vendors and other stakeholders, including sales representatives, to:

•delay or defer other decisions concerning Globus, NuVasive or to Globus and NuVasive collectively following completion of the Merger (the “Combined Company”), including entering into contracts with Globus or NuVasive or making other decisions concerning Globus or NuVasive or seek to change or cancel existing business relationships with Globus or NuVasive; or

•otherwise seek to change the terms on which they do business with Globus, NuVasive or the Combined Company.

Any such disruptions such as delays or deferrals of those decisions or changes in existing agreements could adversely affect the respective business, operating results and financial position of Globus, whether the Merger is ultimately completed, and following the completion of the Merger, the Combined Company, including an adverse effect on the Combined Company’s ability to realize the anticipated synergies and other benefits of the Merger. The risk, and adverse effect, of any such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our businesses, which could have an adverse effect on our businesses and financial results.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our businesses, including by diverting the attention of our management and employees, such as those involved in day-to-day operations and sales, toward the completion of the Merger. In addition, we have diverted significant management resources in an effort to complete the Merger and are subject to restrictions contained in the

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Merger Agreement on the conduct of our businesses. If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

Globus expects to incur substantial costs related to the Merger and integration.

We have incurred and expect to incur non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. Such costs include, among others, filing and registration fees with the SEC, printing and mailing costs associated with this joint proxy statement/prospectus, and legal, accounting, investment banking, consulting, public relations and proxy solicitation fees. Some of these costs are payable by Globus regardless of whether the Merger is completed.

The Combined Company will also incur restructuring and integration costs in connection with the Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of NuVasive’s business into the Combined Company. Although Globus expects that the elimination of duplicative costs, strategic benefits and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, Merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. While Globus has assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond Globus’s control that could affect the total amount or the timing of the integration and implementation expenses.

Risks Relating to the Combined Company

Combining the businesses of Globus and NuVasive may be more difficult, costly or time-consuming than expected and the Combined Company may fail to realize the anticipated benefits of the Merger, which may adversely affect the Combined Company’s business results and negatively affect the value of the Combined Company’s common stock.

The success of the Merger will depend on, among other things, our ability to realize the anticipated benefits, synergies and efficiencies from combining the businesses of Globus and NuVasive. This success will depend on, among other factors, our ability to successfully integrate its business with the business of NuVasive. If we are not able to successfully integrate NuVasive’s business into the Combined Company within the anticipated time frame, or at all, the anticipated synergies, efficiencies and other benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Combined Company, which may adversely affect the value of the common stock of the Combined Company.

Globus and NuVasive have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Globus or NuVasive employees, the loss of surgeon customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•combining the businesses of Globus and NuVasive, including respective operations and corporate functions, and meeting the capital requirements of the Combined Company in a manner that permits the Combined Company to achieve any revenue synergies or efficiencies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

•integrating and retaining personnel from the two companies;

•integrating each company’s technologies and technologies licensed by them from third parties;

•identifying and eliminating redundant and underperforming functions and assets;

•harmonizing each company’s operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

•maintaining existing agreements with each company’s business partners, surgeons, suppliers and vendors, avoiding delays in entering into new agreements with prospective business partners, surgeons, suppliers and vendors, and leveraging relationships with such third parties for the benefit of the Combined Company;

•addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•consolidating each company’s administrative and information technology infrastructure; coordinating sales activities and go-to-market efforts;

•coordinating geographically dispersed organizations; and

•effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the Combined Company.

The Combined Company may be unable to realize the anticipated synergies and expects to incur substantial expenses related to the Merger, which could adversely affect the Combined Company’s business, financial condition and results of operations.

The Combined Company’s ability to achieve estimated synergies in the timeframe anticipated, or at all, is subject to various assumptions, which may or may not prove to be accurate. As a consequence, the Combined Company may not be able to realize all of these synergies within the timeframe expected or at all. In addition, the Combined Company may incur additional or unexpected costs in order to realize these benefits. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Merger.

Certain contractual counterparties may seek to modify contractual relationships with the Combined Company, which could have an adverse effect on the Combined Company’s business and operations.

As a result of the Merger, the Combined Company may experience impacts on relationships with contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors or other third party service providers) that may harm the Combined Company’s business and results of operations. Certain counterparties may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that Globus’s or NuVasive’s contractual counterparties will remain with or continue to have a relationship with the Combined Company or do so on the same or similar contractual terms following the Merger. If any contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors or other third-party service providers) seek to terminate or modify contractual obligations or discontinue the relationship with the Combined Company, then the Combined Company’s business and results of operations may be harmed.

Completion of the transaction may trigger change in control, assignment or other provisions in certain agreements to which NuVasive is a party, which may have an adverse impact on the Combined Company’s business and results of operations.

The completion of the Merger may trigger change in control, assignment and other provisions in certain agreements to which NuVasive is a party. If NuVasive is unable to negotiate waivers of or consents under those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or other remedies. Even if NuVasive is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Combined Company. Any of the foregoing or similar developments may have an adverse impact on the business, financial condition and results of operations of the Combined Company, or the ability of Globus to successfully integrate NuVasive’s business.

The Combined Company may be exposed to increased litigation, which could have an adverse effect on the

Combined Company’s business and operations.

The Combined Company may be exposed to increased litigation from stockholders, customers, partners, suppliers, contractors and other third parties due to the merger of Globus’s and NuVasive’s businesses following the Merger. Such litigation may have an adverse impact on the Combined Company’s business and results of operations or may cause disruptions to the Combined Company’s operations.

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
2.1***

Agreement and Plan of Merger, dated as of February 8, 2023, by and among NuVasive, Inc., Globus Medical, Inc. and Zebra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the SEC on February 9, 2023).

10.1

Voting and Support Agreement, dated as of February 8, 2023, by and among NuVasive, Inc., Globus Medical, Inc., David C. Paul and Sonali Paul (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on February 9, 2023).

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

GLOBUS MEDICAL, INC.

Dated:	May 4, 2023	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	May 4, 2023	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)