Form 10-Q
period 2023-06-30
GLOBUS MEDICAL INC
filed 2023-08-03
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of August 1, 2023 was 100,460,697 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share values)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$306,452	$150,466
Short-term marketable securities	306,376	295,592
Accounts receivable, net of allowances of $6,245 and $4,724, respectively	240,184	213,247
Inventories	335,556	298,981
Prepaid expenses and other current assets	19,684	20,997
Income taxes receivable	1,758	4,061
Total current assets	1,210,010	983,344
Property and equipment, net of accumulated depreciation of $364,215 and $343,036, respectively	248,048	243,729
Long-term marketable securities	391,521	495,852
Intangible assets, net	54,901	63,574
Goodwill	198,932	197,471
Other assets	47,215	43,311
Deferred income taxes	61,838	48,845
Total assets	$2,212,465	$2,076,126

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,811	$36,101
Accrued expenses	89,606	94,705
Income taxes payable	1,758	990
Business acquisition liabilities	13,595	13,308
Deferred revenue	14,945	14,100
Payable to broker	1,505	-
Total current liabilities	155,220	159,204
Business acquisition liabilities, net of current portion	52,455	54,950
Deferred income taxes	5,299	1,779
Other liabilities	14,426	13,820
Total liabilities	227,400	229,753
Commitments and contingencies (Note 15)
Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 78,013,122 and 77,762,282 shares at June 30, 2023 and December 31, 2022, respectively	78	78
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at June 30, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	657,240	630,952
Accumulated other comprehensive income/(loss)	(19,067)	(24,630)
Retained earnings	1,346,792	1,239,951
Total equity	1,985,065	1,846,373
Total liabilities and equity	$2,212,465	$2,076,126

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net sales	$291,615	$263,648	$568,303	$494,197
Cost of goods sold	76,473	68,470	147,298	127,637
Gross profit	215,142	195,178	421,005	366,560

Operating expenses:
Research and development	21,347	17,395	42,429	34,807
Selling, general and administrative	120,069	106,718	242,485	207,466
Provision for litigation, net	(2,740)	—	(2,740)	2,341
Amortization of intangibles	4,547	4,393	9,148	8,905
Acquisition related costs	5,707	(1,104)	7,068	(1,180)
Total operating expenses	148,930	127,402	298,390	252,339

Operating income/(loss)	66,212	67,776	122,615	114,221

Other income/(expense), net
Interest income/(expense), net	8,294	2,476	14,791	5,019
Foreign currency transaction gain/(loss)	(548)	(1,107)	(336)	(1,498)
Other income/(expense)	716	1,395	793	1,696
Total other income/(expense), net	8,462	2,764	15,248	5,217

Income/(loss) before income taxes	74,674	70,540	137,863	119,438
Income tax provision	16,962	15,950	31,022	26,764

Net income/(loss)	$57,712	$54,590	$106,841	$92,674

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	40	(5,031)	4,338	(13,859)
Foreign currency translation gain/(loss)	315	(3,170)	1,225	(4,737)
Total other comprehensive income/(loss), net of tax	355	(8,201)	5,563	(18,596)
Comprehensive income/(loss)	$58,067	$46,389	$112,404	$74,078

Earnings per share:
Basic	$0.57	$0.54	$1.06	$0.92
Diluted	$0.57	$0.53	$1.05	$0.90
Weighted average shares outstanding:
Basic	100,373	100,671	100,326	101,136
Diluted	101,782	102,884	101,989	103,480

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	9,032	—	—	9,032
Grant of restricted stock units	—	—	—	—	219	—	—	219
Exercise of stock options	143	—	—	—	4,859	—	—	4,859
Comprehensive income/(loss)	—	—	—	—	—	5,208	49,129	54,337
Balance at March 31, 2023	77,905	$78	22,430	$22	$645,062	$(19,422)	$1,289,080	$1,914,820
Stock-based compensation	—	—	—	—	8,639	—	—	8,639
Grant of restricted stock units	—	—	—	—	340	—	—	340
Exercise of stock options	108	—	—	—	3,199	—	—	3,199
Comprehensive income/(loss)	—	—	—	—	—	355	57,712	58,067
Balance at June 30, 2023	78,013	$78	22,430	$22	$657,240	$(19,067)	$1,346,792	$1,985,065

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	8,353	—	—	8,353
Grant of restricted stock units	—	—	—	—	196	—	—	196
Exercise of stock options	184	—	—	—	7,746	—	—	7,746
Comprehensive income/(loss)	—	—	—	—	—	(10,395)	38,084	27,689
Balance at March 31, 2022	79,298	$79	22,430	$22	$570,082	$(17,167)	$1,232,356	$1,785,372
Stock-based compensation	—	—	—	—	8,020	—	—	8,020
Grant of restricted stock units	—	—	—	—	220	—	—	220
Exercise of stock options	90	—	—	—	3,585	—	—	3,585
Comprehensive income/(loss)	—	—	—	—	—	(8,201)	54,590	46,389
Repurchase and retirement of common stock	(2,351)	(2)	—	—	—	—	(144,491)	(144,493)
Balance at June 30, 2022	77,037	$77	22,430	$22	$581,907	$(25,368)	$1,142,455	$1,699,093

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$106,841	$92,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,183	33,764
Amortization of premium (discount) on marketable securities	786	3,208
Write-down for excess and obsolete inventories, net	3,972	4,068
Stock-based compensation expense	17,542	15,989
Allowance for doubtful accounts	1,863	(528)
Change in fair value of business acquisition liabilities	3,280	(1,390)
Change in deferred income taxes	(11,160)	(7,939)
(Gain)/loss on disposal of assets, net	129	200
Payment of business acquisition related liabilities	(1,490)	(1,099)
(Increase)/decrease in:
Accounts receivable	(28,237)	(30,224)
Inventories	(38,658)	(31,421)
Prepaid expenses and other assets	(2,100)	1,268
Increase/(decrease) in:
Accounts payable	(2,769)	12,375
Accrued expenses and other liabilities	(888)	(7,408)
Income taxes payable/receivable	3,047	(1,964)
Net cash provided by/(used in) operating activities	88,341	81,573
Cash flows from investing activities:
Purchases of marketable securities	(81,381)	(179,096)
Maturities of marketable securities	159,328	170,572
Sales of marketable securities	21,788	66,655
Purchases of property and equipment	(33,859)	(43,724)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(2,662)	(1,175)
Net cash provided by/(used in) investing activities	63,214	13,232
Cash flows from financing activities:
Payment of business acquisition liabilities	(4,034)	(3,553)
Proceeds from exercise of stock options	8,058	11,331
Repurchase of common stock	—	(144,493)
Net cash provided by/(used in) financing activities	4,024	(136,715)
Effect of foreign exchange rates on cash	407	(387)
Net increase/(decrease) in cash and cash equivalents	155,986	(42,297)
Cash and cash equivalents at beginning of period	150,466	193,069
Cash and cash equivalents at end of period	$306,452	$150,772
Supplemental disclosures of cash flow information:
Income taxes paid	$38,979	$36,696
Purchases of property and equipment included in accounts payable and accrued expenses	$5,366	$5,019

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

On May 3, 2023, the Company and NuVasive each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Both parties are continuing to work cooperatively with the FTC in its review. Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023. The results of operations for any interim period may not be indicative of results for the full year.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three and six months ended June 30, 2023, there was an immaterial amount of revenue recognized from previously deferred revenue.

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities, and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of June 30, 2023. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

During the three and six months ended June 30, 2023, there were no impairments in goodwill, finite-lived intangible assets, and IPR&D.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC, which engages in the business of selling systems that produce autologous biologics. The purchase price consisted of approximately $30.0 million of cash paid at closing, plus $1.4 million of preliminary post-closing adjustments. The Company recorded identifiable net assets, based on their estimated fair values, for inventory of $3.2 million, goodwill of $15.3 million, customer relationships and other intangibles of $10.5 million with a weighted average useful life of 20 years, and developed technology of $2.4 million with a weighted average useful life of 8 years. The Company will finalize the purchase price allocation of the assets and liabilities acquired within one year from the date of acquisition.

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

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Musculoskeletal Solutions	$256,855	$234,242	$508,462	$451,644
Enabling Technologies	34,760	29,406	59,841	42,553
Total net sales	$291,615	$263,648	$568,303	$494,197

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

JJ

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$79,668	$—	$(848)	$78,820
Corporate debt securities	188,355	2	(3,495)	184,862
Commercial paper	7,139	—	(1)	7,138
Asset-backed securities	4,200	—	(98)	4,102
Government, federal agency, and other sovereign obligations	31,891	—	(437)	31,454
Total short-term marketable securities	$311,253	$2	$(4,879)	$306,376

Long-term:
Municipal bonds	$45,260	$—	$(1,178)	$44,082
Corporate debt securities	193,642	10	(4,541)	189,111
Asset-backed securities	111,344	—	(2,381)	108,963
Government, federal agency, and other sovereign obligations	50,584	—	(1,219)	49,365
Total long-term marketable securities	$400,830	$10	$(9,319)	$391,521

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$83,279	$9	$(1,680)	$81,608
Corporate debt securities	187,174	2	(3,438)	183,738
Commercial paper	5,583	—	(1)	5,582
Asset-backed securities	4,200	—	(181)	4,019
Government, federal agency, and other sovereign obligations	21,102	1	(458)	20,645
Total short-term marketable securities	$301,338	$12	$(5,758)	$295,592

Long-term:
Municipal bonds	$61,986	$44	$(1,549)	$60,481
Corporate debt securities	268,524	72	(8,947)	259,649
Asset-backed securities	120,929	217	(2,795)	118,351
Government, federal agency, and other sovereign obligations	58,453	18	(1,100)	57,371
Total long-term marketable securities	$509,892	$351	$(14,391)	$495,852

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of June 30, 2023 and December 31, 2022, respectively.

Purchases of marketable securities include amounts payable to brokers of $1.5 million as of June 30, 2023.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at June 30, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$134,407	$14,875	$119,532	$—
Municipal bonds	122,902	—	122,902	—
Corporate debt securities	373,973	—	373,973	—
Commercial paper	7,138	—	7,138	—
Asset-backed securities	113,065	—	113,065	—
Government, federal agency, and other sovereign obligations	80,819	—	80,819	—
Liabilities:
Business acquisition liabilities	65,352	—	—	65,352

(In thousands)	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,655	$17,655	$—	$—
Municipal bonds	142,089	—	142,089	—
Corporate debt securities	443,387	—	443,387	—
Commercial paper	5,582	—	5,582	—
Asset-backed securities	122,370	—	122,369	—
Government, federal agency, and other sovereign obligations	78,016	—	78,016	—
Liabilities:
Business acquisition liabilities	68,258	—	—	68,258

Our marketable securities and certain cash equivalents are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.3%	-	4.7%	2.7%
Revenue volatility	14.0%	-	15.8%	14.8%
Discount rate	6.1%	-	8.5%	6.6%
Projected year of payment	2023	-	2032

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and six months ended June 30, 2023 and 2022, respectively included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$64,882	$68,036	$68,258	$70,525
Purchase price contingent consideration	—	4,414	—	4,414
Contingent cash payments	(2,832)	(2,193)	(5,524)	(4,607)
Contingent RSU grants	(340)	(220)	(559)	(416)
Changes in fair value of business acquisition liabilities	3,726	(1,126)	3,280	(1,390)
Contractual payable reclassification	(84)	(597)	(103)	(212)
Ending balance	$65,352	$68,314	$65,352	$68,314

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	June 30,	December 31,
(In thousands)	2023	2022
Raw materials	$74,965	$60,324
Work in process	23,579	18,699
Finished goods	237,012	219,958
Total inventories	$335,556	$298,981

During the three months ended June 30, 2023 and 2022, net adjustments to cost of sales related to excess and obsolete inventory were $1.9 million and $2.3 million, respectively. The net adjustments for the three months ended June 30, 2023 and 2022 reflect a combination of additional expense for excess and obsolete related provisions ($3.4 million and $5.2 million, respectively) offset by sales and disposals ($1.5 million and $2.9 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the six months ended June 30, 2023 and 2022, net adjustments to cost of sales related to excess and obsolete inventory were $4.0 million and $4.1 million, respectively. The net adjustments for the six months ended June 30, 2023 and 2022 reflect a combination of additional expense for excess and obsolete related provisions ($6.9 million and $8.6 million, respectively) offset by sales and disposals ($2.9 million and $4.5 million, respectively) of

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	June 30,	December 31,
(In thousands)	Life	2023	2022
Land	—	$8,286	$8,277
Buildings and improvements	31.5	55,801	51,510
Equipment	5-15	152,897	148,803
Instruments	5	331,356	312,055
Modules and cases	5	49,480	48,023
Other property and equipment	3-5	14,443	18,097
		612,263	586,765
Less: accumulated depreciation		(364,215)	(343,036)
Total		$248,048	$243,729

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Depreciation	$13,528	$12,535	$27,035	$24,860

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2022 and the six months ended June 30, 2023, respectively included the following:

(In thousands)
December 31, 2021	$179,708
Additions and adjustments	18,799
Foreign exchange	(1,036)
December 31, 2022	197,471
Additions and adjustments	1,123
Foreign exchange	338
June 30, 2023	$198,932

Intangible assets as of June 30, 2023 included the following:

		June 30, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,467)	$533
Customer relationships & other intangibles	8.8	60,323	(43,450)	16,873
Developed technology	8.0	75,923	(43,306)	32,617
Patents	16.1	9,058	(4,180)	4,878
Total intangible assets		$149,304	$(94,403)	$54,901

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Intangible assets as of December 31, 2022 included the following:

		December 31, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,267)	$733
Customer relationships & other intangibles	8.7	62,324	(41,651)	20,673
Developed technology	8.0	75,087	(37,984)	37,103
Patents	16.1	8,885	(3,820)	5,065
Total intangible assets		$150,296	$(86,722)	$63,574

The following table summarizes amortization of intangible assets for future periods as of June 30, 2023:

(In thousands)	Annual Amortization
Remaining 2023	$7,673
2024	14,050
2025	9,764
2026	6,320
2027	5,231
Thereafter	11,863
Total	$54,901

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of June 30, 2023 and December 31, 2022, respectively included the following:

	June 30,	December 31,
(In thousands)	2023	2022
Compensation and other employee-related costs	$46,730	$53,352
Legal and other settlements and expenses	6,279	5,564
Accrued non-income taxes	10,248	10,029
Royalties	4,331	4,375
Rebates	11,203	10,501
Other	10,815	10,884
Total accrued expenses	$89,606	$94,705

NOTE 11. DEBT

Line of Credit

In August 2020, we entered into a credit agreement with Citizens Bank, N.A. (the “Credit Agreement”) that provided a revolving credit facility permitting borrowings up to $125.0 million (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility included up to a $25.0 million sub limit for letters of credit. Revolving loans under the Credit Agreement bore interest, at the Company’s option, at either a base rate or the Bloomberg Short-Term Bank Yield Index Rate (the “Daily BSBY Rate”) (as defined in the Revolving Credit Facility), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Credit Agreement. The base rate was the highest of: the rate of interest announced publicly by Citizens Bank, N.A. from time to time as its “prime rate”; the federal funds effective rate plus 1/2 of 1%; and the Daily BSBY Rate plus 1%. The applicable margin was subject to adjustment as provided in the Credit Agreement. The Credit Agreement contained financial and other customary

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

covenants, including a maximum leverage ratio. As of June 30, 2023, we had not borrowed under the Revolving Credit Facility. The Revolving Credit Facility expired on August 2, 2023.

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company did not repurchase any Class A Common during the three and six months ended June 30, 2023. As of June 30, 2023, the Company has remaining authorization to repurchase a total of $150.8 million of Class A common stock. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2023 and 2022, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)
Other comprehensive income/(loss) before reclassifications	5,657	1,225	6,882
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(1,319)	—	(1,319)
Other comprehensive income/(loss), net of tax	4,338	1,225	5,563
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2023	$(10,755)	$(8,312)	$(19,067)

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)
Other comprehensive income/(loss) before reclassifications	(18,204)	(4,737)	(22,941)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	4,345	—	4,345
Other comprehensive income/(loss), net of tax	(13,859)	(4,737)	(18,596)
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2022	$(14,912)	$(10,456)	$(25,368)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income/(loss)	57,712	$54,590	$106,841	$92,674
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	100,373	100,671	100,326	101,136
Dilutive stock options and RSUs	1,409	2,213	1,663	2,344
Weighted average shares outstanding for diluted	101,782	102,884	101,989	103,480
Earnings per share:
Basic	0.57	$0.54	$1.06	$0.92
Diluted	0.57	$0.53	$1.05	$0.90

Anti-dilutive stock options and RSUs excluded from the calculation	5,768	3,419	5,576	3,397

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. Under the 2021 Plan, as amended to date, the aggregate number of shares of Class A Common that are able to be issued subject to options and other awards is equal to the sum of (i) 8,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 8,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

As of June 30, 2023, pursuant to the 2021 Plan, there were 9,745,676 shares of Class A Common reserved and 5,451,650 shares of Class A Common available for future grants.

Stock Options

Stock option activity during the six months ended June 30, 2023 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2022	10,338	$51.86
Granted	1,400	60.00
Exercised	(251)	32.72
Forfeited	(227)	63.86
Outstanding at June 30, 2023	11,260	$53.05	6.8	$104,480
Exercisable at June 30, 2023	6,501	$47.42	5.5	$87,249
Expected to vest at June 30, 2023	4,759	$60.75	8.4	$17,231

The total intrinsic value of stock options exercised was $2.8 million and $2.7 million during the three months ended June 30, 2023, and 2022, respectively. The total intrinsic value of stock options exercised was $8.1 million and $7.4 million during the six months ended June 30, 2023, and 2022, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2023			2022
Risk-free interest rate	3.45%	-	4.10%	1.46%	-	3.36%
Expected term (years)	4.7			4.7	-	4.8
Expected volatility	35.0%	-	38.0%	34.0%	-	35.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three ended June 30, 2023, and 2022 was $21.61 and $23.93 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023, and 2022 was $22.21 and $21.05 per share, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Restricted Stock Units

Restricted stock unit activity during the three and six months ended June 30, 2023 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2022	60	$67.40
Granted	10	58.90
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2023	70	$66.24	7.3

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation expense	$8,589	$7,837	$17,542	$15,989
Net stock-based compensation capitalized into inventory	50	184	128	384
Total stock-based compensation cost	$8,639	$8,021	$17,670	$16,373

As of June 30, 2023, there was $85.3 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.

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

The following table provides a summary of our effective tax rate for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Effective income tax rate	22.7%	22.6%	22.5%	22.4%

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBEL®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON IC®, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of June 30, 2023.

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

The following table represents total net sales by geographic area, based on the location of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
United States	$245,490	$225,280	$479,609	$421,683
International	46,125	38,368	88,694	72,514
Total net sales	$291,615	$263,648	$568,303	$494,197

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

On May 3, 2023, the Company and NuVasive each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Both parties are continuing to work cooperatively with the FTC in its review. Completion of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

During the six months ended June 30, 2023, international net sales accounted for approximately 15.6% of our total net sales. We have sold our products in approximately 51 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
United States	$245,490	$225,280	$20,210	9.0%
International	46,125	38,368	7,757	20.2%
Total net sales	$291,615	$263,648	$27,967	10.6%

In the United States, the increase in net sales of $20.2 million for the three month period ended June 30, 2023 was due primarily to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $7.8 million for the three month period ended June 30, 2023 due to increased spine product sales resulting from penetration in existing territories.

Cost of Goods Sold

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Cost of goods sold	$76,473	$68,470	$8,003	11.7%
Percentage of net sales	26.2%	26.0%

The $8.0 million increase in cost of goods sold was due primarily to increased volume, product mix, and higher depreciation. These increases were partially offset by lower write-downs of excess and obsolete inventory and lower production variances.

Research and Development Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Research and development	$21,347	$17,395	$3,952	22.7%
Percentage of net sales	7.3%	6.6%

The $4.0 million increase in research and development expenses was due primarily to an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Selling, general and administrative	$120,069	$106,718	$13,351	12.5%
Percentage of net sales	41.2%	40.5%

The increase in selling, general and administrative expenses was due to an increase in personnel related expenses resulting primarily from higher product sales, and an increase in bad debt and meeting expenses.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Provision for Litigation, net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Provision for litigation, net	$(2,740)	$—	$(2,740)	0.0%
Percentage of net sales	-0.9%	0.0%

The provision for litigation, net for the three month period ended June 30, 2023 includes a receipt of a legal settlement.

Amortization of Intangibles

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Amortization of intangibles	$4,547	$4,393	$154	3.5%
Percentage of net sales	1.6%	1.7%

Amortization of intangibles remained consistent for the three month period ended June 30, 2023 compared to the three month period ended June 30, 2022.

Acquisition Related Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Acquisition related costs	$5,707	$(1,104)	$6,811	-616.9%
Percentage of net sales	2.0%	-0.4%

The increase in acquisition related costs is due to costs incurred related to unfavorable changes in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions. The current period also includes costs incurred related to the Merger Agreement with NuVasive.

Other Income/(expense), Net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income/(expense), net	$8,462	$2,764	$5,698	206.2%
Percentage of net sales	2.9%	1.0%

The increase in other income, net is due primarily to higher interest income from higher yields on marketable securities from external market factors.

Income Tax Provision

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax provision	$16,962	$15,950	$1,012	6.3%
Effective income tax rate	22.7%	22.6%

The effective income tax rate remained consistent for the three months ended June 30, 2023 compared to the three month period ended June 30, 2022.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

A discussion of our Results of Operations for the three months ended June 30, 2022 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30 2021.” on our Form 10-Q filed on August 4, 2022.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
United States	$479,609	$421,683	$57,926	13.7%
International	88,694	72,514	16,180	22.3%
Total net sales	$568,303	$494,197	$74,106	15.0%

In the United States, the increase in net sales of $57.9 million was due primarily to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $16.2 million, which was due primarily to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories.

Cost of Goods Sold

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Cost of goods sold	$147,298	$127,637	$19,661	15.4%
Percentage of net sales	25.9%	25.8%

The $19.7 million increase in cost of goods sold was due primarily to increased volume and product mix, as well as higher depreciation and field service costs. These increases were partially offset by lower write-downs of excess and obsolete inventory and lower production variances.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Research and development	$42,429	$34,807	$7,622	21.9%
Percentage of net sales	7.5%	7.0%

The $7.6 million increase in research and development expenses was due primarily to an increase in personnel related expenses due to our continued investment in product development.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Selling, general and administrative	$242,485	$207,466	$35,019	16.9%
Percentage of net sales	42.7%	42.0%

The increase in selling, general and administrative expenses was due to an increase in personnel related expenses resulting primarily from higher product sales, and an increase in travel and meeting and bad debt expenses.

Provision for Litigation, net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Provision for litigation, net	$(2,740)	$2,341	$(5,081)	-217.0%
Percentage of net sales	-0.5%	0.5%

The provision for litigation, net for the six month period ended June 30, 2023 includes a receipt of a settlement. For the period ended June 30, 2022, the provision includes an accrual for a legal settlement.

Amortization of Intangibles

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Amortization of intangibles	$9,148	$8,905	$243	2.7%
Percentage of net sales	1.6%	1.8%

Amortization of intangibles remained consistent for the six month period ended June 30, 2023 compared to the six month period ended June 30, 2022.

Acquisition Related Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Acquisition related costs	$7,068	$(1,180)	$8,248	-699.0%
Percentage of net sales	1.2%	-0.2%

The increase in acquisition related costs is due to costs incurred related to unfavorable changes in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions. The current period also includes costs incurred related to the Merger Agreement with NuVasive.

Other Income/(expense), Net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income, net	$15,248	$5,217	$10,031	192.3%
Percentage of net sales	2.7%	1.1%

The increase in other income, net is due primarily to higher interest income from higher yields on marketable securities from external market factors.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Income Tax Provision

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax provision	$31,022	$26,764	$4,258	15.9%
Effective income tax rate	22.5%	22.4%

The effective income tax rate remained consistent for the six months ended June 30, 2023 compared to the six month period ended June 30, 2022.

A discussion of our Results of Operations for the six months ended June 30, 2022 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.” on our Form 10-Q filed on August 4, 2022.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		2023-2022
	June 30,		Change
(In thousands)	2023	2022	$
Net cash provided by/(used in) operating activities	$88,341	$81,573	$6,768
Net cash provided by/(used in) investing activities	63,214	13,232	49,982
Net cash provided by/(used in) financing activities	4,024	(136,715)	140,739
Effect of foreign exchange rate changes on cash	407	(387)	794
Increase (decrease) in cash and cash equivalents	$155,986	$(42,297)	$198,283

Cash Provided by Operating Activities

The net cash provided by operating activities for the six month period ended June 30, 2023 was primarily cash flow from net income and favorable changes in accrued expenses and other liabilities and income taxes payable. These changes were partially offset by unfavorable changes in accounts payable and outflows for inventories.

Cash Used in Investing Activities

The cash provided by investing activities for the six month period ended June 30, 2023 was primarily from net inflows of purchases, maturities and sales of marketable securities and lower purchases of property and equipment.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cash Used in Financing Activities

The net cash provided by financing activities for the six month period ended June 30, 2023 was primarily the result of no repurchases of common stock in the six months ended June 30, 2023 as compared to the six month period ended June 30, 2022, partially offset by lower proceeds from exercise of stock options.

A discussion of our Cash Flows for the three and six months ended June 30, 2022 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on August 4, 2022.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three and six months ended June 30, 2023.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
10.1	2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2023).
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
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

GLOBUS MEDICAL, INC.

Dated:	August 3, 2023	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	August 3, 2023	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)