Form 10-Q
period 2023-09-30
GLOBUS MEDICAL INC
filed 2023-11-07
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of November 3, 2023 was 137,793,194 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share values)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$279,620	$150,466
Short-term marketable securities	189,314	295,592
Accounts receivable, net of allowances of $9,242 and $4,724, respectively	494,112	213,247
Inventories	904,977	298,981
Prepaid expenses and other current assets	47,574	20,997
Income taxes receivable	1,740	4,061
Total current assets	1,917,337	983,344
Property and equipment, net of accumulated depreciation of $387,816 and $343,036, respectively	606,911	243,729
Operating lease right of use assets	94,831	5,988
Long-term marketable securities	275,958	495,852
Intangible assets, net	1,261,617	63,574
Goodwill	1,122,428	197,471
Other assets	69,478	37,323
Deferred income taxes	7,315	48,845
Total assets	$5,355,875	$2,076,126

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,934	$36,101
Accrued expenses	221,670	92,169
Operating lease liabilities	13,385	2,536
Income taxes payable	34,402	990
Business acquisition liabilities	54,339	13,308
Deferred revenue	17,992	14,100
Total current liabilities	428,722	159,204
Business acquisition liabilities, net of current portion	75,627	54,950
Operating lease liabilities	99,927	3,475
Senior convertible notes	409,723	—
Deferred income taxes	132,191	1,779
Other liabilities	22,400	10,345
Total liabilities	1,168,590	229,753

Commitments and contingencies (Note 16)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 118,169,712 and 77,762,282 shares at September 30, 2023 and December 31, 2022, respectively	118	78
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at September 30, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	2,858,091	630,952
Accumulated other comprehensive income/(loss)	(18,736)	(24,630)
Retained earnings	1,347,790	1,239,951
Total equity	4,187,285	1,846,373
Total liabilities and equity	$5,355,875	$2,076,126

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net sales	$383,639	$254,148	$951,942	$748,345
Cost of sales	135,390	65,497	282,688	193,134
Gross profit	248,249	188,651	669,254	555,211

Operating expenses:
Research and development	29,329	18,701	71,758	53,508
Selling, general and administrative	156,206	106,576	398,691	314,042
Provision for litigation, net	2,924	—	184	2,341
Amortization of intangibles	13,761	4,324	22,909	13,229
Acquisition related costs	45,625	(652)	52,693	(1,832)
Total operating expenses	247,845	128,949	546,235	381,288

Operating income/(loss)	404	59,702	123,019	173,923

Other income/(expense), net
Interest income/(expense), net	7,920	3,899	22,711	8,918
Foreign currency transaction gain/(loss)	(5,314)	(2,210)	(5,649)	(3,708)
Other income/(expense)	(475)	74	318	1,770
Total other income/(expense), net	2,131	1,763	17,380	6,980

Income/(loss) before income taxes	2,535	61,465	140,399	180,903
Income tax provision	1,537	14,034	32,560	40,799

Net income/(loss)	$998	$47,431	$107,839	$140,104

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	2,641	(4,380)	6,979	(18,239)
Foreign currency translation gain/(loss)	(2,310)	(2,478)	(1,085)	(7,215)
Total other comprehensive income/(loss), net of tax	331	(6,858)	5,894	(25,454)
Comprehensive income/(loss)	$1,329	$40,573	$113,733	$114,650

Earnings per share:
Basic	$0.01	$0.48	$1.03	$1.39
Diluted	$0.01	$0.47	$0.98	$1.36
Weighted average shares outstanding:
Basic	113,537	99,652	104,762	100,638
Diluted	115,245	101,417	110,058	102,789

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	9,032	—	—	9,032
Grant of contingent restricted stock units	—	—	—	—	219	—	—	219
Exercise of stock options	143	—	—	—	4,859	—	—	4,859
Comprehensive income/(loss)	—	—	—	—	—	5,208	49,129	54,337
Balance at March 31, 2023	77,905	$78	22,430	$22	$645,062	$(19,422)	$1,289,080	$1,914,820
Stock-based compensation	—	—	—	—	8,639	—	—	8,639
Grant of contingent restricted stock units	—	—	—	—	340	—	—	340
Exercise of stock options	108	—	—	—	3,199	—	—	3,199
Comprehensive income/(loss)	—	—	—	—	—	355	57,712	58,067
Balance at June 30, 2023	78,013	$78	22,430	$22	$657,240	$(19,067)	$1,346,792	$1,985,065
Stock-based compensation	—	—	—	—	22,756	—	—	22,756
Grant of contingent restricted stock units	—	—	—	—	951	—	—	951
Exercise of stock options	101	—	—	—	3,299	—	—	3,299
Issuance of Class A common stock under employee and director equity option plans, net	243	—	—	—	(10,267)	—	—	(10,267)
Issuance of equity for NuVasive Merger	39,813	40	—	—	2,184,112	—	—	2,184,152
Comprehensive income/(loss)	—	—	—	—	—	331	998	1,329
Balance at September 30, 2023	118,170	$118	22,430	$22	$2,858,091	$(18,736)	$1,347,790	$4,187,285

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Continued)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	8,353	—	—	8,353
Grant of contingent restricted stock units	—	—	—	—	196	—	—	196
Exercise of stock options	184	—	—	—	7,746	—	—	7,746
Comprehensive income/(loss)	—	—	—	—	—	(10,395)	38,084	27,689
Balance at March 31, 2022	79,298	$79	22,430	$22	$570,082	$(17,167)	$1,232,356	$1,785,372
Stock-based compensation	—	—	—	—	8,020	—	—	8,020
Grant of contingent restricted stock units	—	—	—	—	220	—	—	220
Exercise of stock options	90	—	—	—	3,585	—	—	3,585
Comprehensive income/(loss)	—	—	—	—	—	(8,201)	54,590	46,389
Repurchase and retirement of common stock	(2,351)	(2)	—	—	—	—	(144,491)	(144,493)
Balance at June 30, 2022	77,037	$77	22,430	$22	$581,907	$(25,368)	$1,142,455	$1,699,093
Stock-based compensation	—	—	—	—	8,434	—	—	8,434
Grant of contingent restricted stock units	—	—	—	—	1,116	—	—	1,116
Exercise of stock options	364	—	—	—	14,895	—	—	14,895
Comprehensive income/(loss)	—	—	—	—	—	(6,858)	47,431	40,573
Balance at September 30, 2022	77,401	$77	22,430	$22	$606,352	$(32,226)	$1,189,886	$1,764,111

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$107,839	$140,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,571	51,342
Amortization of premium (discount) on marketable securities	730	4,446
Write-down for excess and obsolete inventories, net	6,700	5,890
Amortization of inventory fair value step up	19,065	—
Stock-based compensation expense	40,297	24,303
Allowance for doubtful accounts	4,284	(396)
Change in fair value of business acquisition liabilities	4,431	(2,043)
Change in deferred income taxes	(45,990)	(17,014)
(Gain)/loss on disposal of assets, net	1,466	241
Payment of business acquisition related liabilities	(2,370)	(2,021)
(Increase)/decrease in:
Accounts receivable	(36,953)	(46,200)
Inventories	(58,978)	(48,650)
Prepaid expenses and other assets	(1,280)	(6,866)
Increase/(decrease) in:
Accounts payable	(7,952)	10,407
Accrued expenses and other liabilities	20,579	1,660
Income taxes payable/receivable	13,386	(710)
Net cash provided by/(used in) operating activities	138,825	114,493
Cash flows from investing activities:
Purchases of marketable securities	(100,643)	(322,100)
Maturities of marketable securities	214,430	239,126
Sales of marketable securities	219,987	89,978
Purchases of property and equipment	(55,393)	(55,707)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(296,028)	(1,175)
Net cash provided by/(used in) investing activities	(17,647)	(49,878)
Cash flows from financing activities:
Payment of business acquisition liabilities	(5,908)	(5,288)
Proceeds from exercise of stock options	11,357	26,228
Repurchase of common stock	—	(144,493)
Net cash provided by/(used in) financing activities	5,449	(123,553)
Effect of foreign exchange rates on cash	2,527	92
Net increase/(decrease) in cash and cash equivalents	129,154	(58,846)
Cash and cash equivalents at beginning of period	150,466	193,069
Cash and cash equivalents at end of period	$279,620	$134,223

Supplemental disclosures of cash flow information:
Income taxes paid, net	$65,171	$58,301
Non-cash investing and financing activities:
Equity issued in conjunction with the NuVasive merger	$2,153,860	$—
Accrued purchases of property and equipment	$5,971	$5,341

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Unaudited)

NOTE 1. BACKGROUND

(a) The Company

Globus Medical, Inc., together with its majority-owned or controlled subsidiaries, is a medical device company that develops and commercializes healthcare solutions with a mission to improve the quality of life of patients with musculoskeletal disorders. We are primarily focused on implants that promote healing in patients with musculoskeletal disorders, including the use of a robotic guidance and navigation system and products to treat patients who have experienced orthopedic traumas.

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment options. We offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

We are headquartered in Audubon, Pennsylvania, and market and sell our products through our exclusive sales force in the United States, as well as within North, Central & South America, Europe, Asia, Africa and Australia. We sell our products in the U.S. through a sales force comprised primarily of directly-employed and independent sales representatives. Our international sales force is comprised of directly-employed sales personnel, independent sales representatives, as well as exclusive and non-exclusive independent third-party distributors.

The terms the “Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.

(b) NuVasive Merger

As previously announced, on February 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”). On September 1, 2023, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into NuVasive (the “Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Merger, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A Common Stock, and the right to receive cash in lieu of fractional shares. Refer to Note 3, Asset acquisitions and Business Combinations for further information.

Globus Medical was deemed to be the accounting acquirer of NuVasive for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, prior periods within these condensed consolidated financial statements may not be comparable.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of September 30, 2023, and results of operations for the three and nine months ended September 30, 2023. The results of operations for any interim period may not be indicative of results for the full year.

(b) Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. “Operating lease right of use assets” was reclassified out of “Other assets”, and “Operating lease liabilities” were reclassified out of “Accrued expenses” and “Other liabilities”, respectively, depending on the short-term and long-term nature, on our consolidated balance sheets.

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

Significant areas that require estimates include revenue recognition, intangible assets, business acquisition liabilities, allowance for doubtful accounts, stock-based compensation, reserves for excess and obsolete inventory, fair value measurements, useful lives of assets, the outcome of litigation, recoverability of intangible assets and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.

(e) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

Our Musculoskeletal Solutions products consist primarily of the implantable devices, fixation products, disposables, and unique instruments used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of these revenue contracts have a single performance obligation and revenue is recognized at a point in time, which is either when consigned inventory, maintained at hospitals or with sales representatives, is used or implanted. For all other of these product transactions, we recognize revenue when title to the goods is transferred, provided there are no remaining performance obligations that can affect the customer’s final acceptance of the sale.

Our Enabling Technologies products are advanced hardware and software systems, and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of these product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. When contracts have multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using an observable price to determine the standalone selling price of each distinct good or service in the contract.

Our Neuromonitoring Services consists of products which use proprietary software-driven nerve detection and avoidance technology and include intraoperative neuromonitoring (“IONM”), services and disposables, biologics, and our capital equipment, all of which are used to aid spine surgery. Revenue from IONM services is recognized in the period the service is performed for the amount of consideration expected to be received.

Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of sales.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three and nine months ended September 30, 2023, there was an immaterial amount of revenue recognized from previously deferred revenue.

(f) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities, and corporate debt securities are stated at fair value.

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of September 30, 2023. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(j) Goodwill and Intangible Assets

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

Intangible assets consist of purchased developed technology, customer relationships, in-process research and development (“IPR&D”), supplier network, patents, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 21 years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.

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

During the three and nine months ended September 30, 2023, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

(k) Stock-Based Compensation

The cost of employee and non-employee director awards is measured at the grant date fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the equity award. Expense for performance-based restricted stock units is recognized when the performance condition is deemed to be probable. Compensation expense for awards includes the impact of forfeiture in the period when they occur.

We estimate the fair value of stock options utilizing the Black-Scholes option-pricing model. Inputs to the Black-Scholes model include our stock price, expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts. The respective fair values of restricted stock units and performance restricted stock units are estimated on the day of grant based on the closing price of the Company’s common stock.

We assumed equity-classified awards for certain NuVasive restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”), as part of the Merger. These RSUs and PRSUs are measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end.

(l) Derivative Financial Instruments

The Company recognizes all derivative instruments as assets or liabilities in its unaudited condensed Consolidated Balance Sheets and measures these instruments at fair value by revaluing these assets and liabilities at the end of each reporting period. Gains and losses are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations and comprehensive income. The effects of these derivative instruments are immaterial to the Company’s financial statements.

(m) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments.

(n) Acquisition Related Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, duplicate headcount costs, consulting, leasehold exit costs, costs related to the Merger, third-party acquisition costs and contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on the assessment of the likelihood that the contingent milestones will be achieved resulting in payment. If an accrual for contingent consideration decreases based upon the assessment during a particular period, it results in a reduction of costs during such period, which the Company records as a benefit.

(o) Accounts Receivable and Related Valuation Accounts

Accounts receivable in the accompanying unaudited condensed consolidated balance sheets are presented net of allowances for expected credit losses. The Company maintains an allowance for expected credit losses resulting from the inability of its customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments.

The Company's exposure to credit losses may also increase if its customers are adversely affected by changes in healthcare laws, coverage and reimbursement, macroeconomic pressures or uncertainty associated with local or global economic recessions, disruption associated with pandemics, or other customer-specific factors. The Company has a diverse customer base and no single customer represented greater than ten percent of net sales or accounts receivable. Historically, the Company’s reserves have been adequate to cover credit losses.

(p) Recently Issued Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”), No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about contractual restrictions, including the nature and remaining duration of such restrictions. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently evaluating the impact the standard will have on its Condensed Consolidated Financial Statements.

(q) Recently Adopted Accounting Pronouncements

On March 12, 2020, the FASB” issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU became effective for all entities as of March 12, 2020, and applied through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. This adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted ASU 2021-08 as of January 1, 2023. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Also during the fourth quarter of 2021, the Company acquired substantially all the assets of a company that engages in the development of technology for use in robotic surgery platforms which was not considered material to the condensed consolidated financial statements during the periods presented. The purchase price consisted of $10.0 million of cash paid at closing and also provides for additional consideration contingent upon the achievement of certain performance obligations of $5.0 million. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

The Company accounted for both of these transactions as asset acquisitions as substantially all of the fair value of the assets acquired in each transaction was concentrated in a single identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASU 2017-1. At the date of the acquisitions, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $34.3 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income for the year ended 2021.

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

During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC, which engages in the business of selling systems that produce autologous biologics. The purchase price consisted of approximately $30.0 million of cash paid at closing, plus $1.4 million of preliminary post-closing adjustments. The Company recorded identifiable net assets, based on their estimated fair values, for inventory of $3.3 million, goodwill of $15.2 million, customer relationships and other intangibles of $10.5 million with a weighted average useful life of 20 years, and developed technology of $2.4 million with a weighted average useful life of 8 years. The Company will finalize the purchase price allocation of the assets and liabilities acquired within one year from the date of acquisition.

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

NuVasive Merger

As previously announced, on February 8, 2023, the Company entered into the Merger Agreement with NuVasive and Zebra Merger Sub Inc, a wholly owned subsidiary of the Company (“Merger Sub”). On September 1, 2023, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into NuVasive (the “Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. At the consummation of the Merger, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A Common Stock, and the right to receive cash in lieu of fractional shares.

As part of the Merger, the Company assumed equity awards for certain NuVasive RSUs and NuVasive PRSUs in accordance with the terms of the Merger Agreement. Certain awards included a change in control provision (single trigger) which accelerated the vesting of the awards on the closing date of the Merger. These awards were considered as part of the total purchase price. The unvested awards will continue to vest in accordance with the terms of the original award agreement, except for certain PRSUs that were converted into RSUs. Once vested, the holders will receive shares of the Company’s Class A Common Stock. Of the total consideration for the assumed equity awards, $28.6 million was allocated to the purchase price and $38.0 million was deemed compensatory as it was attributable to post acquisition vesting. Of the $38.0 million of total compensation related to the assumed awards, $12.9 million was expensed on the acquisition date due to accelerated vesting of the awards, recognized as Merger related costs, and $25.1 million relates to future services and will be expensed over the remaining service periods of the unvested awards on a straight-line basis. Of the $25.1 million related to future services, $1.2 million of expense was recognized for the three and nine months ended September 30, 2023.

Concurrently with the Merger, the Company repaid the outstanding $420.8 million under NuVasive’s revolving senior credit facility in addition to assuming the 0.375% Senior Convertible Notes due 2025 (“2025 Notes”), the privately negotiated call options (“2025 Hedge”) and the privately negotiated warrants (“2025 Warrants”).

The aggregate consideration in connection with the closing of the Merger was as follows:

(In thousands)
NuVasive shares outstanding as of September 1, 2023	52,451
NuVasive accelerated equity awards	632
Globus exchange ratio	0.75
Globus Class A Common Stock issued in exchange for NuVasive shares	39,813
Globus closing share price	$54.10
Total Value Class A Common Stock	$2,153,860

2025 Warrants	579
Repayment of revolving credit facility	420,762
Fair value of assumed equity awards	28,635
Total purchase price	$2,603,836

We accounted for the Merger using the acquisition method of accounting, which requires the NuVasive assets and liabilities to be recorded on our balance sheet at fair value as of the acquisition date. We will complete a final determination of the fair value of certain assets and liabilities within the one-year measurement period from the date of the acquisition as required by FASB ASC Topic 805, “Business Combinations”. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations, and assumptions that are subject to change as the Company obtains additional information during the measurement period.  The following table summarizes the preliminary purchase price allocation for the Merger as of September 1, 2023:

(In thousands)
Cash and cash equivalents	$127,362
Accounts receivable	249,591
Inventories	570,300
Prepaid expenses and other current assets	30,750
Property and equipment	361,118
Operating lease right-of-use assets	90,457
Intangible assets	1,222,000
Income tax receivable	221
Other assets	25,753
Deferred income taxes	4,837
Total assets	$2,682,389

Accounts payable	$57,048

Accrued expenses	104,307
Operating lease liabilities	10,774
Income taxes payable	22,516
Business acquisition liabilities	66,873
Deferred revenue	1,304
Senior Convertible Notes due 2025	409,500
Deferred income taxes	194,553
Operating lease liabilities, long-term	98,336
Other liabilities	37,496
Total liabilities	$1,002,707

Fair value of acquired identifiable assets and liabilities	$1,679,682

Purchase price	$2,603,836
Less: Fair value of acquired identifiable assets and liabilities	$(1,679,682)
Goodwill	$924,154

The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. The majority of goodwill is non-deductible for tax purposes. During the three and nine months ended September 30, 2023, total transaction costs incurred in connection with the Merger were $44.5 million and $48.3 million, respectively. These transaction costs were recognized as acquisition related costs in the condensed consolidated statements of operations and comprehensive income.

Details of our valuation methodology and significant inputs for fair value measurements are included below. The fair value measurements for property, plant and equipment and intangible assets are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The preliminary fair value of work-in-process and finished goods inventory utilizes a sales comparison approach which estimates the selling price of the inventory in completed condition less costs of disposal and a reasonable profit allowance for the selling effort.

The preliminary fair value of property and equipment utilizes a combination of the cost approach, income approach, and sales comparison approach less amounts for capitalized research and development costs existing on NuVasive’s closing balance sheet.

The preliminary fair value of the identifiable intangible assets was determined using variations of the income approach, namely the multi-period excess earnings and relief from royalty methodologies. The most significant assumptions applied in the development of the intangible asset fair values include: the amount and timing of future cash flows, the selection of discount and royalty rates, and the assessment of the asset’s economic life.

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of NuVasive’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of
(In thousands)	September 30, 2023	Useful Life
Developed Technology	$942,000	9
Customer Relationships	280,000	11

Preliminary fair value of the 2025 Notes was determined using the publicly traded price.

NuVasive’s results have been included in the Company’s financial statements for the period subsequent to the date of the acquisition on September 1, 2023. NuVasive contributed revenues and net loss of $102.4 million and $41.9 million, respectively, for the period from September 1, 2023, through September 30, 2023.

The following unaudited pro forma information for the Company presents net sales and net income as if the acquisition had occurred January 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Pro forma net sales	$585,478	$549,428	$1,779,278	$1,644,838
Pro forma net income	47,583	(14,058)	99,512	(94,883)

The unaudited pro forma net income for the three and nine months ended September 30, 2023 was adjusted to exclude $90.0 million and $108.8 million of acquisition related costs incurred in 2023, respectively. The unaudited pro forma net income for the nine months ended September 30, 2022 was adjusted to include the aforementioned charges.

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Musculoskeletal Solutions	$347,460	$230,060	$855,922	$681,704
Enabling Technologies	27,661	24,088	87,502	66,641
Neuromonitoring Services	8,518	—	8,518	—
Total net sales	$383,639	$254,148	$951,942	$748,345

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$34,750	$—	$(675)	$34,075
Corporate debt securities	125,742	—	(2,575)	123,167
Asset-backed securities	4,200	—	(45)	4,155
Government, federal agency, and other sovereign obligations	28,248	—	(331)	27,917
Total short-term marketable securities	$192,940	$—	$(3,626)	$189,314

Long-term:
Municipal bonds	$30,106	$—	$(626)	$29,480
Corporate debt securities	127,299	—	(3,498)	123,801
Asset-backed securities	82,540	—	(1,860)	80,680
Government, federal agency, and other sovereign obligations	43,114	—	(1,117)	41,997
Total long-term marketable securities	$283,059	$—	$(7,101)	$275,958

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$83,279	$9	$(1,680)	$81,608
Corporate debt securities	187,174	2	(3,438)	183,738
Commercial paper	5,583	—	(1)	5,582
Asset-backed securities	4,200	—	(181)	4,019
Government, federal agency, and other sovereign obligations	21,102	1	(458)	20,645
Total short-term marketable securities	$301,338	$12	$(5,758)	$295,592

Long-term:
Municipal bonds	$61,986	$44	$(1,549)	$60,481
Corporate debt securities	268,524	72	(8,947)	259,649
Asset-backed securities	120,929	217	(2,795)	118,351
Government, federal agency, and other sovereign obligations	58,453	18	(1,100)	57,371
Total long-term marketable securities	$509,892	$351	$(14,391)	$495,852

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of September 30, 2023 and December 31, 2022, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at September 30, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$46,631	$46,631	$—	$—
Municipal bonds	63,555	—	63,555	—
Corporate debt securities	246,968	—	246,968	—
Asset-backed securities	84,835	—	84,835	—
Government, federal agency, and other sovereign obligations	69,914	—	69,914	—
2025 Hedge	1,664	—	1,664	—
Liabilities:
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	1,664	—	1,664	—
Business acquisition liabilities	129,966	—	—	129,966

(In thousands)	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,655	$17,655	$—	$—
Municipal bonds	142,089	—	142,089	—
Corporate debt securities	443,387	—	443,387	—
Commercial paper	5,582	—	5,582	—
Asset-backed securities	122,369	—	122,369	—
Government, federal agency, and other sovereign obligations	78,016	—	78,016	—

Liabilities:
Business acquisition liabilities	68,258	—	—	68,258

Our marketable securities and certain cash equivalents are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

The bifurcated conversion option and 2025 Hedge are classified as Level 2 within the fair value hierarchy, based on implied equity volatility. The estimated fair value of the 2025 Notes, inclusive of the embedded conversion option, at September 30, 2023 was $405.0 million. The fair value was determined based on the quoted price of the 2025 Notes in an active market on the last trading day of the reporting period and has been classified as Level 1 within the fair value hierarchy.

Fair value of the revenue-based business acquisition liabilities was determined using a discounted cash flow model, probability model, and an option pricing methodology. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility and discount rates, market price risk adjustment, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement.

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.3%	-	5.8%	3.9%
Revenue volatility	11.0%	-	15.8%	14.8%
Discount rate	6.0%	-	8.5%	6.9%
Projected year of payment	2023	-	2032

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and nine months ended September 30, 2023 and 2022, respectively included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$65,352	$68,314	$68,258	$70,525
Purchase price contingent consideration	66,873	—	66,873	4,414
Contingent cash payments	(2,754)	(2,657)	(8,278)	(7,264)
Contingent RSU grants	(951)	(1,116)	(1,510)	(1,532)
Changes in fair value of business acquisition liabilities	1,151	(653)	4,431	(2,043)
Contractual payable reclassification	295	406	192	194
Ending balance	$129,966	$64,294	$129,966	$64,294

Purchase price contingent consideration includes obligations acquired in the NuVasive Merger. Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	September 30,	December 31,
(In thousands)	2023	2022
Raw materials	$94,576	$60,324
Work in process	40,709	18,699
Finished goods	769,692	219,958
Total inventories	$904,977	$298,981

As part of the NuVasive Merger, a step up in the value of inventory of $284.3 million was recorded, which was composed of $3.0 million for work in process and $281.3 million for finished goods. The amortization of the inventory step up recorded in product cost of sales was $19.0 million for the three months and nine months ended September 30, 2023, respectively. As of September 30, 2023, the total remaining balance of inventory step up was $265.3 million.

During the three months ended September 30, 2023 and 2022, net adjustments to cost of sales related to excess and obsolete inventory were $2.7 million and $1.8 million, respectively. The net adjustments for the three months ended September 30, 2023 and 2022 reflect a combination of additional expense for excess and obsolete related provisions ($4.7 million and $10.4 million, respectively) offset by sales and disposals ($2.0 million and $8.6 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the nine months ended September 30, 2023 and 2022, net adjustments to cost of sales related to excess and obsolete inventory were $6.7 million and $5.9 million, respectively. The net adjustments for the nine months ended September 30, 2023 and 2022 reflect a combination of additional expense for excess and obsolete related provisions ($11.6 million and $19.0 million, respectively) offset by sales and disposals ($4.9 million and $13.1 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	September 30,	December 31,
(In thousands)	Life	2023	2022
Land	—	$9,735	$8,277
Buildings and improvements	31.5	99,041	51,510
Equipment	5-15	204,295	148,803
Instruments, modules, and cases	5	661,283	360,078
Other property and equipment	3-5	20,373	18,097
		994,727	586,765
Less: accumulated depreciation and amortization		(387,816)	(343,036)
Total		$606,911	$243,729

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Depreciation	$23,627	$13,254	$50,662	$38,113

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2022 and the nine months ended September 30, 2023, respectively included the following:

(In thousands)
December 31, 2021	$179,708
Additions and adjustments	18,799
Foreign exchange	(1,036)
December 31, 2022	197,471
Additions and adjustments	925,189
Foreign exchange	(232)
September 30, 2023	$1,122,428

Intangible assets as of September 30, 2023 included the following:

		September 30, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,567)	$433
Customer relationships & other intangibles	10.6	339,289	(46,126)	293,163
Developed technology	8.9	1,015,969	(52,615)	963,354
Patents	16.1	8,964	(4,297)	4,667
Total intangible assets		$1,368,222	$(106,605)	$1,261,617

Intangible assets as of December 31, 2022 included the following:

		December 31, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,267)	$733
Customer relationships & other intangibles	8.7	62,324	(41,651)	20,673
Developed technology	8.0	75,087	(37,984)	37,103
Patents	16.1	8,885	(3,820)	5,065
Total intangible assets		$150,296	$(86,722)	$63,574

The following table summarizes amortization of intangible assets for future periods as of September 30, 2023:

(In thousands)	Annual Amortization
Remaining 2023	$36,048
2024	144,105
2025	139,819
2026	136,376
2027	135,296
Thereafter	669,973
Total	$1,261,617

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of September 30, 2023 and December 31, 2022, respectively included the following:

	September 30,	December 31,
(In thousands)	2023	2022
Compensation and other employee-related costs	$136,631	$53,352
Legal and other settlements and expenses	16,037	5,564
Accrued non-income taxes	25,426	10,029
Royalties	9,413	4,375
Rebates	24,433	10,501
Other	9,730	8,348
Total accrued expenses	$221,670	$92,169

NOTE 11. DEBT

The carrying values of the Company’s 2025 Notes, acquired in the NuVasive merger, as of September 30, 2023, were as follows:

September 30,
(In thousands)	2023
0.375% Senior Convertible Notes due 2025:
Principal	$450,000
Unamortized fair value adjustment for acquisition accounting	41,941
0.375% Senior Convertible Notes due 2025	408,059
Embedded Conversion Option	1,664
Debt, net of unamortized fair value adjustments for acquisition accounting	$409,723

September 30,
2023
Interest expense:
Contractual coupon interest	$141
Amortization of fair value adjustments for acquisition accounting	223

Total interest expense recognized on Senior Convertible Notes due 2025	$364

Effective interest rates:
Senior Convertible Notes due 2025	1.1%

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the Revolving Credit Facility) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of September 30, 2023, we have not borrowed under the September 2023 Credit Agreement and we were in compliance with all covenants.

0.375% Senior Convertible Notes due 2025

On September 1, 2023, in connection with the closing of the Merger, the Company, NuVasive and Wilmington Trust National Association, as trustee (the “Trustee”) entered into a supplemental agreement (the “First Supplemental Indenture”) to the Indenture, dated March 2, 2020 (the “Base Indenture”), by and between NuVasive and the Trustee, relating to NuVasive’s $450.0 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2025. As of the closing date of the Merger, $450 million of aggregate principal amount of the 2025 Notes were outstanding.

Pursuant to the First Supplemental Indenture, the 2025 Notes are convertible into the Company’s Class A Common at a conversion rate of 8.0399 shares per $1,000 principal amount of 2025 Notes, which is equivalent to a conversion price of approximately $124.38 per share, subject to adjustments. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. Pursuant to the terms of the First Supplemental Indenture, Globus agreed to guarantee NuVasive’s obligations under the Indenture. The 2025 Notes bear interest at a rate of 0.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2025 Notes mature on March 15, 2025, unless earlier converted, redeemed, or repurchased in accordance with their terms.

The Merger constituted a Merger Event as defined in the Base Indenture. In the event of a Merger Event, the Company is required to execute a supplemental indenture providing for (i) each holder of 2025 Notes with the right to convert each $1,000 principal amount of 2025 Notes into the same type of consideration that holders would have been entitled to receive if such holders had held a number of shares of NuVasive Common Stock equal to the applicable conversion rate in effect immediately prior to such Merger Event, and (ii) subsequent adjustments to the conversion rate set forth in the Base Indenture.

Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions:

(a)during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(b)during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day;

(c)if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or

(d)upon the occurrence of specified corporate events, as defined in the 2025 Notes.

On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances.

The Company may redeem the 2025 Notes, at its option, in whole or in part, until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities.

Upon the initial recognition of the 2025 Notes pursuant to the purchase accounting for the Merger, the embedded conversion feature does not meet the equity scope exception described in ASC 815-40, Contracts in Entity’s Own Equity. The embedded conversion feature is bifurcated and presented as a liability on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. The Company recognized, at Merger closing, the embedded conversion feature at fair value of $1.7 million and allocated the residual $407.8 million of the 2025 Notes fair value to the host debt instrument. As of the September 30, 2023, the fair value of the embedded conversion feature was $1.7 million. As a result of the Merger and recognizing the fair value of the 2025 Notes, along with the embedded conversion feature, as of the acquisition date, the company recorded $42.2 million debt discount to be accreted as interest expense over the life of the notes.

2025 Hedges

On September 1, 2023, in connection with the closing of the Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated call option transactions (“2025 Hedges”) pursuant to which NuVasive purchased options from such dealers exercisable into its own common stock in connection with the sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the 2025 Hedges are exercisable into Globus Class A Common in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Hedges. Subject to the amended 2025 Hedge, the Company is entitled to purchase up to 3,617,955 shares of the Company’s Class A Common at a strike price of $124.38. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025 and is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedge.

In accordance with ASC 805, the Company recognized the 2025 Hedge at an acquisition date fair value of $1.7 million. The 2025 Hedge does not meet the equity scope exception described in ASC 815-40, Contract in Entity’s Own Equity, and will be presented as asset on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. As of September 30, 2023, the fair value of the 2025 Hedge is $1.7 million recorded within the Other Assets with the consolidated balance sheet. An assumed exercise of the 2025 Hedge by NuVasive is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2025 Warrants

On September 1, 2023, in connection with the closing of the Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated warrant transactions (“2025 Warrants”), pursuant to which NuVasive sold warrants to such dealers for its own common stock in connection with the initial sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the warrants are exercisable into Globus Class A Common in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Warrants. Subject to the amended 2025 Warrants, the holders of the 2025 Warrants are entitled to purchase up to 3,617,955 shares of the Company’s common stock at a strike price of $170.45. The 2025 Warrants will expire on various dates from June 2025 through October 2025 and may be settled in net shares or cash, at the Company’s election.

In accordance with ASC 805, the Company recognized the 2025 Warrants at an acquisition date fair value of $0.6 million within additional paid-in capital. The 2025 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the strike price of the 2025 Warrants, which is $170.45 per share. The Company uses the treasury share method for assumed exercise of its 2025 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company did not repurchase any Class A Common during the three and nine months ended September 30, 2023. As of September 30, 2023, the Company has remaining authorization to repurchase a total of $500.8 million of Class A Common. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2023 and 2022, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)
Other comprehensive income/(loss) before reclassifications	9,149	(1,085)	8,064
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(2,170)	—	(2,170)
Other comprehensive income/(loss), net of tax	6,979	(1,085)	5,894
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2023	$(8,114)	$(10,622)	$(18,736)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)
Other comprehensive income/(loss) before reclassifications	(23,959)	(7,215)	(31,174)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	5,720	—	5,720
Other comprehensive income/(loss), net of tax	(18,239)	(7,215)	(25,454)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2022	$(19,292)	$(12,934)	$(32,226)

Amounts reclassified from accumulated other comprehensive loss, net of tax, related to unrealized gains/losses on marketable securities were released to other income, net in our condensed consolidated statements of operations and comprehensive income.

Earnings Per Common Share

The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested RSUs, and PRSUs. These are included in basic net income per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income/(loss) for basic:	$998	$47,431	$107,839	$140,104
Dilutive potential net income (loss):
Interest and amortization of debt discount costs on the 0.375% Senior Convertible Notes due 2025, net of tax	—	—	364	—
Adjusted net income (loss) for diluted	$998	47,431	108,203	140,104

Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	113,537	99,652	104,762	100,638
Dilutive stock options, RSUs, and PRSUs	1,708	1,765	1,678	2,151
Senior Convertible Notes due 2025	—	—	3,618	—
Weighted average shares outstanding for diluted	115,245	101,417	110,058	102,789
Earnings per share:
Basic	$0.01	$0.48	$1.03	$1.39
Diluted	$0.01	$0.47	$0.98	$1.36

Anti-dilutive stock options and RSUs excluded from the calculation	5,942	4,362	5,698	3,720
Anti-dilutive warrants excluded from the calculation	3,618	—	3,618	—
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	3,618	—	—	—
Total	13,178	4,362	9,316	3,720

In accordance with ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), the Company applies the if-converted method in computing the effect of the Company's 2025 Notes on diluted net income per share. For periods in which the Company reports net income, the numerator of the diluted per share computation is adjusted for interest expense and amortization of debt issuance costs, net of tax, and the denominator is adjusted for the weighted average number of shares into which each of the Company’s 2025 Notes could be converted. The effect is only included in the calculation of diluted net income per share for those 2025 Notes which reduce net income per share.

NOTE 13. STOCK-BASED AWARDS

We have four stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”), the NuVasive 2014 Equity Incentive Plan (the “NuVasive 2014 Plan”), and the Ellipse Technologies 2015 Incentive Award Plan (the “Ellipse 2015 Plan”). The 2021 Plan, the NuVasive 2014 Plan and the Ellipse 2015 Plan are the only active stock plans. The purpose of the 2012 Plan was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The 2012 Plan, 2021 Plan, NuVasive 2014 Plan, and Ellipse 2015 Plan are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the 2012 Plan and 2021 Plan. The options granted expire on a date specified by the Board, which is ten years from the grant date. Options granted to employees vest in varying installments over a four-year period.

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

In connection with the Merger, the Company assumed outstanding awards for the RSUs and PRSUs under the NuVasive 2014 Plan and the Ellipse 2015 Plan in accordance with the terms in the Merger Agreement. The PRSUs ultimate issuance amount is determined by the Company’s Compensation Committee. Share payout levels range from 0% to 100% depending on the respective terms of an award.

As of September 30, 2023, pursuant to the 2021 Plan, the NuVasive 2014 Plan, and the Ellipse 2015 Plan, there were 9,772,842 shares 1,587,150, and 263,784 shares respectively of Class A Common reserved and 5,278,170 shares, 1,587,150 shares, 263,784 shares, respectively of Class A Common available for future grants.

Stock Options

Stock option activity during the nine months ended September 30, 2023 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2022	10,338	$51.86
Granted	1,667	58.87
Exercised	(352)	32.25
Forfeited	(339)	63.32
Outstanding at September 30, 2023	11,314	$53.16	6.6	$45,005
Exercisable at September 30, 2023	6,772	$48.49	5.4	$38,986
Expected to vest at September 30, 2023	4,542	$60.11	8.3	$6,019

The total intrinsic value of stock options exercised was $2.2 million and $7.9 million during the three months ended September 30, 2023, and 2022, respectively. The total intrinsic value of stock options exercised was $10.3 million and $15.3 million during the nine months ended September 30, 2023, and 2022, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2023			2022
Risk-free interest rate	3.45%	-	4.45%	1.46%	-	3.51%
Expected term (years)	4.7	-	4.8	4.7	-	9.9
Expected volatility	35.0%	-	38.0%	33.0%	-	35.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three ended September 30, 2023, and 2022 was $20.61 and $23.16 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023, and 2022 was $21.95 and $21.78 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the nine months ended September 30, 2023 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2022	60	$67.40
Granted	1,262	54.09
Vested	(432)	—
Forfeited	(5)	—
Outstanding at September 30, 2023	885	$54.99	2.57

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the nine months ended September 30, 2023 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2022	—	$—
Granted	78	54.10
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2023	78	$54.10	2.45

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation expense	$9,877	$8,314	$27,418	$24,303
Stock-based compensation expense classified in Acquisition Related Costs	12,878	—	12,878	—
Net stock-based compensation capitalized into inventory	1	120	130	504
Total stock-based compensation cost	$22,756	$8,434	$40,426	$24,807

As of September 30, 2023, there was $106.3 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.6 years.

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

The following table provides a summary of our effective tax rate for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Effective income tax rate	60.7%	22.8%	23.2%	22.6%

NOTE 15. LEASES

The Company leases certain equipment, vehicles, office and storage facilities via various operating and financing lease agreements. Our leases have initial lease terms ranging from one year to seventeen years. Certain lease agreements require the Company to pay taxes, insurance, and maintenance, and provide for options to extend the term beyond the initial lease termination date. We use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and the length of the possible extension. Leases that have terms of less than 12 months are treated as short-term and we do not recognize right-of-use assets or lease liabilities for such leases. We generally estimate discount rates using our incremental borrowing rate, and based on other information available, at commencement date of a lease when determining the present value of future payments as most of our leases do not provide an implicit rate.

The Company includes financing lease right-of-use assets in other assets, short-term financing lease liabilities in accrued expenses, and long-term financing lease liabilities in other liabilities on the condensed consolidated balance sheet. Operating lease expense is recognized, on a straight-line basis over the term of the lease, as a component of operating income on the condensed consolidated statement of operations and comprehensive income. Finance leases amortize the right-of-use assets and amortize the interest on the lease liability over the term of the lease.

Amounts reported in the condensed consolidated balance sheet were as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Asset:
Operating lease right-of-use asset	$94,831	$5,988
Finance lease right-of-use asset	1,309	-
Total leased assets	$96,140	$5,988

Liabilities:
Current:
Operating lease liability	13,385	2,536
Finance lease liability	624	-
Long-term:
Operating lease liability	99,927	3,475
Finance lease liability	669	-
Total lease liabilities	$114,605	$6,011

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Lease expense:
Operating lease expense	$2,357	$788	$4,287	$2,588

Finance lease expense:
Depreciation of right-of-use asset	85	-	85	-
Interest expense on lease liabilities	6	-	6	-
Total lease expense	$2,448	$788	$4,378	$2,588

Future minimum lease payments under non-cancellable leases as of September 30, 2023 are as follows:

(In thousands)	Finance Leases	Operating Leases
Remaining 2023	$179	$4,853
2024	620	18,036
2025	305	14,754
2026	272	13,354
2027	-	12,306
Thereafter	-	85,237
Total minimum lease payments	$1,376	$148,540
Less: amount representing interest	(83)	(35,228)
Present value of obligations under leases	1,293	113,312
Less: current portion	(624)	(13,385)
Long-term lease obligations	$669	$99,927

The table below summarizes the Company’s supplemental cash flow information and assumptions used:

	September 30,	September 30,
(In thousands, except weighted average lease term and discount rate)	2023	2022
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$3,567	$1,576
Operating cash flows for finance leases	6	-
Financing cash flows for finance leases	55	-
Total cash paid for amounts included in the measurement of lease liabilities	$3,628	$1,576

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,146	$1,915
Financing leases	$-	$-
Weighted-average remaining lease term
Operating leases	9.9	2.4
Financing leases	2.8	-
Weighted-average discount rate
Operating leases	5.2%	3.5%
Financing leases	4.3%	-

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. Trial is scheduled to begin on December 4, 2023. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability related to this litigation as of September 30, 2023.

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

The following table represents total net sales and property and equipment, net by geographic area, based on the location of the customer:

	Net Sales				Property and Equipment, Net
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2023	2022	2023	2022	2023	2022
United States	$309,315	$217,024	$788,924	$638,707	$544,108	$237,680
International	74,324	37,124	163,018	109,638	62,803	6,049
Total	$383,639	$254,148	$951,942	$748,345	$606,911	$243,729

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

NuVasive Merger

On September 1, 2023, pursuant to that certain merger agreement (the “Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc. (“Merger Sub”), Merger Sub, a wholly owned subsidiary of the Company, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “Merger”). Under the Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time (other than certain excluded shares as described in the Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus Medical, $0.001 par value per share, and the right to receive cash in lieu of fractional shares.

Product & Service Categories

While we group our revenue into three categories, Musculoskeletal Solutions, Enabling Technologies, and Neuromonitoring Services, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to safely and effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

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

Neuromonitoring Services

Our Neuromonitoring Services consists of products which use proprietary software-driven nerve detection and avoidance technology and include IONM services and disposables, biologics, and our capital equipment, all of which are used to aid spine surgery. We make available surgical instrument sets and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell surgical instrument sets and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business.

Geographic Information

To date, the primary market for our products and services has been within the United States, where we sell our products and services through a combination of direct sales representatives employed by us and distributor sales representatives employed by exclusive independent distributors, who distribute our products for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives in the future.

During the nine months ended September 30, 2023, international net sales accounted for approximately 17.1% of our total net sales. We have sold our products and services in approximately 62 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

Seasonality

Our business is generally not seasonal in nature. However, sales of our Musculoskeletal Solutions products and Neuromonitoring Services may be influenced by summer vacation and winter holiday periods during which we have experienced fewer surgeries taking place, as well as more surgeries taking place later in the year when patients have met the deductibles under insurance plans. Sales of our Enabling Technologies products may be influenced by longer capital purchase cycles and the timing of budget approvals for major capital purchases.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Except for updates to accounting policies and estimates as a result of the Merger described in Note 2 to the accompanying condensed consolidated financial statements, there have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year-ended December 31, 2022.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
United States	$309,315	$217,024	$92,291	42.5%
International	74,324	37,124	37,200	100.2%
Total net sales	$383,639	$254,148	$129,491	51.0%

In the United States, the increase in net sales of $92.3 million for the three month period ended September 30, 2023 was due primarily to the addition of NuVasive, as well as increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $37.2 million for the three month period ended September 30, 2023 due to the addition of NuVasive and increased spine product sales resulting from penetration in existing territories.

Cost of Sales

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Cost of sales	$135,390	$65,497	$69,893	106.7%
Percentage of net sales	35.3%	25.8%

The $69.9 million increase in cost of sales is due to the addition of NuVasive, amortization of inventory fair value step-up, and increased volume.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Research and development	$29,329	$18,701	$10,628	56.8%
Percentage of net sales	7.6%	7.4%

The $10.6 million increase in research and development expenses was due primarily to the addition of NuVasive and an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Selling, general and administrative	$156,206	$106,576	$49,630	46.6%
Percentage of net sales	40.7%	41.9%

The $49.6 million increase in selling, general and administrative expenses was due to the addition of NuVasive, and an increase in personnel related expenses resulting primarily from higher product sales, and an increase in bad debt and meeting expenses.

Provision for Litigation, net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Provision for litigation, net	$2,924	$—	$2,924	0.0%
Percentage of net sales	0.8%	0.0%

The provision for litigation, net for the three month period ended September 30, 2023 includes a legal settlement.

Amortization of Intangibles

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Amortization of intangibles	$13,761	$4,324	$9,437	218.2%
Percentage of net sales	3.6%	1.7%

Amortization of intangibles increased for the three month period ended September 30, 2023 compared to the three month period ended September 30, 2022, due to the impact of the acquired intangibles from NuVasive.

Acquisition Related Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Acquisition related costs	$45,625	$(652)	$46,277	-7097.7%
Percentage of net sales	11.9%	-0.3%

The increase in acquisition related costs is due to costs incurred relating to the closing of the Merger, including investment banking, employee benefit and legal costs. It also includes an unfavorable change in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

Other Income/(expense), Net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income/(expense), net	$2,131	$1,763	$368	20.9%
Percentage of net sales	0.6%	0.7%

The increase in other income, net is due primarily to foreign currency losses, offset by higher interest income from higher yields on marketable securities in the current period.

Income Tax Provision

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax provision	$1,537	$14,034	$(12,497)	-89.1%
Effective income tax rate	60.7%	22.8%

The increase in the effective income tax rate is primarily due to the unfavorable impact of non-deductible Merger expenses on a lower amount of income/(loss) before income taxes in the period ended September 30, 2023.

A discussion of our Results of Operations for the three months ended September 30, 2022 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30 2021.” on our Form 10-Q filed on November 8, 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
United States	$788,924	$638,707	$150,217	23.5%
International	163,018	109,638	53,380	48.7%
Total net sales	$951,942	$748,345	$203,597	27.2%

In the United States, the increase in net sales of $150.2 million was due primarily to the addition of NuVasive, as well as to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $53.4 million, which was due primarily to increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories.

Cost of Sales

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Cost of sales	$282,688	$193,134	$89,554	46.4%
Percentage of net sales	29.7%	25.8%

The $89.6 million increase in cost of sales is due to the addition of NuVasive, amortization of the inventory fair value step-up, volume, product mix, and higher depreciation. These increases were partially offset by lower write-downs of excess and obsolete inventory and lower production variances.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Research and development	$71,758	$53,508	$18,250	34.1%
Percentage of net sales	7.5%	7.2%

The $18.3 million increase in research and development expenses was due primarily to the addition of NuVasive and an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Selling, general and administrative	$398,691	$314,042	$84,649	27.0%
Percentage of net sales	41.9%	42.0%

The increase of $84.6 million in selling, general and administrative expenses was due to an increase in personnel related expenses resulting primarily from the addition of NuVasive, higher product sales, and an increase in travel and meeting and bad debt expenses.

Provision for Litigation, net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Provision for litigation, net	$184	$2,341	$(2,157)	-92.1%
Percentage of net sales	0.0%	0.3%

The provision for litigation, net for the nine month period ended September 30, 2023 includes a settlement payment, partially offset by a settlement receipt. For the period ended September 30, 2022, the provision includes an accrual for a legal settlement.

Amortization of Intangibles

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Amortization of intangibles	$22,909	$13,229	$9,680	73.2%
Percentage of net sales	2.4%	1.8%

Amortization of intangibles increased for the three month period ended September 30, 2023 compared to the nine month period ended September 30, 2022, due to the impact of the acquired intangibles from NuVasive.

Acquisition Related Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Acquisition related costs	$52,693	$(1,832)	$54,525	-2976.3%
Percentage of net sales	5.5%	-0.2%

The increase in acquisition related costs is due to costs incurred relating to the closing of the Merger, including investment banking, employee benefit, legal, and regulatory costs. It also includes an unfavorable change in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

Other Income/(expense), Net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income, net	$17,379	$6,980	$10,399	149.0%
Percentage of net sales	1.8%	0.9%

The increase in other income, net is due primarily to higher interest income from higher yields on marketable securities from external market factors, partially offset by higher foreign currency losses.

Income Tax Provision

.
	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax provision	$32,560	$40,799	$(8,239)	-20.2%
Effective income tax rate	23.2%	22.6%

The increase in the effective income tax rate is primarily due to the unfavorable impact of non-deductible Merger expenses in the period ended September 30, 2023.

A discussion of our Results of Operations for the nine months ended September 30, 2022 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.” on our Form 10-Q filed on November 8, 2022.

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

In September 2023, we entered into the September 2023 Credit Agreement, with U.S. Bank National Association, and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and other lenders referred to therein, that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least .25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		2023-2022
	September 30,		Change
(In thousands)	2023	2022	$
Net cash provided by/(used in) operating activities	$138,825	$114,493	$24,332
Net cash provided by/(used in) investing activities	(17,647)	(49,878)	32,231
Net cash provided by/(used in) financing activities	5,449	(123,553)	129,002
Effect of foreign exchange rate changes on cash	2,527	92	2,435
Increase (decrease) in cash and cash equivalents	$129,154	$(58,846)	$188,000

Cash Provided by Operating Activities

The higher cash provided by operating activities for the nine month period ended September 30, 2023 was primarily favorable changes in accrued expenses, income tax payable, and accounts receivable and higher non-cash expenses. These changes were partially offset by lower cash flow from net income, unfavorable changes in deferred taxes, accounts payable and outflows for inventories.

Cash Used in Investing Activities

The higher cash provided by investing activities for the nine month period ended September 30, 2023 was primarily from net inflows of purchases, maturities and sales of marketable securities and lower purchases of property and equipment, partially offset by the NuVasive merger and net cash acquired.

Cash Used in Financing Activities

The net cash provided by financing activities for the nine month period ended September 30, 2023 was primarily the result of no repurchases of common stock in the nine months ended September 30, 2023 as compared to the nine month period ended September 30, 2022, partially offset by lower proceeds from exercise of stock options.

A discussion of our Cash Flows for the three and nine months ended September 30, 2022 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on November 8, 2022.

Contractual Obligations and Commitments

In connection with the NuVasive merger, the Company acquired additional obligations and commitments, including, but not limited to i) the 2025 Notes, with a principal balance of $450.0 million, ii) contingent consideration arrangements associated with certain historical NuVasive acquisitions, and iii) operating lease and finance lease obligations. Refer to the Notes to the condensed consolidated financial statements for further description of our 2025 Notes (Note 11), contingent consideration arrangements (Notes 6 and 12), and lease obligations (Note 15).

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

Recently Adopted and Recently Issued Accounting Pronouncements

For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 2. Summary of Significant Accounting Policies; (q) Recently Adopted Accounting Pronouncements” above.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with the integration of, and our ability to integrate the NuVasive business successfully and to achieve anticipated synergies, health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth in this Quarterly Report on Form 10-Q and throughout our Annual Report on Form 10-K for the year ended December 31, 2022, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”, and those discussed in other documents we file with the U.S. Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management has performed its assessment according to the guidelines established by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded NuVasive from its assessment of internal controls over financial reporting, as it was not possible to conduct an assessment of NuVasive’s internal control over financial reporting in the period between the merger date and the date of management’s assessment. NuVasive accounted for approximately 26% of total assets as of September 30, 2023 and 11% of revenues for the nine month period ended September 30, 2023. Based on the assessment, management has concluded that our system of internal controls over financial reporting, as of September 30, 2023, is effective.

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

Risks Relating to the Integration of NuVasive

Integrating the NuVasive business into Globus may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the Merger, which may adversely affect the Company’s business results and negatively affect the value of the Company’s common stock.

The success of the Merger will depend on, among other things, our ability to realize the anticipated benefits, synergies and efficiencies from combining the businesses of Globus and NuVasive. This success will depend on, among other factors, our ability to successfully integrate its business with the business of NuVasive. If we are not able to successfully integrate NuVasive’s business into the Company within the anticipated time frame, or at all, the anticipated synergies, efficiencies and other benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the common stock of the Company.

There can be no assurances that the NuVasive business can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of surgeon customers, the disruption of the Company’s business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•combining the businesses of Globus and NuVasive, including respective operations and corporate functions, and meeting the capital requirements of the Company in a manner that permits the Company to achieve any revenue synergies or efficiencies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

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

•maintaining existing agreements with each company’s business partners, surgeons, suppliers and vendors, avoiding delays in entering into new agreements with prospective business partners, surgeons, suppliers and vendors, and leveraging relationships with such third parties for the benefit of the Company;

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

In addition, at times the attention of certain members of the Company’s management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the Company.

The Company may be unable to realize the anticipated synergies and expects to incur substantial expenses related to the integration, which could adversely affect the Company’s business, financial condition and results of operations.

The Company’s ability to achieve estimated synergies in the timeframe anticipated, or at all, is subject to various assumptions, which may or may not prove to be accurate. As a consequence, the Company may not be able to realize all of these synergies within the timeframe expected or at all. In addition, the Company may incur additional or unexpected costs in order to realize these benefits. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Merger.

Certain contractual counterparties may seek to modify contractual relationships with the Company, which could have an adverse effect on the Company’s business and operations.

As a result of the Merger, the Company may experience impacts on relationships with contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors, distributors or other third party service providers) that may harm the Company’s business and results of operations. Certain counterparties may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that Globus’s or NuVasive’s contractual counterparties will remain with or continue to have a relationship with the Company or do so on the same or similar contractual terms following the Merger. If any contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors, distributors or other third-party service providers) seek to terminate or modify contractual obligations or discontinue the relationship with the Company, then the Company’s business and results of operations may be harmed.

The Company may be exposed to increased litigation, which could have an adverse effect on the

Company’s business and operations.

The Company may be exposed to increased litigation from stockholders, customers, partners, suppliers, contractors and other third parties due to the merger of Globus’s and NuVasive’s businesses following the Merger. Such litigation may have an adverse impact on the Company’s business and results of operations or may cause disruptions to the Company’s operations.

Risks Relating to our Business and Industry

Our IONM business exposes us to risks inherent with the sale of services.

Our IONM services and support business exposes us to different risks than our other products and technologies. Through our NCS subsidiary, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Our neurophysiologists are present in the operating room during procedures and work with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the Internet. Providing this service subjects us to malpractice exposure. In addition, given the reliance on technology, any disruption to our IONM equipment or the Internet could harm our service operations and our reputation among our customers. Further, any disruption to our information technology systems could adversely impact the performance of our neurophysiologists and oversight physicians.

In addition, IONM services are directly billed to Medicare and commercial payers, which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and collections risk associated with third-party payers. Due to the breadth of many healthcare laws and regulations, our IONM business could also be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business, including under the Anti-Kickback Statute, the federal false claims laws and state law equivalents. Further, in December 2020, in connection with the Consolidated Appropriations Act of 2021, the No Surprises Act was signed into law in the U.S., which introduced national limitations on physician billing for certain services furnished by providers who are not in-network with the patient’s self-insured health plan, individual or group health plan. This federal law became effective on January 1, 2022, and several states where we conduct business have also enacted similar laws that would apply to patients having state-regulated insurance. These measures could limit the amount we can charge and recover for the IONM services we furnish where we have not contracted with the patient’s insurer, which could negatively impact the profitability of our IONM services business. If our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 7, 2023, Kelly G. Huller, Senior Vice President and General Counsel of the Company, adopted a trading arrangement for the sale of securities of the Company’s Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Huller’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of March 5, 2024 or the sale of all shares subject to the plan, provides for the sale of up to 7,500 shares of Class A common stock pursuant to the terms of the plan.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
4.4	Form of 0.375% Convertible Senior Note due 2025 (incorporated by reference to NuVasive, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020)
10.1	Indenture, dated as of March 2, 2020, between NuVasive and the Trustee (incorporated by reference to Exhibit 4.1 to NuVasive, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).
10.2

First Supplemental Indenture, dated as of September 1, 2023, among Globus, NuVasive and the Trustee (incorporated herein by reference to Exhibit 4.2 to Globus Medical, Inc.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.3

Credit Agreement, dated as of September 27, 2023, by and among the Company, U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, and Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders referred to therein (incorporated herein by reference to Exhibit 10.1 to Globus Medical, Inc.'s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.4

Guaranty, dated as of September 27, 2023, by and among U.S. Bank National Association, as administrative agent, and NuVasive, Inc., NuVasive Clinical Services Monitoring, Inc. and Branch Medical Group, as guarantors (incorporated herein by reference to Exhibit 10.2 to Globus Medical, Inc.'s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.5	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to NuVasive Inc.'s Definitive Proxy Statement filed with the Commission on March 27, 2014).
10.6	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to NuVasive Inc.'s Registration Statement on Form S-8 filed with the Commission on February 11, 2016).
10.7

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on August 29, 2017).

10.8

Confirmation for base call option transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.9

Confirmation for base call option transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.10

Confirmation for base call option transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.11

Confirmation for base call option transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.12

Confirmation for base call option transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.13

Confirmation for base warrant transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.14

Confirmation for base warrant transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.15

Confirmation for base warrant transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.16

Confirmation for base warrant transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.17

Confirmation for base warrant transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.18*	Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company.
10.19*	Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company.
10.20*	Warrant Amendment Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company.
10.21*	Warrant Guarantee Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company.
10.22*	Bond Hedge Amendment Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company.
10.23*	Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company.
10.24*	Warrant Amendment Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company.
10.25*	Warrant Guarantee Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company.
10.26*	Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company.
10.27*	Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company.
10.28*	Warrant Amendment Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company.
10.29*	Warrant Guarantee Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company.
10.30*	Bond Hedge Amendment Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company.
10.31*	Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company.
10.32*	Warrant Amendment Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company.
10.33*	Warrant Guarantee Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company.
10.34*	Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company.
10.35*	Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company.
10.36*	Warrant Amendment Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company.
10.37*	Warrant Guarantee Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

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

GLOBUS MEDICAL, INC.

Dated:	November 7, 2023	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	November 7, 2023	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)