Form 10-K
period 2023-12-31
GLOBUS MEDICAL INC
filed 2024-02-21
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2023, as reported on the New York Stock Exchange, was approximately $4.6 billion.

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of February 16, 2024 was 135,372,391 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2023, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with the integration of, and our ability to successfully integrate the NuVasive business and Globus Medical, Inc. and to achieve anticipated synergies from the integration, health epidemics, pandemics and similar outbreaks, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 1. Business

Overview

Globus Medical, Inc. (together, as applicable, with its consolidated subsidiaries, “Globus,” the “Company,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals, ambulatory surgery centers and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives.

Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With over 10 product launches in 2023 and operations across 64 countries worldwide, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions. Although we manage our business globally within one reportable segment, we separate our products and services into two major categories: Musculoskeletal Solutions and Enabling Technologies.

NuVasive Merger

On September 1, 2023, pursuant to that certain merger agreement (the “Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc. (“Merger Sub”), Merger Sub, a wholly owned subsidiary of the Company, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “Merger”). Under the Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus, $0.001 par value per share, and the right to receive cash in lieu of fractional shares.

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

During the year ended December 31, 2023, international sales accounted for approximately 18.4% of our total sales. Internationally, we sell our products through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces as well as through the commercialization of additional products.

Strategy

Our goal is to become the market leader in providing innovative solutions to promote healing in patients with musculoskeletal disorders. To achieve this goal, we employ the following business strategies:

•Leverage our integrated product development engine. We plan to continue developing new products, using the capabilities of our product development engine. We believe our team-oriented and highly integrated development approach, active surgeon input, and demonstrated performance position us to maintain a rapid rate of new product launches. We launched 10 new products in 2023, in addition to assuming NuVasive’s portfolio of products, which include the X360 portfolio, the C360 portfolio featuring the Simplify Cervical Disc, and the P360 portfolio. We have a range of new products in various stages of development and expect to continue to regularly launch new products.

•Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets, and to enter new markets, by increasing the size and geographic scope of our exclusive U.S. sales force for Musculoskeletal Solutions. Through the Merger with NuVasive, we have significantly grown our global sales force. We expect to continue to increase the number of our direct and distributor sales representatives in the U.S., to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity.

•Continue to expand into international markets. As of December 31, 2023, we had an existing direct or distributor sales presence in 64 countries outside the U.S. We expect to continue to increase our international presence through the commercialization of additional Musculoskeletal Solutions products in current markets and through the expansion of our international sales force in current and new markets.

•Pursue strategic acquisitions.

In 2017, we acquired KB Medical SA, developer of a computer-assisted robotic guidance system, and in 2018 we acquired Nemaris Inc., a company that markets and develops Surgimap®, a leading surgical planning software platform, to further bolster our efforts to advance surgical procedures through Enabling Technologies. In 2019, we acquired substantially all of the assets of StelKast, Inc., a company that designs, manufactures and distributes orthopedic implants for knee and hip replacement surgeries. During the second quarter of 2020, the Company acquired Synoste Oy, a Finnish engineering company that specializes in the research and development of a limb lengthening system. During the fourth quarter of 2021, the Company acquired Capstone Surgical Technologies, LLC., a company that engages in the business of creating advanced drill and robotic surgery platforms. During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC, which engages in the business of selling systems that produce autologous biologics.

In 2023, we acquired NuVasive, a leader in spine technology innovation, with a mission to transform surgery, advance care, and change lives. NuVasive’s less-invasive, procedurally integrated surgical solutions are designed to deliver reproducible and clinically proven outcomes. The procedural portfolio includes surgical access instruments, spinal implants, fixation systems, biologics, software for surgical planning, navigation and imaging solutions, magnetically adjustable implant systems for spine and orthopedics, and intraoperative neuromonitoring (“IONM”) technology and service offerings. The Merger expanded our global commercial reach, increased operational capabilities and enhanced our comprehensive offerings of Musculoskeletal Solutions and Enabling Technologies.

We intend to selectively pursue acquisitions and alliances that complement our strategic plan and provide innovative technologies, personnel with significant relevant experience, or increased market penetration. We regularly evaluate possible acquisitions and strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

The Globus Solution

We believe that our focus on actively listening and responding to the needs of our customers with high quality solutions separates us from our industry peers. Since 2003 we have introduced many products, including 10 products in 2023, designed for the treatment of musculoskeletal disorders. Given our robust product portfolio of unique and differentiated products, as well as the numerous disruptive products in various stages of development, we believe we are well positioned for growth in the musculoskeletal markets we operate in.

We believe that our innovative Musculoskeletal Solutions products, combined with our ability to provide world-class service through a highly trained and exclusive sales force and corporate account management, create significant value for our customers.

Product & Service Categories

While we group our products and services into two categories, Musculoskeletal Solutions and Enabling Technologies, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to safely and effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

Musculoskeletal Solutions

Our Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, unique surgical instruments, and neuromonitoring services, used in an expansive range of spinal, orthopedic and neurosurgical procedures. Musculoskeletal disorders are a leading driver of healthcare costs worldwide. Disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative and congenital conditions, deformity, tumors and traumatic injuries. Treatment alternatives for musculoskeletal disorders range from non-operative conservative therapies to surgical interventions depending on the pathology. Conservative therapies include bed rest, medication, casting, bracing, and physical therapy. When conservative therapies are not indicated, or fail to provide adequate quality of life improvements, surgical interventions may be used. Surgical treatments for musculoskeletal disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of hardware but may include biologics.

Our broad spectrum of spine products addresses the vast majority of conditions affecting the spine including degenerative conditions, deformity, tumors, and trauma. With 20 years in this competitive market, we provide comprehensive solutions that facilitate both open and minimally invasive surgery (“MIS”) techniques. This includes traditional fusion implants such as pedicle screw and rod systems, plating systems, intervertebral spacers and corpectomy devices. We believe we pioneered innovative expandable solutions for interbody fusion, corpectomy and interspinous fixation that allow intraoperative customization of our devices to the patient’s anatomy, eliminating sequential trialing and potentially saving surgical time. We have also developed treatment options for motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous distraction devices; as well as interventional solutions to treat vertebral compression fractures. Our biologic solutions include regenerative biologic products such as allografts and synthetic alternatives that are adjunctive treatments typically used in combination with stabilizing implant hardware.

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

Our neuromonitoring services utilize proprietary software that employs hunting algorithms and graphical user interfaces to provide surgeons with an enhanced and intuitive nerve avoidance system. Through our IONM platforms, we give surgeons the option to connect their instruments to a computer system that provides discrete, real-time, surgeon-directed and surgeon-controlled feedback about the directionality and relative proximity of nerves during surgery. We believe our proprietary IONM platforms are a differentiator in the market and are unique in their ability to provide information about the directionality and proximity of nerves. Our systems analyze and then translate complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. Surgeons can connect certain instruments to our IONM systems, thus creating an interactive set of instruments that better enable the safe navigation through the body’s nerve anatomy during surgery. We provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development.

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

Our INR solutions include the ExcelsiusGPS® platform which is a robotic guidance and navigation system that supports minimally invasive and open procedures with screw and interbody spacer placement applications. The ExcelsiusGPS® platform has a modular design that we expect will serve as a foundation for future clinical applications using artificial intelligence and augmented reality. Also, in 2018, we acquired Nemaris Inc., the company that developed and marketed Surgimap®, a leading surgical planning software platform. Surgimap®’s intuitive, patient-specific surgical planning and cloud-based infrastructure includes predictive algorithms and visual guides that enable healthcare professionals to plan and simulate surgical treatment of complex deformities. The software also enables medical professionals to share medical imaging technology globally to improve procedural workflow and patient care. In 2022, we launched Excelsius3D™, which when combined with the ExcelsiusGPS® robotic navigation system, provides a superior intraoperative, image-guided robotic navigation solution that is designed to improve implant placement accuracy, lower radiation exposure, and shorten operative times. This highly maneuverable and intuitive imaging platform offers 3 imaging modalities, position memory, and a large field of view.

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

Sales and Marketing

We market and sell our products primarily through our exclusive global sales force. As of December 31, 2023, we had a direct or distributor sales presence in the U.S. and in 64 other countries. We have dedicated spinal implant, orthopedic trauma and Enabling Technologies sales teams in place. We sell our hip and knee products primarily through independent sales agents. We expect to continue to increase the number of our direct and distributor sales representatives in each of these areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.

Our implant sales representatives are present in the operating room during most surgeries in the U.S. and in many, but not all, of the other countries in which our products are sold. These representatives have the responsibility to confirm that all of the items needed in the surgery are available and are provided sterile or are capable of being sterilized at the hospital. An assortment of sizes and quantities of implants are made available to be able to satisfy varying surgical requirements and patient anatomy, along with numerous surgical instruments and cases needed to safely perform the surgery and implantation. As products are used in surgeries, replacement items are shipped to our sales representatives and hospitals to replenish their supply.

Surgeon Training and Education

We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our procedurally integrated solutions. Our surgeon education and training program integrates surgical training with professional development and enables us to introduce surgeons to our comprehensive portfolio and patented approaches to spine surgery. We offer educational and training courses globally through in-person formats and via virtual content, including virtual conferences and video and social channels, to demonstrate the benefits of our innovative products and procedures.

Competition

We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, and Smith and Nephew. Alphatec Holdings, Orthofix, Integra LifeSciences, ZimVie and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain regulatory clearance or approvals for competing products more rapidly than we can.

We compete in the marketplace to recruit and retain qualified scientific, management, and sales personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business.

Manufacturing and Supply

We have greatly expanded our dedicated in-house manufacturing capabilities. Our implant products are manufactured in our facilities in Eagleville, Pennsylvania, Limerick, Pennsylvania and West Carrollton, Ohio. Most of our regenerative biologic products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania. The ExcelsiusGPS® robotic guidance and navigation system and Excelsius3D™ imaging system are assembled in our facility in Methuen, Massachusetts.

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

We select our suppliers carefully and generally use a small number of suppliers for each of our key products for added reliability. Our internal quality assurance group evaluates the potential vendor through a formal vendor approval process before we enter into a relationship with the vendor. Suppliers that meet our internal quality assurance standards are added to our approved supplier list. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded. All of our suppliers that provide us with implants are ISO-13485 certified, meaning they meet the International Organization for Standardization (“ISO”) requirements for the manufacture of medical devices. Our outsourcing strategy is targeted at companies that meet U.S. Food and Drug Administration (“FDA”), ISO, and quality standards supported by internal policies and procedures.

We currently rely on several tissue banks as suppliers of allograft tissue implants, including for our Osteocel Plus and Osteocel Pro product lines. Like our relationships with our device manufacturing suppliers, we subject our tissue processing suppliers to the same quality criteria in terms of selection, qualification, and verification of processed tissue quality upon receipt of goods, as well as hold them accountable for compliance with FDA regulations, state requirements, and voluntary industry standards (such as those put forward by the American Association of Tissue Banks). We also work with a limited number of suppliers for certain components of our Enabling Technologies and IONM platforms and continue to develop redundancies for critical components within those supply chains.

Our quality assurance group conducts periodic audits to ensure continued compliance with our standards. Under our existing contracts with third-party manufacturers, we reserve the right to inspect and assure conformance of each product and product component to our specifications. With every shipment of inventory that we receive, our suppliers provide a certificate of compliance with our quality control standards. Our receiving group also performs inspections, packaging and labeling at one of our facilities.

We, and our third-party manufacturers, are subject to the quality system regulations of the FDA, state regulations (such as the regulations promulgated by the California Department of Health Services), and regulations promulgated by foreign regulatory bodies (such as in the European Union). For tissue products, we are FDA registered and licensed in the States of California, Delaware, Florida, Illinois, Maryland, New York, and Oregon. For our device implants and instruments, we are FDA-registered, California-licensed, Conformité Européenne (“CE”)-marked and ISO-certified. CE, an acronym for “Conformité Européenne” or European Conformity, is the registration marking designating that a device can be commercially distributed throughout the European Union (“EU”). Our facilities and the facilities of our third-party manufacturers are subject to periodic announced and unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA, state, and/or international regulatory agencies for, among other things, conformance to Quality System Regulations and Current Good Manufacturing Practice requirements as well as separate foreign or international standards.

We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. We believe our supplier relationships and facilities will support our capacity needs for the foreseeable future. A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the U.S. We stock inventory in our warehouse facilities and retain title to consigned inventory which is maintained with our field representatives and hospitals in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times, and quantities required to maintain service levels.

Surgical Instrument, Implant Sets and Equipment Sales

For many of our customers, we provide surgical instrumentation sets, including both implants and instruments, as well as our IONM systems in a manner tailored to fulfill our customer’s obligations to meet surgery schedules. We do not generally receive separate economic value specific to the surgical instrument sets from the surgeons or hospitals that utilize them. In many cases, once the surgery is finished, the surgical instrument sets are returned to us, and we prepare them for shipment to meet future surgeries.

We complement this implant and instrument shipment model with field-based instrument assets. This hybrid strategy is designed to improve customer service, minimize backlogs, increase asset turns, optimize freight costs, and maximize cash flow. Our pool of surgical equipment we make available to hospitals continues to increase as we increase our product offering, expand our distribution channels and increase the market penetration of our products. These surgical instrumentation and implant sets are important to the growth of our business, and we anticipate additional investments in such assets going forward.

In certain cases, we will sell either surgical instruments, implant sets or both to our customers. While this does not constitute a material component of our business, as customer penetration and volume increases, these sales of sets allow our customers to increase the amount of surgical volume performed locally. Additionally, we offer flexibility to customers for our capital equipment by offering capital sales and leasing arrangements. We do not have a long history of selling, leasing or servicing capital equipment, but we have invested and intend to continue to invest in building resources and expertise in this area. Selling and leasing of capital equipment do not make up a material portion of our total net sales.

Intellectual Property

We protect our proprietary rights through a variety of methods. In particular, we rely on patent, trademark, copyright, trade secret and other intellectual property laws and also utilize nondisclosure agreements and other measures to protect our rights.

We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived using our property or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

As of December 31, 2023, we owned 2,583 issued U.S. patents (2,547 utility patents; 36 design patents) and had applications pending for 867 U.S. patents (866 utility patents; 1 design patents), and we owned 1,744 issued foreign patents and had applications pending for 502 foreign patents. Our issued patents expired or will expire between March 2015 and November 2043.

Our trademark portfolio contains 732 registered trademarks and 196 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.

Third-Party Coverage and Reimbursement

We expect that sales volumes and prices of our Musculoskeletal Solutions products including spinal implant, orthopedic trauma, hip and knee arthroplasty, regenerative biologics, advanced technology products and IONM services may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as state and federal programs including Medicare, Medicaid and workers’ compensation as well as private insurance plans including Blue Cross Blue Shield plans and commercial insurers. Reimbursement is dynamic and is contingent on coding for given services or procedures, coverage by third-party payors, and adequate payment for the services or procedures.

Physicians, hospital outpatient departments, and ambulatory surgery centers use Current Procedural Terminology (“CPT®”) codes to bill for services and procedures which are established by the American Medical Association (“AMA”). Specialty societies such as the North American Spine Society (“NASS”), the American Association of Neurological Surgeons, and the American Academy of Orthopedic Surgeons provide advice to the AMA CPT® Editorial Panel for developing codes. The availability of existing codes to bill for services and procedures may impact the adoption of technology. The CPT codes, depending on the situation and payor rules, are sometimes billed with billing modifiers that can affect coverage and reimbursement.

The Centers for Medicare and Medicaid Services (“CMS”) and the National Center for Health Statistics are jointly responsible for overseeing changes and modifications to International Classification of Diseases, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”) procedure codes used by all providers including physicians and facilities for reporting patient diagnosis(es) (“ICD-10-CM codes”) and hospitals for reporting inpatient procedures (“ICD-10-PCS codes”). The granularity and specificity of the ICD-10-CM/PCS coding system may impact reimbursement in the future, particularly hospital inpatient reimbursement. Physician and hospital coding is subject to change, which could impact coverage and reimbursement and thus potentially impact physician practice behavior.

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

Medicare may establish National Coverage Determinations or Medicare Administrative Contractors may establish Local Coverage Determinations that provide coverage information and determine whether services are reasonable and necessary. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and local coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. We will continue to provide the appropriate and compliant resources to patients, physicians, hospitals, and insurers in order to promote the best patient care, provide clarity regarding coverage and reimbursement policies, and work to reverse any non-coverage policies.

However, certain third party payors, large and small, may have policies significantly limiting coverage of, products or services that we offer. We will continue to provide resources to patients, surgeons, hospitals, and insurers in order to ensure optimum patient care and clarity regarding reimbursement and work to remove any and all non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. We cannot offer definitive timeframes or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party payors. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.

Payment amounts are established by government and private payor programs and are subject to fluctuations, which could impact physician practice behavior. Third-party payors are increasingly challenging the prices charged for a wide range of medical products and services.

For federal/state programs, such as Medicaid, coverage and reimbursement differ from state to state. Some state Medicaid programs may not reimburse an adequate amount for the procedures performed with our products, if any payment is made at all. In addition, state-level workers’ compensation coverage and reimbursement vary from state to state. Payment by Medicare and other third-party payors may not be adequate to cover the cost of medical devices used in musculoskeletal procedures. Additionally, more musculoskeletal procedures are being performed in the hospital outpatient and ambulatory surgery center settings, in part due to innovation. Reimbursement levels in the hospital outpatient and ambulatory surgery center settings are typically lower than for the hospital inpatient setting and may not be adequate to cover the cost of innovative and novel medical devices.

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

In the U.S., as a result of healthcare reform, third-party payors are increasingly required to demonstrate they can improve quality and reduce costs; we accordingly see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence required for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out–of-pocket costs for medical coverage, which may lead patients to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the U.S. over the next decade.

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

Government Regulation

Our business is subject to extensive federal, state, local and foreign laws and regulations. These laws and regulations and their interpretations are subject to change. Our products are medical devices and human tissue products subject to extensive regulation by the FDA and other regulatory bodies both inside and outside of the U.S. Each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, storage, labeling, marketing, sales and distribution of our products.

Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties, including Relators (whistleblowers) who can file complaints on behalf of the government and on their own behalf under the federal False Claims Act (“FCA”), could interpret these laws and our efforts to comply with them differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.

U.S. Food and Drug Administration Regulation

Our products meet the FDA’s definition of medical devices (per Section 201(h)(1) of the Food, Drug, and Cosmetic Act) and human tissue products (under 21 CFR Parts 1270 and 1271 or Public Health Service Act Section 361), each subject to varying regulation(s) by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•product design and development;

•product testing, manufacturing and safety;

•post-market surveillance and reporting;

•product-labeling;

•complaint-handling;

•post-market approval studies;

•controls for electronic and other radiation emitting products; and

•product advertising, marketing and promotion.

FDA Premarket Clearance and Approval Requirements for Medical Devices

Unless an exemption applies (as is usually the case with instruments not intended for implantation), each medical device we wish to introduce within interstate commerce in the U.S. requires pre-authorization by the FDA either via 510(k) clearance, premarket approval (“PMA”), grant of a de novo classification request grant or, in less frequent occasions, via Humanitarian Device Exemption (“HDE”) approval. The FDA classifies medical devices into three classes and devices deemed to pose low or moderate risk are placed in either Class I or II. Unless determined as exempt from premarket notification, Class I and II devices generally require the manufacturer to submit to the FDA a premarket notification seeking permission for commercial distribution, and detailing substantial equivalence to another legally U.S. marketed medical device. This process is known as 510(k) review and if successfully resolved results in issuance of a 510(k) clearance by the FDA. The FDA has identified low risk devices which are exempt from this pre-authorization requirement but are not exempt from Design Controls (compliance to which must be documented internally). Devices deemed by the FDA to pose the greatest risk to patients, such as life-sustaining, life-supporting or implantable devices, and devices deemed not substantially equivalent to a previously cleared 510(k) devices are designated as Class III, which typically requires approval of a PMA application. For novel/unclassified devices not previously formally classified by the FDA with no legally marketed predicate which present low to moderate risk, a risk-based classification determination can be requested in accordance with the de novo classification request process, under which the FDA may determine that the product can be appropriately regulated as a Class I or II device and “granted” authorization for commercialization within the U.S. For novel/unclassified devices not previously formally classified by the FDA with no legally marketed predicate intended to treat or diagnose a disease or condition that affects fewer than 8,000 individuals per year in the U.S., the FDA requires adherence to the HDE program. This requires a Humanitarian Use Designation (“HUD”); if the FDA approves the HUD, manufacturers should then seek FDA approval on an Investigational Device Exemption (“IDE”) to collect the necessary human clinical data to support approval of the HDE application.

510(k) premarket notifications, de novo requests, and PMAs are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance, approval or grant, or subsequent to marketing. IDEs, PMAs and HDEs most often have post-approval obligations to the FDA and to participating clinical sites, including but not limited to: continued follow-up of enrolled / implanted investigational patients, periodic annual clinical reporting, site monitoring and oversight of on-going Institutional Review Board compliance.

Since the Institute of Medicine published their review of the predicated 510(k) review process in 2010, the FDA has continually worked to strengthen and modernize the 510(k) Program. The FDA continues to improve the program through policies which clarify the FDA’s expectations for the content of filings, establishment of alternative pathways to a Traditional 510(k) (known as the Safety and Performance Based pathway), and through the issuance of numerous draft guidance. This evolution has impacted the ability of medical device manufacturers to obtain or maintain 510(k) clearance for devices by both driving clarity and incentivizing the development of safer, more effective devices. Manufacturers must continue to demonstrate their product’s same / superior performance to existing devices more readily & extensively. Among other initiatives, the FDA promotes the use of a best-practice approach as it relates to predicate devices with a long-established history of safe and effective use as opposed to simply accepting reliance on older predicate devices for purposes of comparison in new device 510(k) clearance submissions. If a manufacturer cannot establish that a new or modified product is substantially equivalent to a predicate device, it may be required to seek premarket approval through the PMA or de novo process (the latter only for new products). There are numerous increased burdens associated with the PMA process, which typically requires conduct and submission of human clinical trials with high costs and uncertain outcomes.

FDA Postmarket Requirements

Pursuant to FDA regulations, we can only market our medical devices for cleared, approved, or granted uses. Although surgeons are permitted to use medical devices for indications other than those cleared, approved or granted by the FDA based on their medical judgment, manufacturers are prohibited from marketing or promoting products for uses which differ from those deemed acceptable through respective 510(k) clearance, de novo grants, or PMA/HDE approvals. Use of our medical devices in a manner different or inconsistent than those detailed within our labeling is considered an “off-label” use.

After a medical device is placed in the U.S. market, numerous regulatory requirements continue to apply. These regulatory requirements could include, but are not limited to:

•device listing and establishment registration;

•adherence to the Quality System Regulation (per 21 CFR Part 820) (“QSR”) and the newly published Quality Management System Regulation (effective February 2, 2026) which requires stringent design, testing, control, documentation and other quality assurance procedures;

•labeling requirements and FDA prohibitions against the promotion of off-label uses or indications;

•adverse event reporting (Manufacturer and User Facility Device Experience);

•post-approval restrictions or conditions, which could include post-approval clinical trials or other required testing and periodic reporting;

•post-market surveillance requirements;

•the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market (see FDA Enforcement section below); and

•requirements relating to voluntary corrections or removals.

Failure to comply with applicable regulatory requirements can result in fines and other enforcement actions by the FDA, which could adversely impact our business.

Human Cell, Tissue and Cellular and Tissue-Based Products

We currently distribute a number of products processed from human tissue, some of which are manufactured by third-party suppliers. The FDA regulates human tissue products as Human Cells and Cellular and Tissue-Based Products (“HCT/Ps”). Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices or biologics under 21 CFR Parts 1270 and 1271. Section 361 HCT/Ps do not require premarket authorization (510(k) clearance, PMA approval, or other pre-market approvals) from the FDA before marketing. Tissue banks that handle HCT/Ps must register their establishments with the FDA, list their HCT/P products with the FDA, and comply with FDA donor eligibility and screening requirements, current Good Tissue Practice (“CGTP”), Cellular- and Tissue-Based Product Establishments, product labeling, and postmarket reporting requirements for HCT/Ps.

The FDA and other state and regional agencies periodically inspect tissue processors to determine compliance with these requirements. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the CGTP regulations that regulate those functions are dependent upon the actions of these independent entities.

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

FDA Enforcement

The FDA enforces these requirements (for both medical device and human tissue products) by inspection and routine market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•untitled letters or formal warning letters;

•fines, injunctions and civil penalties;

•recall or seizure of our products;

•operating restrictions, partial suspension or total shutdown of production;

•refusing our request for review of 510(k), de novo, or PMA of new products;

•withdrawal of 510(k) clearance(s), de novo grant(s), or PMA approval(s) that are already issued;

•refusal to grant export approval of our products; and

•criminal prosecution.

Failure to comply with applicable regulatory requirements can result in fines and other enforcement actions by the FDA, which could adversely impact our business.

We are subject to both announced and unannounced inspections (device and tissue) by the FDA’s Office of Regulatory Affairs, Office of Compliance, Center for Devices and Radiological Health, Center for Biologics Evaluation and Research, and American Association of Tissue Banks, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal tissue licensing regulations. These inspections may include our manufacturing, suppliers’ and sub-contractors’ facilities.

On October 31, 2018, we received a warning letter from the FDA resulting from an inspection of the facilities of our subsidiary Human Biologics of Texas, located in San Antonio, Texas, in April 2018. The letter described observed non-conformities to regulations for human cells, tissues, and cellular and tissue-based products relating to one allograft tissue product processed by Human Biologics of Texas and sold to end users. We took the matters identified in the warning letter seriously and worked diligently to address the FDA’s observations. We responded to the FDA’s warning letter on November 20, 2018, provided periodic updates to the FDA on our progress, and notified the FDA of actions completed to resolve the observations. As of December 31, 2023, this warning letter has been resolved.

State-Level Requirements

While the FDA regulates the inter-state distribution and commerce of medical devices and tissue products within the U.S. (as outlined above), there are a number of states with specific regional registration requirements. We are obligated to comply with state-level requirements and register ourselves as a medical device wholesaler and human tissue processor. States with such registration requirements include but are not limited to: Illinois, Connecticut, Oregon, Delaware, California, Louisiana, and Pennsylvania. These state-level agencies have varying requirements which may require annual obligations and can result in periodic inspection by respective Health Departments.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive country-specific device safety and quality regulations. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance, approval or grant, and the requirements may differ. The EU/European Economic Area (“EEA”) requires a CE mark in order to place medical devices “in market”. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA authorizations (clearance, approval or grant). Other countries, such as Brazil, Canada, Switzerland and Japan, require separate region-specific regulatory filings.

In the EEA, our devices are required to comply with the essential requirements of the EU Medical Device Directive (Council Directive 93/42/EEC) (“MDD”). Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which medical devices cannot be commercialized in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The method of assessing conformity varies depending on the classification of the product, but typically involves a combination of self-assessment by the manufacturer and a third-party assessment by an accredited “Notified Body”. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review of the manufacturer’s product.

The EU has also adopted the EU Medical Device Regulation (“MDR”), which replaced existing directives and imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. Following the expiration of the transitional provisions of the MDD relating to the CE mark (extended to December 2027), all medical device companies intending to manufacture and/or market products in the EEA after May 2024, including Globus Medical, NuVasive and NuVasive Specialized Orthopedics), will be required to comply with requirements of the MDR EU 2017/745, which increased technical documentation requirements, imparted more labeling obligations of higher risk devices, and altered the classification of some of our products. Most devices that are CE-marked under the MDD may continue to be marketed in the EU under certain conditions until December 2027 for Class III and IIb devices; 2028 for Class II and class I devices which require involvement of a Notified Body in the conformity assessment, at which time these products must comply with the new regulation. MDD compliant products intended to be placed on the market after May 2024 must meet certain conditions and be under contract with an MDR accredited Notified Body and in compliance with Transitional Provisions.

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

In addition to the presiding MDD (93/42/EEC; MDD) and MDR (2017/745; MDR) outlined above, we must also comply with EU / EEA laws, directives, regulations and recognized standards as applicable to the devices we produce. These requirements can include all facets of healthcare, including environmental compliance, product stewardship, technical considerations, material of manufacture, and labeling availability. Below is a non-exhaustive list of requirements to apply to devices within our portfolio and to which we must demonstrate some degree of compliance:

•Regulation (EC) No 1907/2006 of the European Parliament and of the Council of 18 December 2006 concerning the Registration, Evaluation, Authorization and Restriction of Chemicals;

•Directive 2011/65/EU of the European Parliament and of the Council of 8 June 2011 on the restriction of the use of certain hazardous substances in electrical and electronic equipment (recast);

•Directive 2012/19/EU of the European Parliament and of the Council of 4 July 2012 on waste electrical and electronic equipment;

•Commission Implementing Regulation (EU) 2021/2226 of 14 December 2021 laying down rules for the application of Regulation (EU) 2017/745 of the European Parliament and of the Council as regards electronic instructions for use of medical devices;

•Directive (EU) 2023/2413 of the European Parliament and of the Council of 18 October 2023 amending Directive (EU) 2018/2001, Regulation (EU) 2018/1999 and Directive 98/70/EC as regards the promotion of energy from renewable sources, and repealing Council Directive (EU) 2015/652;

•Directive 2014/30/EU of the European Parliament and the Council of 26 February 2014 on the harmonization of the laws of the Member States relating to electromagnetic compatibility;

•Directive 2006/66/EC of the European Parliament and of the Council of 6 September 2006 on batteries and accumulators and waste batteries and accumulators and repealing Directive 91/157/EEC; and

•Directive 94/62/EC of 20 December 1994 on packaging and packaging waste.

In addition to compliance with EU & EEA statutes, we must also comply with national laws of individual sovereign nations (i.e. Member States). These laws vary and can include additional registration efforts to be completed before CE -marked product can be distributed within respective Member States.

Following a national referendum and enactment of legislation by the government of the United Kingdom (“UK”), the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its future relationship with the EU. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework, including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the EU, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Further, pursuant to guidance issued by the UK Government, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark, UK Conformity Assessed (“UKCA”), has also been introduced and will replace the CE conformity mark in the UK. UK-approved Notified Bodies designated by the MHRA will conduct conformity assessments against applicable requirements of the UKCA mark. Obtaining the UKCA conformity mark is optional from January 2021 and will have rolling requirements for MDD/MDR certified devices through 2027. Although CE conformity marking and certificates issued by Notified Bodies will continue to be recognized in the UK through 2027, all medical devices were required to be registered with the MHRA as of January 1, 2021 in accordance with the provided grace period depending on the product risk classification. This grace period has been extended, and the UK Parliament intends to bring forward an additional statutory instrument to legislate for further measures in Spring 2024. Additionally, for manufacturers based outside of the UK, a single UK Responsible Person with a place of business in the UK must be established. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.

In 2014, the Japanese government revised the Pharmaceutical Affairs Law, now the Pharmaceutical and Medical Device Act (“PMD Act”), which made significant changes to the pre-approval regulatory systems. These changes have, in part, stipulated that, in addition to obtaining a manufacturing or import approval from the Ministry of Health, Labor and Welfare, certain low-risk medical devices can now be evaluated by third-party organizations. Based on the risk-based classification, manufacturers are provided three procedures for satisfying the PMD Act requirements prior to placing products on the market: Premarket Submission, Premarket Certification, and Premarket Approval. Devices marketed in Japan must comply with the PMD Act, MO169, 2021 and are assessed by both government entities and third-party organizations using all three procedures in place for manufacturers. The level of review and timeline for medical device approval depends on the risk-based classification and subsequent regulatory procedure that the medical device is aligned based on assessment against the current PMD Act. Manufacturers must also obtain a manufacturing or import license from the prefectural government prior to importing medical devices; manufacturers should also expect an inspection by the government agency. We also pursue authorizations required by the prefectural government as required.

Device and tissue pre-market approval, registration. and facility licensing requirements also exist in other markets where international facilities are established and where we may conduct business, including, but not limited to, Southeast Asia, Australia, and Latin America. Such requirements vary by country and Globus Medical & all its subsidiaries have established procedures to drive its compliance with these requirements.

Data protection laws, including the EU General Data Protection Regulation (“GDPR”), also apply to our international operations. The GDPR requires, among other things, obligations and restrictions on the ability to collect, analyze and transfer EU personal data and the prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. These data protection regulations create a range of compliance obligations and authorize substantial fines for non-compliance.

We are subject to announced and unannounced device inspections by Notified Bodies (an organization accredited by a Member State of the EEA to conduct conformity assessments), as well as other regulatory agencies overseeing the implementation and adherence of applicable regulations. These inspections may include our suppliers’ facilities.

Sales and Marketing Commercial Compliance

Federal anti-kickback laws and regulations prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for, to induce or to reward either the referral of an individual, or the purchase, order or recommendation of, any good or service paid for under federal healthcare programs such as the Medicare and Medicaid programs. The term “remuneration” has been interpreted broadly to include anything of value. State anti-kickback laws have similar prohibitions.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government; knowingly making, or causing to be made, a false statement to get a false claim paid; or knowingly avoiding, decreasing or concealing an obligation to pay money to the federal government. Violations of the federal Anti-Kickback Statute and off-label promotion have been pursued by the Department of Justice (“DOJ”) and the Department of Health and Human Services (“HHS”) as violations of the federal civil False Claims Act (“FCA”). Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. Lawsuits under the FCA often are initiated by Relators on behalf of the government. Relators are incentivized to pursue claims against manufacturers and providers by the potential to share in any monetary recoveries by the government in litigation or as part of a settlement, which can be significant. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA.

Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Legislation periodically is introduced in the United States Congress that would broaden the applicability of the FCA and implement other changes that would not be favorable to defendants in FCA cases. If enacted, such legislation could apply to any case filed under the FCA on or after the date of enactment. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and physician self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil and criminal sanctions.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

Also under HIPAA, a Covered Entity is required to adhere to certain requirements regarding the use, disclosure and security of protected health information (“PHI”). In the past, HIPAA has generally affected us indirectly, as Globus is generally neither a Covered Entity nor a Business Associate, as further defined under HIPAA, to Covered Entities, except that our provision of IONM services through various subsidiaries may create a Business Associate relationship; additionally, we treat our IONM service business and Puerto Rico subsidiary as a Covered Entity. Regardless of Covered Entity status under HIPAA, in those cases where patient data is received, Globus is committed to maintaining the security and privacy of PHI. The potential for enforcement action against us is now greater, as HHS can take action directly against Business Associates. Thus, while we believe we are and will continue to be in compliance with all required HIPAA standards, there is no guarantee that HHS will agree. Enforcement actions can be costly and interrupt regular operations of our business.

The Physician Payments Sunshine Act of 2009 (the "Sunshine Act”) was enacted into law in 2010 and requires public disclosure to the U.S. government of certain payments and other transfers of value to U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, nurse midwives, and teaching hospitals, including in-kind transfers of value such as educational items or meals. Ownership and investment interests by physicians and their immediate family members also must be reported. The Sunshine Act also provides penalties for non-compliance. The Sunshine Act requires that we file an annual report on March 31 of a calendar year for the transfers of value incurred for the prior calendar year. This law, along with various international and individual state reporting, compliance program, gift ban and marketing program requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions, such as the UK’s Bribery Act, generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and (in the case of the Bribery Act) private sector decision makers for the purpose of obtaining or retaining business. Because of the predominance of government-owned or-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. Global enforcement of anti-corruption laws has increased considerably in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant fines and penalties against companies and individuals. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and prohibit improper practices. The government may seek to hold us liable for FCPA violations committed by companies that we acquire. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs.

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

Human Capital

Workforce Overview

We believe our employees are our most valuable asset and are critical to our success as an organization. Our talent-related initiatives, including employee recruitment and development, compensation and benefit programs, are focused on building and retaining the world-class and talented staff that is needed to meet our goals.

As of December 31, 2023, we had over 5,000 employees worldwide, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. Our employees are not subject to a collective bargaining agreement except in a single market outside the U.S., and we consider our relationship with our employees to be good.

Compensation and Benefits

We offer competitive benefit packages, supporting our employees as they help create a leading, global musculoskeletal technology company. This includes encouraging a culture of health by providing benefits programs to best serve our employees and their family members. Our comprehensive benefits package may include competitive pay, annual incentive awards and bonus opportunities, health and wellness programs, healthcare and retirement benefits, and paid time off and sick leave.

Talent Development

We believe that success comes from investing in our people and ensuring our workforce is aligned with our mission and values. To achieve this goal, we devote time and resources to assist our employees in being familiar with our business, industry, and product offerings. We have developed a robust onboarding program for our newly hired associates that provides a comprehensive overview of our product portfolio and company history. We put an emphasis on training our employees and sales representatives to understand our business, including the underlying medical conditions that our products treat. In addition, we strive to support our teams in the areas of professional development, mentoring, engagement, and health and wellness, enabling them to do their best work as they grow their careers. Employees are encouraged to partner with their manager to create individual plans to guide their development path and to incorporate training offerings and resources to support their growth and drive their continued success. Additionally, we regularly conduct talent reviews and succession planning to identify and develop our current and future leaders. We are committed to identifying and developing talent to help those employees accelerate their growth and achieve their career goals.

Employee Engagement and Communication

Our success depends on our employees understanding our strategy as well as our annual goals and priorities. This is accomplished through a number of channels, including a global intranet and sales enablement platform, regional and functional meetings, and quarterly updates in global Town Halls with leadership. We value open and direct communication with our employees about their experiences. We use a variety of channels to obtain employee feedback, including employee surveys, open forums with leadership, and an employee resource group. Our annual employee engagement survey provides us with actionable data for the overall company and each department and also provides managers with upward feedback on how they are progressing against expectations. Each year, the input received through these mechanisms is used to help strengthen our culture and improve employee engagement.

Diversity and Inclusion

We recognize the value associated with fostering a work environment that is culturally diverse and inclusive and believe that diverse teams stimulate innovation, enhance our understanding of the needs of our customers, and ultimately deliver better results for our stakeholders. As of December 31, 2023, our Board of Directors consisted of eleven members, two of whom identified as female and two of whom identified as having a racial and ethnic background other than white. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued. Our HR and talent teams create professional development opportunities for employees of all genders, ethnicities and minority groups, backgrounds, experience levels, and locations. As we seek to create a more diverse and inclusive workforce, we monitor voluntarily disclosed diversity data to review hiring, promotion and attrition overall at the Company and at the department level. We also review performance data and promotion and compensation information to ensure fair and objective decision-making. We believe that building diverse teams and leveraging broad perspectives will empower our employees and strengthen our ability to meet the needs of our customers, patients, and communities we serve.

Health, Safety, and Wellness

We are committed to the protection of our employees, customers, communities and the environment. Our key areas of focus include corporate compliance with responsible hazardous waste management, recycling, emergency preparedness, as well as various initiatives to improve our health and safety programs with the goal of reducing and ultimately eliminating serious injuries. Our Environmental, Health & Safety personnel develop global safety practices and procedures, train employees, host annual safety campaigns, and monitor compliance with safety procedures.

Community

Our employees and sales representatives have a long history of providing support and care to our communities, donating time, resources and funds to local causes. Since 2009, we have leveraged our expertise in spine care to give back to local and global communities through Globus Cares and NuVasive Spine Foundation, both 501(c)(3) nonprofit organizations. These organizations support life-changing spine surgery for individuals around the world with limited access to high quality medical treatment by working with surgeons to advance the quality of spine care in disadvantaged communities. In addition, through our grants program, we support medical research and education, charitable and philanthropic endeavors. We believe in giving back, and we also believe it is important to operate our company in a socially responsible manner.

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

•Certain contractual counterparties may seek to modify contractual relationships with the Company, which could have an adverse effect on the Company’s business and operations.

•The Company may be exposed to increased litigation, which could have an adverse effect on the Company’s business and operations.

•Our IONM business exposes us to risks inherent with the sale of services.

Risks Related to our Legal and Regulatory Environment

•Our medical device products and operations are subject to extensive governmental regulation both in the U.S. and abroad.

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

•We are subject to risks arising from currency exchange rate fluctuations on our international transactions and translation of local currency results into U.S. dollars, which could adversely affect our profitability.

Risks Related to our Financial Results and Need for Financing

•We will need to generate significant sales to remain profitable

•We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our results of operations.

•Our quarterly and annual operating results may fluctuate significantly.

•We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

•The availability of funding under existing credit arrangements may be limited, and our cash and cash equivalents are subject to volatility.

•Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

•Our existing revolving credit facility contains restrictive covenants that may limit our operating flexibility.

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

Risks Relating to the Integration of NuVasive

•Integrating the NuVasive business into Globus may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the Merger, which may adversely affect the Company’s business results and negatively affect the value of the Company’s common stock.

•The Company expects to incur substantial expenses related to the integration of NuVasive and may be unable to realize the anticipated synergies, which could adversely affect the Company’s business, financial condition and results of operations.

•Certain contractual counterparties may seek to modify contractual relationships with the Company, which could have an adverse effect on the Company’s business and operations.

•The Company may be exposed to increased litigation, which could have an adverse effect on the Company’s business and operations.

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

Future action by CMS (which administers the Medicare program and provides oversight and funding to state Medicaid programs), other government agencies or private payors, may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payors may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third-party payors and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers.

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

Our industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, and Smith and Nephew. Alphatec Holdings, Orthofix, Integra LifeSciences, ZimVie and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our musculoskeletal surgery products, sales of our products could be negatively affected and our results of operations could suffer.

Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or non-competitive.

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

We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our Executive Chairman, David C. Paul, and our Chief Executive Officer, Daniel T. Scavilla. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Though members of our sales force generally enter into non-compete agreements that restrict their ability to compete with us, most of the members of our executive management team are not subject to such agreements. Accordingly, the adverse effect resulting from the loss of certain executives could be compounded by our inability to prevent them from competing with us.

The safety and efficacy of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe and effective than initially thought.

Many of our products we currently market in the U.S., have either received pre-market clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) or are exempt from pre-market review. The FDA's 510(k) clearance process, and similar regulatory processes in other countries, requires us to show that our proposed product is “substantially equivalent” to another

510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. Additionally, for most products launched to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside the U.S. market. Our SECURE®-C device was prospectively studied through a seven-year postoperative clinical study as part of the Postmarket Approval process. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of virtually all of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability.

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

We are increasingly dependent on sophisticated information technology systems to operate our business, including to process, transmit and store sensitive data, and many of our products and services include or use integrated software and information technology that may collect data regarding customers, patients, suppliers and third parties, or connects to our systems. Given the nature of our business, we also may maintain personally identifiable information (“PII”) or access to PHI. Specifically, we rely on our information technology systems to effectively manage sales and marketing, accounting and financial functions, inventory management, engineering and product development tasks, and our research and development data. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure.

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

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, PHI, financial information, intellectual property and other sensitive information related to our customers and workforce. The collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws, such as HIPAA, protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information. In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of PII, such as state laws that govern the use, disclosure and protection of sensitive personal information, such as social security numbers, or that are designed to protect credit card account data.

State consumer protection laws may also establish privacy and security standards for use and management of PII, including information related to customers, suppliers, and care providers.

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries we serve relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the EU, stringent data protection and privacy rules impact the use of patient data across the healthcare industry. The GDPR applies across the EU, with similar requirements applying to the UK and European Economic Area countries, and includes, among other things, a requirement for prompt notice of data breaches in certain circumstances and imposes significant fines for non-compliance. Data protection authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity for compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious violations. Within the U.S., a number of states have enacted more onerous privacy laws, such as the California Consumer Privacy Act (the “CCPA”), which also impose stricter privacy requirements and are enforced by state attorneys general and other state agencies. Any investigations or any other government actions related to the GDPR, CCPA, and other privacy laws may be costly to respond to, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices. Private litigation, including class actions, related to privacy and cybersecurity issues is also on the rise in the U.S. and other countries.

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

Our IONM services and support business exposes us to different risks than our other products and technologies. Through NuVasive Clinical Services, a Globus subsidiary, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Our neurophysiologists are present in the operating room during procedures and work with supervising physicians who remotely oversee and interpret neurophysiologic data gathered via broadband transmission over the Internet. Providing this service subjects us to malpractice exposure. In addition, given the reliance on technology, any disruption to our IONM equipment or the Internet could harm our service operations and our reputation among our customers. Further, any disruption to our information technology systems could adversely impact the performance of our neurophysiologists and oversight physicians.

In addition, IONM services are directly billed to Medicare and commercial payors, which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and collections risk associated with third-party payors. Due to the breadth of many healthcare laws and regulations, our IONM business could also be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business, including under the Anti-Kickback Statute, the federal false claims laws and state law equivalents. Further, in December 2020, in connection with the Consolidated Appropriations Act of 2021, the No Surprises Act was signed into law in the U.S., which introduced national limitations on physician billing for certain services furnished by providers who are not in-network with the patient’s self-insured health plan, individual or group health plan. This federal law became effective on January 1, 2022, and several states where we conduct business have also enacted similar laws that would apply to patients having state-regulated insurance. These measures could limit the amount we can charge and recover for the IONM services we furnish where we have not contracted with the patient’s insurer, which could negatively impact the profitability of our IONM services business. If our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to sanctions, including civil penalties and damages, criminal fines and imprisonment, exclusion from participation in federal and state healthcare programs, suspension and debarment from federal procurement and non-procurement programs, refusal of orders under existing government contracts, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusion or debarment, or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

Risks Related to our Legal and Regulatory Environment

Our medical device products and operations are subject to extensive governmental regulation both in the U.S. and abroad, and our failure to comply with applicable requirements could cause our business to suffer.

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

The processes by which 510(k) clearance, grant of a de novo classification request, or PMA approval is obtained can be expensive and lengthy and require the payment of significant fees. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may last longer. The FDA’s goal is to review de novo classification requests within 150 FDA review days, but presently, the current average review period is about eight months. The process of obtaining a PMA is much costlier and more uncertain than the 510(k) clearance process and generally takes one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances through the 510(k) process, de novo classification, or approvals through the PMA process to market a medical device in the U.S. or internationally can be costly and time-consuming, and we may not be able to obtain these clearances, grants of de novo classification, or approvals on a timely basis, if at all.

In the U.S., all of our currently commercialized medical device products, other than SECURE®-C have either received premarket clearance under Section 510(k) of the FDCA or are exempt from PMA review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline and potentially harm our ability to compete. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k), de novo, or PMA and may require us to cease distribution of the product and/or recall the product unless and until we obtain 510(k) or de novo clearance or PMA. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) or de novo clearances with respect to those products. The FDA may also reclassify devices currently on the market from Class II to Class III, which could result in additional regulatory burden requiring submission and approval of a PMA prior to marketing, or could result in the FDA rescinding a 510(k) for a previously cleared device.

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

In addition, even after we have obtained the proper regulatory approval to market a product, the FDA has the power to require us to conduct post marketing studies, such as a Section 522 Order. These studies can be very expensive and time-consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for the product that is subject to such a Section 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the U.S.

Similarly, we must comply with numerous international laws and regulations in order to market our products outside of the U.S.; see “Item 1. Business; Government Regulation; International” above for a summary of certain international laws and regulations to which we are subject. As is the case in the U.S., the applicable regulatory body may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Conducting clinical studies to obtain clinical data that might be required as part of the clinical evaluation process can be expensive and time-consuming. Additionally, the regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect the perceived safety and efficacy of our products and our reputation.

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

In the U.S., we are marketing our human tissue products as Section 361 HCT/Ps, which are not subject to FDA premarket clearance or approval requirements. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a biological license application approval or medical devices requiring 510(k) or de novo clearance or PMA approval, or New Drug Application approval. The FDA may then require that we cease marketing our human tissue products and/or recall the products unless and until we receive the appropriate clearance or approval from the FDA.

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

We and our third-party suppliers are required to comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the CGTP, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and tissue-based products, record-keeping and the establishment of a quality program.

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

Outside the U.S., our products and operations are also often required to comply with standards set by industrial standards bodies, such as the ISO. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. Any such action may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.

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

Any adverse event involving our products, whether in the U.S. or abroad, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

We may be subject to enforcement action if we engage in the off-label promotion of our products.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitutes promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil penalties and criminal fines. It is also possible that other federal, state or foreign enforcement authorities, such as DOJ or HHS, might take action if they consider our promotional or training materials to constitute promotion of an unapproved/off-label use, which could result in significant criminal and/or civil sanctions under other statutory authorities, such as laws prohibiting false claims for reimbursement (e.g., the FCA). In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA, or another regulatory agency or a Relator under the FCA could disagree and allege that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Claims under the FCA initiated either by a government regulatory or enforcement authority or by a Relator and product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

Governmental regulation and limited sources and suppliers could restrict our procurement and use of tissue.

In the U.S., the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the U.S., with the exception of removal and implantation, and receive payments for all such services. We make payments to tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner that prevents us from receiving payment for services we render or that prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially adversely affected. In addition, there is similar legislation in Europe and the UK which we must abide by, including Directive 2004/23/EC in relation to human tissues and cells requiring that donation be unpaid (except for expenses and inconvenience) and voluntary.

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

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our regenerative biologics products. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S.and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors. For example, the media has reported examples of alleged illegal harvesting of body parts from cadavers and resulting recalls conducted by certain companies selling human tissue-based products affected by the alleged illegal harvesting. These reports and others could have a negative effect on our tissue regeneration business.

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

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. False claims laws and physician self-referral laws. Our relationships with surgeons, hospitals and our independent distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the broad and far-reaching nature of these laws, we may be required to alter or discontinue one or more of our business practices.

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Examples of laws that may affect our ability to operate include:

•the Federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for, to induce or to reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other government payors that are false or fraudulent;

•HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

To enforce compliance with the federal laws, the DOJ has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, if an investigation were initiated involving us and we decided to settle that investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous and expensive compliance and reporting requirements for a period of years as part of a consent decree, requirement for a corporate monitor or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations.

In addition, there has been a recent trend of increased federal and state regulation on payments and other transfers of value made to healthcare professionals related to marketing and other activities. Some states mandate implementation of healthcare compliance programs, impose gift bans, and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and certain other U.S. licensed healthcare professionals and U.S. teaching hospitals. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Additionally, in the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system or changes to our devices which could affect compliance with the essential requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity. If the assessment is not favorable, it could prevent us from selling that product in the EEA, which could adversely impact our business and results of operations. In addition, on January 1, 2021 the UK left the EU. EU CE markings for medical devices will continue to be recognized in Great Britain until June 30, 2028, and certificates issued for medical devices by EU-recognized Notified Bodies will continue to be valid for the Great Britain market until June 30, 2028 and the EU no longer recognizes UK Notified Bodies. The UK has given no commitment to follow the new EU medical devices legislation (Regulation EU 2017/745) and has recently consulted on the form and content of new UK legislation which may result in divergence from the EU regime.

We are subject to risks associated with our non-U.S. operations.

The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, results of operations and financial condition. We also could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.

Furthermore, we are subject to the export controls and economic embargo rules and regulations of the U.S., including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our reputation.

These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.

Our results of operations could suffer if we are unable to manage our planned international expansion effectively.

Expansion into international markets is an element of our business strategy and involves risk. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the FCPA and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations in the U.S. or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.

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

We are subject to risks arising from currency exchange rate fluctuations on our international transactions and translation of local currency results into U.S. dollars, which could adversely affect our profitability.

International operations account for approximately 18.4% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in Japan, the Euro zone, UK and Australia. As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

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

We have experienced rapid growth since our inception and increased our net sales to $1,568.5 million in 2023. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.

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

Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance before commercialization in the U.S., and commercialization of such products outside of the U.S. would likely require additional regulatory approvals and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we expand our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly or annual losses. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our Class A common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As of December 31, 2023, we had outstanding $450.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due March 15, 2025, (the “2025 Notes”). This significant amount of debt has important risks to us and our investors, including:

•requiring a portion of our cash flow from operations to make interest payments on this debt;

•increasing our vulnerability to general adverse economic and industry conditions;

•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

The availability of funding under existing credit arrangements may be limited, and our cash and cash equivalents are subject to volatility.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. We have entered into confidentiality agreements and intellectual property assignment agreements with our officers, employees, consultants and advisors regarding our intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of such agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Even if patents are granted outside the U.S., effective enforcement in those countries may not be available. Since most of our issued patents and pending patent applications are for the U.S. only, we lack a corresponding scope of patent protection in other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.

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

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. We are currently subject to lawsuits, and have received other written allegations, claiming that we have infringed certain patents of others in the spine industry. A summary of these cases is provided under “Item 3. Legal Proceedings” below. Any lawsuits resulting from such allegations could subject us to significant liability for damages, and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 136,335,662 shares of our Class A and Class B common stock outstanding as of December 31, 2023, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 66.1% of the voting power of our outstanding capital stock. In particular, as of December 31, 2023, David C. Paul, our Executive Chairman, and his family members, controlled approximately 16.3% of our Class A and Class B common stock, representing approximately 65.8% of the voting power of our outstanding capital stock as of that date.

As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2023, we had 192,602,552 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.

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

A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and the disease caused by it, COVID-19, was subsequently declared a pandemic by the World Health Organization in March 2020. The preventative and precautionary measures that hospitals and federal, state, local, and international governments took to mitigate the spread of the disease led to restrictions on, disruptions in, and other related impacts on elective procedure rates. On May 5, 2023 the World Health Organization declared the end of the COVID-19 pandemic as a public health emergency.

The worldwide supply chain disruption relating to the COVID-19 pandemic resulted in delays and component shortages that impacted and may continue to impact our ability to manufacture our products by extending our lead times. These disruptions, or disruptions from future pandemics, among other things, may continue to impact our ability to satisfy customer demand, which could negatively impact our results of operations.

Most jurisdictions have relaxed restrictions and resumed business operations, but a resurgence in infections or mutations of the coronavirus that causes COVID-19 could cause governments, hospitals, public institutions, or other authorities to reinstate such restrictions or impose additional restrictions. If a resurgence occurs, or a new pandemic arises, and governments mandate restrictions, including restrictions on elective surgeries, we expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow, leading to revised payment terms with certain of our customers, and could change the effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

Risks Relating to the Integration of NuVasive

Integrating the NuVasive business into Globus may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the Merger, which may adversely affect the Company’s business results and negatively affect the value of the Company’s common stock.

The success of the Merger will depend on, among other things, our ability to realize the anticipated synergies, efficiencies and other benefits from combining the businesses of Globus and NuVasive. This success will depend on, among other factors, our ability to successfully integrate the Company’s business with the business of NuVasive. If we are not able to successfully integrate NuVasive’s business into the Company within the anticipated timeframe, or at all, the anticipated synergies, efficiencies and other benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the common stock of the Company.

There can be no assurances that the NuVasive business can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of the Company’s business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-Merger integration process that takes longer than originally anticipated. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•combining the businesses of Globus and NuVasive, including respective operations and corporate functions, and meeting the capital requirements of the Company in a manner that permits the Company to achieve any revenue synergies or efficiencies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•integrating and retaining personnel from the two companies while continuing to provide consistent, high-quality products and services to customers;

•integrating each company’s technologies and technologies licensed by them from third parties;

•identifying and eliminating redundant and underperforming functions and assets;

•harmonizing each company’s operating practices, employee development and compensation programs, financial reporting, internal controls and other policies, procedures and processes;

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

•combining the companies’ research and development functions;

•integrating and unifying the products and services available to historical Globus and NuVasive customers;

•coordinating sales activities and go-to-market efforts;

•managing the movement of certain positions to different locations;

•coordinating geographically dispersed organizations;

•managing the operations of a significantly larger and more complex company; and

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

The Company expects to incur substantial expenses related to the integration of NuVasive and may be unable to realize the anticipated synergies, which could adversely affect the Company’s business, financial condition and results of operations.

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

As a result of the Merger, the Company may experience impacts on relationships with contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors, distributors or other third-party service providers) that may harm the Company’s business and results of operations. Certain counterparties may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that Globus’s or NuVasive’s contractual counterparties will remain with or continue to have a relationship with the Company or do so on the same or similar contractual terms following the Merger. If any contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors, distributors or other third-party service providers) seek to terminate or modify contractual obligations or discontinue their respective relationships with the Company, then the Company’s business and results of operations may be harmed.

The Company may be exposed to increased litigation, which could have an adverse effect on the Company’s business and operations.

The Company may be exposed to increased litigation from stockholders, customers, partners, suppliers, contractors and other third parties due to the Merger of Globus’s and NuVasive’s businesses. Such litigation may have an adverse impact on the Company’s business and results of operations or may cause disruptions to the Company’s operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure

We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, including potential unauthorized occurrences on or through both, our physical systems and electronic information systems, that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process and store as part of our business, including on behalf of third parties. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs at least annually.

We have a unified and centrally-coordinated team, led by our Senior Vice President of Corporate Quality and IT, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at Globus in close coordination with senior leadership and other teams across Globus. Reporting to our Senior Vice president of Corporate Quality and IT are a number of trained information security professionals. In addition to our extensive in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying and managing cybersecurity risks.

Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our risk assessments that are reviewed by the Audit Committee and our Board of Directors. Additional information about cybersecurity threats we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “We are subject to data privacy laws and our failure to comply with them could subject us to substantial liabilities,” which should be read in conjunction with the information above.

The Board of Directors, which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. They receive reports regarding such risks from management, including our Senior Vice President of Corporate Quality and IT. They also oversee the response to any significant cybersecurity incidents. Our Senior Vice President of Corporate Quality and IT, who has extensive cybersecurity knowledge and skills gained from over 20 years of work experience, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at Globus and reports directly to the Chief Operating Officer.

Item 2. Properties

Our owned corporate headquarters are located in Audubon, Pennsylvania. We have additional leased domestic administrative offices, research and training facilities in Arizona, California, Colorado, Illinois, Maryland, New Jersey North Carolina and Texas (one facility in Texas is owned). Our owned manufacturing and fulfillment facilities are located in Massachusetts, Ohio, Pennsylvania and Tennessee. We maintain leased distribution warehouses and administrative offices in seventeen additional countries.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class A Common Stock

Our Class A common stock trades on The New York Stock Exchange, under the symbol “GMED.” We had approximately 65 stockholders of record as of February 16, 2024. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We repurchase shares of the Company’s Class A common stock pursuant to the publicly announced share repurchase program authorized by the Board of Directors in March 2020 and the expansion of the stock repurchase plan authorized by the Board of Directors in March 2022. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A common stock.

The following table provides the activity related to share repurchases for the fourth quarter of 2023.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
October 1, 2023 - October 31, 2023	2,829	$53.31	2,829	$350,001
November 1, 2023 - November 30, 2023	—	—	—	350,001
December 1, 2023 - December 31, 2023	1,500	49.85	1,500	275,239
Total	4,329		4,329

(a) On March 11, 2020, our Board of Directors authorized a share repurchase program that allows for the repurchase up to $200 million of the Company’s Class A common stock. On March 4, 2022, our Board of Directors authorized the expansion of the share repurchase program of the Company’s Class A common stock by an additional $200 million. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A common stock. The shares may be purchased through privately negotiated or open market transactions. This program has no time limit and may be suspended for periods or discontinued at any time.

(b) Inclusive of an immaterial amount of commission fees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Comparative Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our Class A common stock from December 31, 2018 through December 31, 2023 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 2018, in each of our Class A common stock, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Globus Medical, Inc.
S&P 500 Index - Total Return
S&P 500 Health Care Equipment Index

	December 31,
Company/Index	2018	2019	2020	2021	2022	2023
Globus Medical, Inc.	$100	$136	$151	$167	$172	$123
S&P 500 Index	$100	$131	$156	$200	$164	$207
S&P 500 Health Care Equipment	$100	$129	$152	$182	$147	$161

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

Overview

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With numerous products launched since the founding of the Company, including 10 products launched on the market in 2023, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions. We separate our products and services into two major categories: Musculoskeletal Solutions and Enabling Technologies.

NuVasive Merger

On September 1, 2023, pursuant to that certain Merger Agreement with NuVasive and Merger Sub, Merger Sub, a wholly owned subsidiary of the Company, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company. Under the Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus, $0.001 par value per share, and the right to receive cash in lieu of fractional shares.

Product & Service Categories

While we group our products and services into two categories, Musculoskeletal Solutions and Enabling Technologies, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to safely and effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

Musculoskeletal Solutions

Our Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, unique surgical instruments, and neuromonitoring services, used in an expansive range of spinal, orthopedic and neurosurgical procedures. Musculoskeletal disorders are a leading driver of healthcare costs worldwide. Disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative and congenital conditions, deformity, tumors and traumatic injuries. Treatment alternatives for musculoskeletal disorders range from non-operative conservative therapies to surgical interventions depending on the pathology. Conservative therapies include bed rest, medication, casting, bracing, and physical therapy. When conservative therapies are not indicated, or fail to provide adequate quality of life improvements, surgical interventions may be used. Surgical treatments for musculoskeletal disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of hardware but may include biologics. Neuromonitoring services use proprietary software-driven nerve detection and avoidance technology and include IONM to aid spine surgery.

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

Geographic Information

To date, the primary market for our products has been the U.S., where we sell our products through a combination of direct sales representatives employed by us and distributor sales representatives employed by exclusive independent distributors, who distribute our products for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives in the future.

During the year ended December 31, 2023, international net sales accounted for approximately 18.4% of our total net sales. We have sold our products in approximately 64 countries other than the U.S. through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

Seasonality

Our business is generally not seasonal in nature. However, sales of our Musculoskeletal Solutions products and services may be influenced by summer vacation and winter holiday periods during which we have experienced fewer surgeries taking place, as well as more surgeries taking place later in the year when patients have met the deductibles under insurance plans. Sales of our Enabling Technologies products may be influenced by longer capital purchase cycles and the timing of budget approvals for major capital purchases.

Components of our Results of Operations

We manage our business globally within two operating segments, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance. We have concluded that these operating segments are aggregated into one reportable segment, based on the aggregation criteria.

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

We generally recognize INR solutions revenue when control transfers to the customer based on the terms of the arrangement, which typically occurs at the time the product is shipped or delivered. Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration as we satisfy future performance obligations related to the provision of maintenance and support.

Cost of Sales

While we have increased our in-house implant product manufacturing capacity and assemble our INR systems in-house, we also have products manufactured by third-party suppliers. Substantially all of our suppliers manufacture our products in the U.S. Our cost of sales consists primarily of costs from our in-house manufacturing, costs of products purchased from third-party suppliers, excess and obsolete inventory charges, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.

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

Acquisition-Related Costs

Acquisition-related costs represent the change in fair value of business acquisition-related contingent consideration and specific costs related to the consummation of the acquisition process such as banker fees, legal fees and other acquisition-related professional fees.

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

Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, unique instruments, and neuromonitoring services used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. For our IONM services, revenue is recognized in the period the service is performed for the amount of consideration expected to be received.

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

Contingent consideration represents contingent milestone, performance or revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our consolidated balance sheets, and changes in the fair value of contingent consideration are recognized in acquisition-related costs in the consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit grants (“RSUs”) are recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. We utilize Level 3 inputs in the determination of the initial fair value.

Goodwill and Intangible Assets. Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may be impaired. We perform our goodwill impairment analysis at the reporting unit level. We perform our annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the evaluation includes management estimates of discounted cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. We perform our annual impairment test of goodwill in the fourth quarter of each year.

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

During the twelve months ended December 31, 2023, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

Long-Lived Assets. We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2023, 2022, and 2021, we did not record any impairment charges related to long-lived assets.

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

We assumed equity-classified awards for certain NuVasive RSUs, and performance restricted stock units (“PRSUs”), as part of the Merger. These RSUs and PRSUs are measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

We expect to continue to grant stock-based awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized may increase.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
United States	$1,279,765	$871,939	$407,826	46.8%
International	288,711	150,904	137,807	91.3%
Total net sales	$1,568,476	$1,022,843	$545,633	53.3%

In the U.S., the increase in net sales of $407.8 million was due primarily to the addition of NuVasive, as well as increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of Enabling Technologies.

International net sales increased by $137.8 million, which was due primarily due to the addition of NuVasive and increased spine product sales resulting from penetration in existing territories.

Cost of Sales

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Cost of sales	$548,174	$263,725	$284,449	107.9%
Percentage of net sales	34.9%	25.8%

The increase of $284.4 million in cost of sales was primarily due to the addition of NuVasive, amortization of the inventory fair value step up, increased volume and product mix, higher write-downs of excess and obsolete inventory, and higher depreciation. These increases were partially offset by lower production variances.

Research and Development Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Research and development	$124,010	$73,015	$50,995	69.8%
Percentage of net sales	7.9%	7.1%

The increase of $51.0 million in research and development expenses was due primarily to the addition of NuVasive and an increase in personnel-related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Selling, general and administrative	$643,410	$432,117	$211,293	48.9%
Percentage of net sales	41.0%	42.2%

The $211.3 million increase in selling, general and administrative expenses was due to the addition of NuVasive, and an increase in personnel-related expenses resulting primarily from higher product sales, and an increase in bad debt and meeting expenses.

Provision for Litigation

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Provision for litigation, net	$434	$2,341	$(1,907)	-81.5%
Percentage of net sales	0.0%	0.2%

The $1.9 million decrease in provision for litigation is due to a settlement receipt, partially offset by a settlement payment for the year ended December 31, 2023 compared to 2022.

Amortization of Intangibles

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Amortization of intangibles	$51,032	$17,735	$33,297	187.7%
Percentage of net sales	3.3%	1.7%

The increase of $33.3 million in the amortization of intangibles is primarily due to the impact of the recognized intangibles in connection with the Merger.

Acquisition-Related Costs

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Acquisition-related costs	$68,274	$5,959	$62,315	1045.7%
Percentage of net sales	4.4%	0.6%

The increase of $62.3 million in acquisition-related costs is due to costs incurred relating to the closing of the Merger, including investment banking, employee benefit and legal costs. It also includes an unfavorable change in fair value of business acquisition liabilities, driven by changes in market conditions and the achievement of certain performance conditions.

Other Income/(expense), Net

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income, net	$32,251	$15,068	$17,183	114.0%
Percentage of net sales	2.1%	1.5%

The increase of $17.2 million in other income, was primarily due to foreign currency exchange gains of $14.3 million in the current year compared to $1.0 million of foreign currency losses in the prior year and an increase of $5.9 million related to higher interest income yields on marketable securities from external market factors.

Income Tax Provision

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax provision	$42,520	$52,850	$(10,330)	-19.5%
Effective income tax rate	25.7%	21.7%

The increase in the effective tax rate is primarily due to non-deductible compensation expenses and other non-deductible Merger-related transaction costs as a percentage of pretax earnings.

A discussion of our Results of Operations for the year ended December 31, 2022 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.” on our Form 10-K filed on February 21, 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operating activities as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, service our 2025 Notes, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, of which $450 million of Senior Convertible Notes are due March 2025, as well as for certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We may, however, require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the Revolving Credit Facility) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of December 31, 2023, we have not borrowed under the September 2023 Credit Agreement and we are in compliance with all covenants.

Contractual Obligations and Commitments

In connection with the Merger, the Company acquired additional obligations and commitments, including, but not limited to (i) the 2025 Notes, with a principal balance of $450.0 million, (ii) contingent consideration arrangements associated with certain historical NuVasive acquisitions, and (iii) operating lease and finance lease obligations. Refer to the Notes to the consolidated financial statements for further description of our 2025 Notes (Note 11), contingent consideration arrangements (Notes 6 and 15), and lease obligations (Note 16).

The following table summarizes our outstanding contractual obligations as of December 31, 2023.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Notes	$452,531	$1,687	$450,844	$—	$—
Operating leases	144,350	18,336	28,362	23,634	74,018
Financing Leases	850	498	352	—	—
Contingent consideration	46,137	43,137	1,000	1,000	1,000
Purchase obligations	6,429	4,629	1,700	100	—
Total (2) *	$650,297	$68,287	$482,258	$24,734	$75,018

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
(2)

In connection with certain acquisitions completed in 2011 through 2023, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. For further information, see Notes 3, and 6 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

*

Excludes contributions to pension and other post-employment benefit plans, uncertain tax positions, non-current tax liabilities and royalty obligations for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 14, and 17 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2023-2022	2022-2021
	December 31,			Change	Change
(In thousands)	2023	2022	2021	$	$
Net cash provided by/(used in) operating activities	$243,499	$178,468	$276,274	$65,031	$(97,806)
Net cash provided by/(used in) investing activities	302,968	(110,362)	(375,939)	413,330	265,577
Net cash provided by/(used in) financing activities	(231,821)	(109,962)	54,147	(121,859)	(164,109)
Effect of foreign exchange rate changes on cash	2,180	(747)	(810)	2,927	63
Increase (decrease) in cash and cash equivalents	$316,826	$(42,603)	$(46,328)	$359,429	$3,725

Cash Provided by Operating Activities

The higher net cash provided by operating activities for the year ended December 31, 2023 was primarily the result of higher net income after adjusting out non-cash add-backs and non-cash expenses, such as amortization of purchase accounting related fair value step up, amortization, and stock based compensation, partially offset by unfavorable change in deferred income taxes.

Cash Used in Investing Activities

The higher cash provided by investing activities for the year ended December 31, 2023 was primarily from net inflows of purchases, maturities, and sales of marketable securities, partially offset by acquisition of businesses net of cash acquired and higher purchases of property and equipment.

Cash Provided by Financing Activities

The higher net cash used in financing activities for the year ended December 31, 2023 was primarily the result of higher repurchases of Class A common stock and lower proceeds from exercise of stock options.

A discussion of our cash flows for the year ended December 31, 2022 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” On our Form 10-K filed on February 21, 2023.

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

Market Price Risk

In order to reduce the potential equity dilution associated with our convertible notes, we entered into transactions for convertible notes hedge (the “2025 Hedge”) in connection with the issuance in March 2020 of $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025 (the “2025 Notes”), entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2025 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2025 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 11, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion.

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2023 is related to our investment portfolio which consists of municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations of high quality financial institutions. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2023, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

As of December 31, 2023, we only held investments in securities classified as cash equivalents and marketable equity securities. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to cash equivalents were immaterial during all periods presented.

Foreign Exchange Risk

We operate in countries outside of the U.S. and, therefore, we are exposed to foreign currency risk. Most of our direct sales outside of the U.S. are invoiced in local currencies.  However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will continue to grow. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen, and the Singapore dollar, has had and could continue to have an adverse effect on our financial results, including our net sales, net sales growth rates, gross margins, income and losses as well as assets and liabilities. In particular, as a result of NuVasive’s acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars as a result of the acquisition of Simplify Medical. We also have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of our subsidiary, NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations in Puerto Rico, Brazil, and Argentina that have financial instability or currency controls.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of all other intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other expense, net in the Consolidated Statements of Operations. For certain intercompany balances, we may enter into foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $10.0 million as of December 31, 2023, which were settled in January 2024. During the year ended December 31, 2023, a loss of $0.1 million was recognized in other expense, net due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was de minimis on our Consolidated Balance Sheets as of December 31, 2023. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

Item 8. Financial Statements and Supplementary Data

GLOBUS MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Business Combinations – NuVasive Merger — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

On September 1, 2023, the Company completed its merger with NuVasive, Inc. with NuVasive, Inc. surviving as a wholly owned subsidiary of the Company, for total consideration of approximately $2.604 billion. Management accounted for the acquisition as a business combination using the acquisition method of accounting. The most significant items recorded included intangible assets of $899.0 million, inventories of $558.0 million, senior convertible notes of $409.5 million, and resulting goodwill of $1,234 million. Management utilized third-party valuation specialists to assist in the determination of the fair value of the assets acquired. The methods used to estimate the fair value involved significant assumption.

The principal considerations for our determination that performing procedures relating to the accounting for this transition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management's fair value estimates of the assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the NuVasive Merger included the following, among others:

•We read the agreement and plan of merger.

•We tested the effectiveness of controls relating to the purchase price allocation, including controls over management’s valuation of the assets acquired and liabilities acquired.

•We evaluated the appropriateness of the valuation methods and completeness and accuracy of significant inputs for fair value measurements used to develop estimates of assets and liabilities acquired.

•We tested the accuracy of the purchase price allocation and goodwill recorded.

•We utilized professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the significant inputs for fair value measurements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 20, 2024

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NuVasive, Inc., which was acquired on September 1, 2023 and whose financial statements constitute 26% of total assets and 26% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at NuVasive, Inc.

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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 20, 2024

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share values)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$467,292	$150,466
Short-term marketable securities	50,497	295,592
Accounts receivable, net of allowances of $8,934 and $4,724, respectively	503,235	213,247
Inventories	848,135	298,981
Prepaid expenses and other current assets	44,580	20,997
Income taxes receivable	1,635	4,061
Total current assets	1,915,374	983,344
Property and equipment, net of accumulated depreciation of $425,695 and $343,036, respectively	586,932	243,729
Operating lease right of use assets	59,931	5,988
Long-term marketable securities	75,428	495,852
Intangible assets, net	924,603	63,574
Goodwill	1,434,540	197,471
Other assets	78,590	37,323
Deferred income taxes	10,685	48,845
Total assets	$5,086,083	$2,076,126

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,671	$36,101
Accrued expenses	240,460	92,169
Operating lease liabilities	11,967	2,536
Income taxes payable	3,845	990
Business acquisition liabilities	61,035	13,308
Deferred revenue	18,369	14,100
Total current liabilities	392,347	159,204
Business acquisition liabilities, net of current portion	78,323	54,950
Operating lease liabilities	91,037	3,475
Senior convertible notes	417,400	—
Deferred income taxes and other tax liabilities	84,421	1,779
Other liabilities	24,596	10,345
Total liabilities	1,088,124	229,753

Commitments and contingencies (Note 16)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 113,905,565 and 77,762,282 shares at December 31, 2023 and December 31, 2022, respectively	114	78
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at December 31, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	2,870,749	630,952
Accumulated other comprehensive income/(loss)	(10,192)	(24,630)
Retained earnings	1,137,266	1,239,951
Total equity	3,997,959	1,846,373
Total liabilities and equity	$5,086,083	$2,076,126

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	December 31,
(In thousands, except per share amounts)	2023	2022	2021
Net sales	$1,568,476	$1,022,843	$958,102
Cost of sales	548,174	263,725	239,223
Gross profit	1,020,302	759,118	718,879

Operating expenses:
Research and development	124,010	73,015	97,346
Selling, general and administrative	643,410	432,117	408,149
Provision for litigation, net	434	2,341	5,921
Amortization of intangibles	51,032	17,735	18,526
Acquisition-related costs	68,274	5,959	16,984
Total operating expenses	887,160	531,167	546,926

Operating income/(loss)	133,142	227,951	171,953

Other income/(expense), net
Interest income/(expense), net	20,130	14,233	9,297
Foreign currency transaction gain/(loss)	14,259	(1,020)	(1,423)
Other income/(expense)	(2,138)	1,855	580
Total other income/(expense), net	32,251	15,068	8,454

Income/(loss) before income taxes	165,393	243,019	180,407
Income tax provision	42,520	52,850	31,216

Net income/(loss)	$122,873	$190,169	$149,191

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	13,231	(14,040)	(6,054)
Foreign currency translation gain/(loss)	1,207	(3,818)	(4,673)
Total other comprehensive income/(loss), net of tax	14,438	(17,858)	(10,727)
Comprehensive income/(loss)	$137,311	$172,311	$138,464

Earnings per share:
Basic	$1.09	$1.89	$1.48
Diluted	$1.07	$1.85	$1.44
Weighted average shares outstanding:
Basic	113,087	100,469	100,734
Diluted	114,630	102,643	103,623

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	52,773	—	—	52,773
Grant of contingent restricted stock units	—	—	—	—	1,925	—	—	1,925
Exercise of stock options	387	0	—	—	12,396	—	—	12,396
Issuance of Class A common stock under employee and director equity option plans, net	273	0	—	—	(11,409)	—	—	(11,409)
Issuance of equity for NuVasive Merger	39,813	40	—	—	2,184,112	—	—	2,184,152
Comprehensive income/(loss)	—	—	—	—	—	14,438	122,873	137,311
Repurchase and retirement of common stock	(4,329)	(4)	—	—	—	—	(225,558)	(225,562)
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959

See accompanying notes to consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	33,466	—	—	33,466
Grant of contingent restricted stock units	—	—	—	—	1,985	—	—	1,985
Exercise of stock options	999	1	—	—	41,714	—	—	41,715
Comprehensive income/(loss)	—	—	—	—	—	(17,858)	190,169	172,311
Repurchase and retirement of common stock	(2,351)	(2)	—	—	—	—	(144,491)	(144,493)
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373

See accompanying notes to consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2020	77,284	$77	22,430	$22	$457,161	$3,955	$1,045,082	$1,506,297
Stock-based compensation	—	—	—	—	31,254	—	—	31,254
Grant of contingent restricted stock units	—	—	—	—	1,878	—	—	1,878
Exercise of stock options	1,830	2	—	—	63,494	—	—	63,496
Comprehensive income/(loss)	—	—	—	—	—	(10,727)	149,191	138,464
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$122,873	$190,169	$149,191
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	—	150	34,312
Depreciation and amortization	144,733	68,252	69,867
Amortization of premiums on marketable securities	793	5,389	2,781
Provision for excess and obsolete inventory	10,959	6,400	6,143
Amortization of inventory fair value step up	71,656	—	—
Amortization of 2025 Note fair value step up	8,176	—	—
Stock-based compensation expense	52,742	32,810	30,586
Allowance for doubtful accounts	3,658	(1)	1,200
Change in fair value of business acquisition liabilities	17,434	5,132	16,807
Change in deferred income taxes	(57,789)	(22,223)	(17,615)
(Gain)/loss on disposal of assets, net	1,541	299	464
Payment of business acquisition related liabilities	(3,005)	(2,647)	(210)
Net (gain)/loss from foreign currency adjustment	(13,674)	—	—
(Increase) decrease in:
Accounts receivable	(49,914)	(50,843)	(25,895)
Inventories	(70,328)	(61,745)	(11,971)
Prepaid expenses and other assets	1,148	(10,292)	(6,178)
Increase (decrease) in:
Accounts payable	(14,223)	14,418	3,684
Accrued expenses and other liabilities	17,127	6,087	17,896
Income taxes payable/receivable	(408)	(2,887)	5,212
Net cash provided by/(used in) operating activities	243,499	178,468	276,274
Cash flows from investing activities:
Purchases of marketable securities	(100,643)	(419,534)	(622,359)
Maturities of marketable securities	240,190	312,221	227,908
Sales of marketable securities	537,723	102,433	109,898
Purchases of property and equipment	(78,274)	(74,047)	(56,898)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(296,028)	(31,435)	(34,488)
Net cash provided by/(used in) investing activities	302,968	(110,362)	(375,939)
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(8,039)	(7,185)	(9,349)
Net proceeds from exercise of stock options	12,397	41,716	63,496
Payments related to tax withholdings for share-based compensation	(10,617)	—	—
Repurchase of common stock	(225,562)	(144,493)	—
Net cash provided by/(used in) financing activities	(231,821)	(109,962)	54,147
Effect of foreign exchange rates on cash	2,180	(747)	(810)
Net increase/(decrease) in cash and cash equivalents	316,826	(42,603)	(46,328)
Cash and cash equivalents at beginning of period	150,466	193,069	239,397
Cash and cash equivalents at end of period	$467,292	$150,466	$193,069

Supplemental disclosures of cash flow information:
Income taxes paid, net	$100,593	$77,823	$45,027
Non-cash investing and financing activities:
Equity issued in conjunction with the NuVasive Merger	$2,153,860	$—	—
Accrued purchases of property and equipment	$7,100	$7,423	$4,551

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment options. With numerous products launched since the founding of the Company, including 10 products launched in 2023, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

(b) NuVasive Merger

On September 1, 2023, pursuant to that certain merger agreement (the “Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub, Inc. (“Merger Sub”), Merger Sub, a wholly owned subsidiary of the Company, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “Merger”). Under the Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus, $0.001 par value per share, and the right to receive cash in lieu of fractional shares.

Globus was deemed to be the accounting acquirer of NuVasive for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, prior periods within these consolidated financial statements may not be comparable.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP.

(b) Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. “Operating lease right of use assets” were reclassified out of “Other assets”, and “Operating lease liabilities” were reclassified out of “Accrued expenses” and “Other liabilities”, respectively, depending on the short-term and long-term nature, on our consolidated balance sheets.

(c) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Globus and its majority-owned or controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Variable Interest Entities

We provide intraoperative neuromonitoring (“IONM”) services through various majority owned or controlled subsidiaries, which collectively conduct business as NuVasive Clinical Services. In providing IONM services to surgeons and healthcare facilities across the U.S., the Company maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and therefore, the accompanying consolidated financial statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial statements. The creditors of the PCs have claims only to the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

(d) Use of Estimates

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

(e) Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers, (“ASC 606”), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, unique instruments, and neuromonitoring services, used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. For our IONM services, revenue is recognized in the period the service is performed, which can be either point in time or over time, depending how the performance obligation is defined for the amount of consideration expected to be received. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of sales.

Our Enabling Technologies products are advanced hardware and software systems, and related technologies, that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation, generally at the point in time in which the obligation is fulfilled. When contracts have multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.

Nature of Products and Services

A significant portion of our Musculoskeletal Solutions product revenue is generated from consigned inventory maintained at hospitals or with sales representatives. Revenue from the sale of consigned musculoskeletal products is recognized when we transfer control, which occurs at the time the product is used or implanted. For all other Musculoskeletal Solutions product transactions, we recognize revenue when we transfer control, which is generally when we transfer the title to the goods, provided there are no remaining performance obligations that can affect the customer’s final acceptance of the sale. For Musculoskeletal Solutions service transactions, we recognize revenue in the period the service is performed for the amount of consideration expected to be received. In certain cases, we offer the ability for customers to lease surgical instrumentation primarily on a non-sales type basis.

The majority of Enabling Technologies product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. When contracts have multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using an observable price to determine the standalone selling price of each distinct good or service in the contract. Revenue for the performance obligations recognized at a point of time is recognized when we transfer control to the customer, which is generally at the point of shipment, but can also be at either delivery or installation, depending on the terms of the arrangement.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the years ended December 31, 2023, 2022, and 2021, there was an immaterial amount of revenue recognized from previously deferred revenue.

(f) Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily marketable securities and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising our customer base. We perform ongoing credit evaluations of our customers and generally do not require collateral.

There was no customer that accounted for 10% or more of sales for the years ended December 31, 2023, 2022, and 2021, respectively.

(g) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate debt securities are stated at fair value.

(h) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations, and are classified as available-for-sale as of December 31, 2023 and 2022. Short-term and long-term marketable securities are recorded at fair value on our consolidated balance sheets. Any change in fair value for available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.

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

(i) Fair Value Measurements

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our consolidated balance sheets, and changes in the fair value of contingent consideration is recognized in acquisition-related costs in the consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit grants (“RSUs”) are recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

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

(k) Property and Equipment

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

(l) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may be impaired. We perform our goodwill impairment analysis at the reporting unit level. We perform our annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the evaluation includes management estimates of discounted cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. We perform our annual impairment test of goodwill in the fourth quarter of each year.

Intangible assets consist of purchased in-process research and development (“IPR&D”), developed technology, supplier network, patents, customer relationships, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty-one years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) more likely than not is not recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.

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

During the twelve months ended December 31, 2023, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(m) Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2023, 2022, and 2021, we did not record any impairment charges related to long-lived assets.

(n) Cost of Sales

Cost of sales consists primarily of costs from our manufacturing operations, costs of products purchased from third-party suppliers, reserves for excess and obsolete inventory, depreciation of surgical instruments and cases, royalties, shipping, inspection and related costs incurred in making our products available for sale or use.

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

We assumed equity-classified awards for certain NuVasive RSUs, and performance restricted stock units (“PRSUs”), as part of the Merger. These RSUs and PRSUs are measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end.

(q) Derivative Financial Instruments

The Company recognizes all derivative instruments as assets or liabilities in its Consolidated Balance Sheets and measures these instruments at fair value by revaluing these assets and liabilities at the end of each reporting period. Gains and losses are recorded as a component of other expense, net in the consolidated statements of operations and comprehensive income. The effects of these derivative instruments are immaterial to the Company’s financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(r) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments.

(s) Provision for Litigation

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

(t) Acquisition-Related Costs

Acquisition-related costs represents the change in fair value of business acquisition-related contingent consideration and specific costs related to the consummation of the acquisition process such as banker fees, legal fees and other acquisition-related professional fees.

(u) Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally their local currency. Assets and liabilities of the foreign subsidiaries, and intercompany receivables and payables of a long-term investment nature, are translated at the period end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive income. Gains and losses arising from intercompany foreign transactions are included in other income, net on the consolidated statements of operations and comprehensive income.

(v) Accounts Receivable and Related Valuation Accounts

Accounts receivable in the accompanying consolidated balance sheets are presented net of allowances for expected credit losses. We maintain an allowance for expected credit losses resulting from the inability of its customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments. The allowance for credit losses is calculated quarterly and is estimated on a region-by-region basis considering a number of factors including age of account balances, collection history, historical account write-offs, third-party credit reports, identified trends, current economic conditions, and supportable forecasted economic expectations. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. An increase in the provision for credit losses may be required when the financial condition of our customers or their collection experience deteriorates. Our exposure to credit losses may also increase if its customers are adversely affected by changes in healthcare laws, coverage and reimbursement, macroeconomic pressures or uncertainty associated with local or global economic recessions, disruption associated with pandemics, or other customer-specific factors.

(w) Income Taxes

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(x) Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. This update is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirementd to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about contractual restrictions, including the nature and remaining duration of such restrictions. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

(y) Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted ASU No. 2021-08 as of January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the fourth quarter of 2021, the Company acquired substantially all the assets of Capstone Surgical Technologies, LLC, which engages in the business of advanced drill and robotic surgery platforms. The Company determined the transaction was an asset acquisition, by an analysis of the screen test in accordance with ASU No. 2017-01 in which substantially all of the value was concentrated in a single identifiable asset or a group of similar identifiable assets. The purchase price consisted of $24.5 million of cash paid at closing, subject to net working capital and other post-closing adjustments, if applicable. The transaction also provides for additional consideration contingent upon the developed products obtaining approval from the FDA of up to $15.0 million, and additional consideration contingent upon the achievement of certain performance obligations of up to $10.0 million. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

Also during the fourth quarter of 2021, the Company acquired substantially all the assets of a company that engages in the development of technology for use in robotic surgery platforms which was not considered material to the consolidated financial statements during the periods presented. The Company determined the transaction was an asset acquisition, by an analysis of the screen test in accordance with ASU No. 2017-01 in which substantially all of the value was concentrated in a single identifiable asset or a group of similar identifiable assets. The purchase price consisted of $10.0 million of cash paid at closing and also provides for additional consideration contingent upon the achievement of certain performance obligations of $5.0 million. Contingent consideration is not recorded in an asset acquisition until the milestone is met.

Business Combinations

During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC (the “Harvest Acquisition”), which engages in the business of selling systems that produce autologous biologics. The purchase price was a cash payment of $30 million, subject to post-closing adjustments, if applicable. The Company has included the financial results from the Harvest Acquisition in our consolidated financial statements from the acquisition date. At acquisition date, the preliminary fair value of the net assets acquired was $30.1 million. The purchase price consisted of approximately $30.0 million of cash paid at closing, plus $0.1 million of preliminary post-closing adjustments. The Company recorded identifiable net assets, based on their estimated fair values, for inventory of $3.0 million, goodwill of $14.2 million, customer relationships and other intangibles of $10.5 million with a weighted average useful life of 20 years, and developed technology of $2.4 million with a weighted average useful life of 8 years. The Company has finalized the purchase price allocation of the assets and liabilities acquired.

During the second quarter of 2022, the Company completed one acquisition that was not considered material to the consolidated financial statements during the periods presented. This acquisition has been included in the consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.2 million of cash paid at closing and $4.4 million of contingent consideration payments, resulting in goodwill of $4.6 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

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

NuVasive Merger

On September 1, 2023, pursuant to that certain Merger Agreement with NuVasive and Merger Sub, Merger Sub, a wholly owned subsidiary of the Company, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company. Under the Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus, $0.001 par value per share, and the right to receive cash in lieu of fractional shares. NuVasive has a comprehensive procedural portfolio including surgical access instruments, spinal implants, fixation systems, biologics, software for surgical planning, navigation and imaging solutions, magnetically adjustable implant systems for spine and orthopedics, and IONM technology and service offerings.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the Merger, the Company assumed equity awards for certain NuVasive RSUs and NuVasive PRSUs in accordance with the terms of the Merger Agreement. Certain awards included a change in control provision (single trigger) which accelerated the vesting of the awards on the closing date of the Merger. These awards were considered as part of the total purchase price. The unvested awards will continue to vest in accordance with the terms of the original award agreement, except for certain PRSUs that were converted into RSUs. Once vested, the holders will receive shares of the Company’s Class A common stock. Of the total consideration for the assumed equity awards, $28.6 million was allocated to the purchase price and $42.3 million was deemed compensatory as it was attributable to post acquisition vesting. Of the $42.3 million of total compensation related to the assumed awards, $12.9 million was expensed on the acquisition date due to accelerated vesting of the awards, recognized as Merger-related costs, and $29.4 million relates to future services and will be expensed over the remaining service periods of the unvested awards on a straight-line basis. Of the $29.4 million related to future services, $4.9 million of expense was recognized for the year ended December 31, 2023.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Preliminary Purchase Price Allocation as of September 30, 2023	Measurement Period and Other Adjustments	Purchase Price Allocation as of December 31, 2023 (as adjusted)
Current assets (excluding accounts receivable and inventories)	$158,112	$38	$158,150
Accounts receivable	249,591	(6,912)	242,679
Inventories	570,300	(12,266)	558,034
Property, plant, and equipment	361,118	598	361,716
Operating lease ROU asset	90,457	(32,174)	58,283
Intangible assets	1,222,000	(323,000)	899,000
Other long-term assets	25,973	13,111	39,084
Deferred income taxes	4,837	977	5,814
Total Assets	$2,682,388	$(359,628)	$2,322,760

Current Liabilities	185,175	(1,718)	183,457
Operating lease liabilities, including current portion	109,110	(7,758)	101,352
Business acquisition liabilities, including current portion	66,873	—	66,873
Senior convertible notes	409,500	—	409,500
Deferred income taxes and other tax liabilities	194,553	(16,035)	178,518
Other liabilities	37,496	(23,797)	13,699
Total liabilities	$1,002,707	$(49,308)	$953,399

Fair value of acquired identifiable assets and liabilities	$1,679,681	$(310,320)	$1,369,362

Purchase price	$2,603,836		$2,603,836
Less: Fair value of acquired identifiable assets and liabilities	$(1,679,681)		$(1,369,362)
Goodwill	$924,155		$1,234,475

The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. The majority of goodwill is non-deductible for tax purposes. During the year ended December 31, 2023, total transaction costs incurred in connection with the Merger were $49.8 million. These transaction costs were recognized as acquisition-related costs in the consolidated statements of operations and comprehensive income.

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

The preliminary fair value of the operating lease ROU asset utilizes a market approach in determination of the measured asset. The preliminary fair value of the operating lease liability utilizes a discounted cost approach in determination of the measured liability.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of NuVasive’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of
(In thousands)	December 31, 2023	Useful Life
Developed Technology	$607,000	8
Customer Relationships	292,000	11

Preliminary fair value of the 2025 Notes was determined using the publicly traded price.

NuVasive’s results have been included in the Company’s financial statements for the period subsequent to the date of the acquisition on September 1, 2023. NuVasive contributed revenues of $414.9 million, for the period from September 1, 2023 to December 31, 2023. Due to the continuing integration of NuVasive’s operations into the Company, it is impractical to determine NuVasive’s net income/loss during the period, which is included in the Company’s Net Income.

Supplemental Unaudited Pro Forma Information

The following are the supplemental consolidated financial results of Globus and NuVasive on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of fiscal year 2022.

	Year Ended
	December 31,
(In thousands)	2023	2022
Pro forma net sales	$2,395,812	$2,224,785
Pro forma net income	121,017	(27,281)

The unaudited pro forma net income for the year ended December 31, 2023 was adjusted to exclude $111.4 million of acquisition-related costs incurred in 2023. The unaudited pro forma net income for the year ended December 31, 2022, was adjusted to include the aforementioned charges.

NOTE 4. NET SALES

The following table represents net sales by product category:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Musculoskeletal Solutions	$1,448,260	$926,703	$876,780
Enabling Technologies	120,216	96,140	81,322
Total net sales	$1,568,476	$1,022,843	$958,102

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities is as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$11,210	$—	$(224)	$10,986
Corporate debt securities	38,416	—	(853)	37,563
Government, federal agency, and other sovereign obligations	2,004	—	(56)	1,948
Total short-term marketable securities	$51,630	$—	$(1,133)	$50,497

Long-term:
Municipal bonds	$7,180	$—	$(109)	$7,071
Corporate debt securities	21,707	—	(432)	21,275
Asset-backed securities	17,499	—	(338)	17,161
Government, federal agency, and other sovereign obligations	30,363	—	(442)	29,921
Total long-term marketable securities	$76,749	$—	$(1,321)	$75,428

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$83,279	$9	$(1,680)	$81,608
Corporate debt securities	187,174	2	(3,438)	183,738
Commercial paper	5,583	—	(1)	5,582
Asset-backed securities	4,200	—	(181)	4,019
Government, federal agency, and other sovereign obligations	21,102	1	(458)	20,645
Total short-term marketable securities	$301,338	$12	$(5,758)	$295,592

Long-term:
Municipal bonds	$61,986	$44	$(1,549)	$60,481
Corporate debt securities	268,524	72	(8,947)	259,649
Asset-backed securities	120,929	217	(2,795)	118,351
Government, federal agency, and other sovereign obligations	58,453	18	(1,100)	57,371
Total long-term marketable securities	$509,892	$351	$(14,391)	$495,852

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of December 31, 2023 and 2022, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table represents the fair value of assets and liabilities, as of December 31, 2023 and 2022, respectively included the following:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$203,689	$203,689	$—	$—
Municipal bonds	18,057	—	18,057	—
Corporate debt securities	58,838	—	58,838	—
Asset-backed securities	17,161	—	17,161	—
Government, federal agency, and other sovereign obligations	31,869	2,928	28,941	—
2025 Hedge	687	—	687	—
Liabilities:
Senior Convertible Notes due 2025	417,363	417,363	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	687	—	687	—
Business acquisition liabilities	139,358	—	—	139,358

(In thousands)	Balance at December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,655	$17,655	$—	$—
Municipal bonds	142,089	—	142,089	—
Corporate debt securities	443,387	—	443,387	—
Commercial paper	5,582	—	5,582	—
Asset-backed securities	122,370	—	122,370	—
Government, federal agency, and other sovereign obligations	78,016	—	78,016	—

Liabilities:
Business acquisition liabilities	68,258	—	—	68,258

Our marketable securities are classified as Level 2 within the fair value hierarchy, as we measure their fair value using quoted market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

The bifurcated conversion option and 2025 Hedge are classified as Level 2 within the fair value hierarchy, based on implied equity volatility. The estimated fair value of the 2025 Notes, inclusive of the embedded conversion option, at December 31, 2023 was $418.0 million. The fair value was determined based on the quoted price of the 2025 Notes in an active market on the last trading day of the reporting period and has been classified as Level 1 within the fair value hierarchy.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.0%	-	5.5%	2.7%
Revenue volatility	12.5%	-	15.8%	13.9%
Discount rate	5.9%	-	8.5%	6.6%
Projected year of payment	2024	-	2032

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the years ended December 31, 2023 and 2022, respectively included the following:

	Year Ended
	December 31,
(In thousands)	2023	2022
Beginning balance	$68,258	$70,525
Purchase price contingent consideration	66,873	4,414
Contingent cash payments	(11,044)	(9,787)
Contingent RSU grants	(1,925)	(1,986)
Changes in fair value of business acquisition liabilities	17,434	5,132
Contractual payable reclassification	(238)	(40)
Ending balance	$139,358	$68,258

We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Some of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange gains/(losses), which include gains and losses from derivative instruments, were $14.1 million and ($1.0) million for the year ended December 31, 2023 and December 31, 2022, respectively, and are included in other expense, net in the Consolidated Statements of Operations and Comprehensive Income.

To manage foreign currency exposure risks, we may use derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of December 31, 2023, a notional principal amount of $10.0 million was outstanding to hedge currency risk relative to our foreign currency-denominated receivables and payables. Derivative instrument net losses on our forward exchange contracts were $0.1 million as of December 31, 2023 and are included in other expense, net in the Consolidated Statements of Operations and Comprehensive Income. The fair value of the forward exchange contract derivative instrument asset (liability) was di minimis as of December 31, 2023. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

NOTE 7. INVENTORIES

Inventories as of December 31, 2023 and 2022, respectively included the following:

	December 31,
(In thousands)	2023	2022
Raw materials	$103,349	$60,324
Work in process	37,321	18,699
Finished goods	707,465	219,958
Total inventories	$848,135	$298,981

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the NuVasive Merger, a step-up in the value of inventory of $202.6 million was recorded, which was composed of $3.0 million for work in process and $199.6 million for finished goods. The amortization of the inventory step-up recorded in product cost of sales was $71.7 million for the year ended December 31, 2023, respectively. As of December 31, 2023, the total remaining balance of inventory step-up was $131.1 million.

During years ended December 31, 2023, 2022, and 2021, net adjustments to cost of sales related to excess and obsolete inventory were $10.9 million, $6.4 million, and $6.1 million, respectively. The net adjustments for the years ended December 31, 2023, 2022, and 2021 reflect a combination of additional expense for excess and obsolete related provisions ($18.1 million, $18.5 million, and $20.2 million, respectively) offset by sales and disposals ($7.2 million, $12.1 million, and $14.1 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022, respectively included the following:

	Useful	December 31,	December 31,
(In thousands)	Life	2023	2022
Land	—	$9,748	$8,277
Buildings and improvements	31.5	102,449	51,510
Equipment	5-15	206,392	148,803
Instruments, modules, and cases	5	672,018	360,078
Other property and equipment	3-5	22,020	18,097
		1,012,627	586,765
Less: accumulated depreciation and amortization		(425,695)	(343,036)
Total		$586,932	$243,729

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Depreciation	$93,702	$50,517	$51,342

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the years ended December 31, 2023 and 2022, respectively included the following:

(In thousands)
December 31, 2021	$179,708
Additions and adjustments	18,799
Foreign exchange	(1,036)
December 31, 2022	197,471
Additions and adjustments	1,235,890
Foreign exchange	1,179
December 31, 2023	$1,434,540

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets as of December 31, 2023 included the following:

		December 31, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,667)	$333
Customer relationships & other intangibles	10.6	353,849	(54,871)	298,978
Developed technology	8.0	695,226	(74,636)	620,590
Patents	16.1	9,266	(4,564)	4,702
Total intangible assets		$1,062,341	$(137,738)	$924,603

Intangible assets as of December 31, 2022 included the following:

		December 31, 2022
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,267)	$733
Customer relationships & other intangibles	8.7	62,324	(41,651)	20,673
Developed technology	8.0	75,087	(37,984)	37,103
Patents	16.1	8,885	(3,820)	5,065
Total intangible assets		$150,296	$(86,722)	$63,574

The following table summarizes amortization of intangible assets for future periods as of December 31, 2023:

(In thousands)	Annual Amortization
2024	$118,084
2025	113,798
2026	110,354
2027	109,249
2028	105,783
Thereafter	367,336
Total	$924,603

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of December 31, 2023 and 2022, respectively included the following:

	December 31,
(In thousands)	2023	2022
Compensation and other employee-related costs	$140,817	$53,352
Legal and other settlements and expenses	9,335	5,564
Accrued non-income taxes	23,726	10,029
Royalties	10,130	4,375
Rebates	27,605	10,501
Other	28,847	8,348
Total accrued expenses	$240,460	$92,169

NOTE 11. DEBT

The carrying values of the Company’s 2025 Notes, acquired in the Merger, as of December 31, 2023, were as follows:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31,
(In thousands)	2023
0.375% Senior Convertible Notes due 2025:
Principal	$449,987
Unamortized fair value adjustment for acquisition accounting	33,275
0.375% Senior Convertible Notes due 2025	416,712
Embedded Conversion Option	687
Debt, net of unamortized fair value adjustments for acquisition accounting	$417,400

December 31,
2023
Interest expense:
Contractual coupon interest	$364
Amortization of fair value adjustments for acquisition accounting	9,076
Total interest expense recognized on Senior Convertible Notes due 2025	$9,439

Effective interest rates:
Senior Convertible Notes due 2025	6.8%

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the Revolving Credit Facility) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of December 31, 2023, we have not borrowed under the September 2023 Credit Agreement and we are compliance with all covenants.

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

Pursuant to the First Supplemental Indenture, the 2025 Notes are convertible into the Company’s Class A common stock at a conversion rate of 8.0399 shares per $1,000 principal amount of 2025 Notes, which is equivalent to a conversion price of approximately $124.38 per share, subject to adjustments. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. Pursuant to the terms of the First Supplemental Indenture, Globus agreed to guarantee NuVasive’s obligations under the Indenture. The 2025 Notes bear interest at a rate of 0.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2025 Notes mature on March 15, 2025, unless earlier converted, redeemed, or repurchased in accordance with their terms.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Upon the initial recognition of the 2025 Notes pursuant to the purchase accounting for the Merger, the embedded conversion feature does not meet the equity scope exception described in ASC 815-40, Contracts in Entity’s Own Equity. The embedded conversion feature is bifurcated and presented as a liability on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as other income/(expense). The Company recognized, at Merger closing, the embedded conversion feature at fair value of $1.7 million and allocated the residual $407.8 million of the 2025 Notes fair value to the host debt instrument. As of the December 31, 2023, the fair value of the embedded conversion feature was $0.7 million. As a result of the Merger and recognizing the fair value of the 2025 Notes, along with the embedded conversion feature, as of the acquisition date, the Company recorded $42.2 million debt discount to be accreted as interest expense over the life of the notes.

2025 Hedge

On September 1, 2023, in connection with the closing of the Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to 2025 Hedge pursuant to which NuVasive purchased options from such dealers exercisable into its own common stock in connection with the sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the 2025 Hedge is exercisable into Globus Class A common stock in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Hedge. Subject to the amended 2025 Hedge, the Company is entitled to purchase up to 3,617,955 shares of the Company’s Class A common stock at a strike price of $124.38. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025 and is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedge.

In accordance with ASC 805, the Company recognized the 2025 Hedge at an acquisition date fair value of $1.7 million. The 2025 Hedge does not meet the equity scope exception described in ASC 815-40, Contract in Entity’s Own Equity, and will be presented as asset on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as other income/(expense). As of December 31, 2023, the fair value of the 2025 Hedge is $0.7 million recorded within the Other Assets with the consolidated balance sheet. An assumed exercise of the 2025 Hedge by NuVasive is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025 Warrants

On September 1, 2023, in connection with the closing of the Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to the 2025 Warrants, pursuant to which NuVasive sold warrants to such dealers for its own common stock in connection with the initial sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the warrants are exercisable into Globus Class A common stock in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Warrants. Subject to the amended 2025 Warrants, the holders of the 2025 Warrants are entitled to purchase up to 3,617,955 shares of the Company’s common stock at a strike price of $170.45. The 2025 Warrants will expire on various dates from June 2025 through October 2025 and may be settled in net shares or cash, at the Company’s election.

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

During the year ended December 31, 2023, the Company repurchased a total of 4.3 million shares under this program at an average price of $52.11, for a dollar amount of $225.6 million. As of December 31, 2023, the Company has approximately $275.2 million remaining under the share repurchase program authorized of Class A Common. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased, are immediately retired, as there is no plan to reissue the shares. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

Common Stock

Our amended and restated Certificate of Incorporation provides for a total of 775,000,000 authorized shares of common stock. Of the authorized number of shares of common stock, 500,000,000 shares are designated as Class A Common and 275,000,000 shares are designated as Class B common stock (“Class B Common”).

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2023 and 2022, respectively:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)
Other comprehensive income/(loss) before reclassifications	17,420	1,207	18,627
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(4,189)	—	(4,189)
Other comprehensive income/(loss), net of tax	13,231	1,207	14,438
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2021	$(1,053)	$(5,719)	$(6,772)
Other comprehensive income/(loss) before reclassifications	(18,494)	(3,818)	(22,312)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	4,454	—	4,454
Other comprehensive income/(loss), net of tax	(14,040)	(3,818)	(17,858)
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)

Amounts reclassified from accumulated other comprehensive loss, net of tax, related to unrealized gains/losses on marketable securities were released to other income, net in our consolidated statements of operations and comprehensive income.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
(In thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income/(loss) for basic:	$122,873	$190,169	$149,191
Dilutive potential net income (loss):
Adjusted net income (loss) for diluted	$122,873	$190,169	$149,191

Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	113,087	100,469	100,734
Dilutive stock options, RSUs, and PRSUs	1,543	2,174	2,889
Weighted average shares outstanding for diluted	114,630	102,643	103,623
Earnings per share:
Basic	$1.09	$1.89	$1.48
Diluted	$1.07	$1.85	$1.44

Anti-dilutive stock options and RSUs excluded from the calculation	6,295	3,851	2,139
Anti-dilutive warrants excluded from the calculation	3,618	—	—
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	3,618	—	—
Total	13,531	3,851	2,139

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2023, pursuant to the 2021 Plan, the NuVasive 2014 Plan, and the Ellipse 2015 Plan, there were 9,799,141 shares 2,271,633 shares, and 423,886 shares of Class A Common stock reserved, respectively and 5,152,998 shares, 1,625,088 shares, and 241,048 shares of Class A Common stock available, respectively, for future grants.

Stock Options

Stock option activity during the year ended December 31, 2023 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2022	10,338	$51.86
Granted	1,897	57.51
Exercised	(387)	32.31
Forfeited	(447)	62.92
Outstanding at December 31, 2023	11,401	53.02	6.4	$61,489
Exercisable at December 31, 2023	7,103	49.20	5.3	52,537
Expected to vest at December 31, 2023	4,292	$59.35	8.2	$8,952

The total intrinsic value of stock options exercised was $10.8 million, $26.3 million, and $71.3 million, during the years ended December 31, 2023, 2022, and 2021, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2023			2022			2021
Risk-free interest rate	3.45%	-	4.77%	1.46%	-	4.04%	0.40%	-	1.14%
Expected term (years)	4.7	-	4.8	4.7	-	9.9	4.8
Expected volatility	35.0%	-	38.0%	33.0%	-	35.0%	33.0%	-	34.0%
Expected dividend yield		—%			—%			—%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023, 2022, and 2021 was $21.47, $22.10, and $20.34 per share, respectively.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2023 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2022	60	$67.40
Granted	1,271	54.04
Vested	(477)	—
Forfeited	(34)	—
Outstanding at December 31, 2023	820	$54.98	2.47

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the year ended December 31, 2023 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2022	—	$—
Granted	108	53.61
Vested	(2)	54.10
Forfeited	—	—
Outstanding at December 31, 2023	106	$53.61	2.47

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Stock-based compensation expense	$38,995	$32,810	$30,586
Stock-based compensation expense classified in Acquisition-Related Costs	13,747	—	—
Net stock-based compensation capitalized into inventory	31	657	667
Total stock-based compensation cost	$52,773	$33,467	$31,253

As of December 31, 2023, there was $96.1 million of unrecognized compensation expense related to unvested employee stock options that vest over a weighted average period of three years.

NOTE 14. INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Domestic	$181,752	$247,260	$184,819
Foreign	(16,359)	(4,241)	(4,412)
Total	$165,393	$243,019	$180,407

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$81,504	$60,927	$37,436
State	15,190	12,408	7,688
Foreign	4,075	1,845	3,741
	100,769	75,180	48,865
Deferred:
Federal	(46,217)	(16,429)	(13,535)
State	(6,421)	(3,142)	(2,265)
Foreign	(5,611)	(2,759)	(1,849)
	(58,249)	(22,330)	(17,649)
Total	$42,520	$52,850	$31,216

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended
	December 31,
	2023	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.1	3.0	2.7
Foreign taxes	(0.6)	0.7	1.6
Valuation allowance	0.4	(0.5)	0.1
Domestic production activities deduction	—	—	(0.3)
Tax credits	(3.4)	(1.3)	(1.5)
Compensation expense	(0.9)	(1.2)	(6.6)
Nondeductible expenses	1.3	—	0.5
Foreign inclusions	(0.9)	—	—
Acquisition related charges	4.9	—	—
Other	(0.2)	—	(0.2)
Effective tax rate	25.7%	21.7%	17.3%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Inventory reserve	$27,228	$29,649
Accruals, reserves, and other currently not deductible	37,798	27,608
Stock-based compensation	39,715	20,554
Capitalized R&E	68,832	14,279
Net operating loss carryforwards	128,810	4,182
General business and other credit carryforwards	42,569	—
Lease Liability	22,887	—
Other	30,948	—
Total deferred tax assets	398,787	96,272
Valuation allowance	(190,762)	(5,488)
Total deferred tax assets, net of valuation allowance	208,025	90,784
Deferred tax liabilities:
Depreciation and amortization	(244,348)	(43,718)
Right of Use Asset	(12,370)	—
Total deferred tax liabilities	(256,718)	(43,718)
Net deferred tax assets/(liabilities)	$(48,693)	$47,066

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize a portion of the benefits of these deductible differences at December 31, 2023 and 2022. The Company has established valuation allowances of $190.8 million and $5.5 million at December 31, 2023 and 2022, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets comprised of tax loss carryforwards in various jurisdictions. The increase in the valuation allowance during 2023 is primarily driven by acquired foreign deferred tax assets from the Merger that are not expected to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2023, the Company had $1.3 million, $51.7 million and $376.8 million of federal, state and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards begin to expire in 2026, state net operating loss carryforwards begin to expire in 2023, and foreign net operating losses carry forward indefinitely.

The Company has California research and development income tax credit carryforwards of $41.9 million. The California credits can be carried forward indefinitely. The Company has foreign tax credit carryforwards of $2.8 million which expire beginning in 2027.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of any future ownership changes, the annual limitation of loss and credit carryforwards may cause them to expire before ultimately becoming available to reduce future income tax liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Unrecognized tax benefits at the beginning of the year	$986	$1,052	$1,600
Additions related to current year tax positions	853	—	—
Additions related to prior year tax positions	32,045	50	160
Reductions related to prior year tax positions	(127)	(116)	(708)
Unrecognized tax benefits at the end of the year	$33,757	$986	$1,052

The additions related to current year tax positions for the year ended December 31, 2023 of $0.9 million are primarily related to additional current year reserves. The additions related to the prior year tax positions for the year ended December 31, 2023 of $32.0 million

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are related to the historical positions from the Merger, and recorded using the acquisition method of accounting. The reductions related to prior year tax positions for the year ended December 31, 2023 of $0.1 million are primarily related to the resolution of certain foreign tax positions.

The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

	December 31,
(In thousands)	2023	2022	2021
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$27,601	$1,355	$1,471

The undistributed earnings of our foreign subsidiaries as of December 31, 2023 are immaterial. Due to recent tax reform in the U.S. and favorable treaties between the U.S. and countries in which the Company’s controlled foreign corporations operate, the Company has the ability to repatriate earnings without incurring additional tax liabilities. Accordingly, the Company has not recorded a liability for taxes associated with any future distributions of these undistributed earnings.

Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was immaterial for the years ended December 31, 2023, 2022, and 2021. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2018 as of December 31, 2023.

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION®, COALITION MIS®, COALITION AGX®, CORBEL®, MONUMENT®, MAGNIFY®-S, HEDRON IATM, HEDRON IC®, INDEPENDENCE®, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. As such, we have not recorded a liability, outside of counsel fees, related to this litigation as of December 31, 2023.

NOTE 16. LEASES

The Company leases certain equipment, vehicles, office and storage facilities via various operating and financing lease agreements. Our leases have initial lease terms ranging from one year to seventeen years. Certain lease agreements require the Company to pay taxes, insurance, and maintenance, and provide for options to extend the term beyond the initial lease termination date. We use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and the length of the possible extension. Leases that have terms of less than 12 months are treated as short-term and we do not recognize right-of-use assets or lease liabilities for such leases. We generally estimate discount rates using our incremental borrowing rate, and based on other information available, at commencement date of a lease when determining the present value of future payments, as most of our leases do not provide an implicit rate. The Company has security deposits recorded and maintained in Other Assets totaling $1.5 million as of December 31, 2023.

The Company includes financing lease right-of-use assets in other assets, short-term financing lease liabilities in accrued expenses, and long-term financing lease liabilities in other liabilities on the consolidated balance sheet. Operating lease expense is recognized on a

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

straight-line basis over the term of the lease as a component of operating income on the consolidated statement of operations and comprehensive income. Finance leases amortize the right-of-use assets and amortize the interest on the lease liability over the term of the lease.

Amounts reported in the consolidated balance sheet were as follows:

	December 31,	December 31,
(In thousands)	2023	2022
Asset:
Operating lease right-of-use asset	$59,931	$5,988
Finance lease right-of-use asset	797	-
Total leased assets	$60,728	$5,988

Liabilities:
Current:
Operating lease liability	11,967	2,536
Finance lease liability	475	-
Long-term:
Operating lease liability	91,037	3,475
Finance lease liability	337	-
Total lease liabilities	$103,816	$6,011

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations:

	Twelve Months Ended
	December 30,
(In thousands)	2023	2022
Lease expense:
Operating lease expense	$19,471	$2,588
Finance lease expense:
Depreciation of right-of-use asset	903	-
Interest expense on lease liabilities	67	-
Total lease expense	$20,441	$2,588

Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows:

(In thousands)	Finance Leases	Operating Leases
2024	$498	$18,336
2025	182	14,931
2026	170	13,431
2027	—	12,352
2028	—	11,281
Thereafter	—	74,018
Total minimum lease payments	$850	$144,350
Less: amount representing interest	(38)	(41,346)
Present value of obligations under leases	812	103,004
Less: current portion	(475)	(11,967)
Long-term lease obligations	$337	$91,037

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the Company’s supplemental cash flow information and assumptions used:
	December 31,	December 31,	December 31,
(In thousands, except weighted average lease term and discount rate)	2023	2022	2021
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$19,773	$2,545	$1,743
Operating cash flows for finance leases	67	—	—
Financing cash flows for finance leases	913	—	—
Total cash paid for amounts included in the measurement of lease liabilities	$20,753	$2,545	$1,743

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,043	$1,915	$1,436
Financing leases	$-	$-	$-
Weighted-average remaining lease term
Operating leases	14.9	2.4	1.8
Financing leases	2.6	-	-
Weighted-average discount rate
Operating leases	8.3%	3.5%	2.7%
Financing leases	4.4%	-	-

NOTE 17. RETIREMENT BENEFIT PLANS

We sponsor 401(k) Plans covering all eligible U.S. employees, and a retirement plan for all eligible Puerto Rico employees. Under the 401(k) Plans, we make matching contributions ranging from 3% to 4% of the employee’s compensation for the period.

Additionally, we contribute to various foreign retirement benefit plans required by local law or coordinated with government sponsored plans which cover many of our international employees. The benefits offered under these plans are reflective of local customs and practices in the countries concerned.

Company contributions to these retirement plans were as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
401(k) and other retirement plan contributions	$10,525	$7,154	$6,588

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an organization for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We have identified two operating segments, Musculoskeletal Solutions and Enabling Technologies, based on how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. We aggregate these operating segments into one reportable segment, based on conclusions reached after considering the factors including economic similarity, customer base, regulatory environment, production processes, nature of services and products provided, and our comprehensive approach to product development and offerings targeting patient needs through procedural-based solutions.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents total net sales and property and equipment, net by geographic area, based on the location of the customer for the years ended December 31, 2023, 2022 and 2021, respectively:

	Net Sales			Property and Equipment, Net
	Year Ended			Year Ended
	December 31,			December 31,
(In thousands)	2023	2022	2021	2023	2022
United States	$1,279,765	$871,939	$819,571	$527,332	$237,680
International	288,711	150,904	138,531	59,600	6,049
Total	$1,568,476	$1,022,843	$958,102	$586,932	$243,729

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

Management of Globus is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has performed its assessment of our internal control over financial reporting according to the guidelines established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”). Management excluded NuVasive from its assessment of internal control over financial reporting, as it was not possible to conduct an assessment of NuVasive’s internal control over financial reporting in the period between the Merger date and the date of management’s assessment. NuVasive accounted for approximately 26% of total assets as of December 31, 2023, and 26% of the total revenue for the year ended December 31, 2023.

Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2023, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023 as stated in their report that is included in Item 8 of this Form 10-K.

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

Item 9B. Other Information

On December 14, 2023, David D. Davidar, Director, adopted a trading arrangement for the sale of securities of the Company’s Class A common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Davidar’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of March 14, 2025 or the sale of all shares subject to the plan, provides for the sale of up to 70,000 shares of Class A common stock pursuant to the terms of the plan.

On December 14, 2023, The Davidar Family Irrevocable Trust, whose shares are beneficially owned by David D. Davidar, adopted a Rule 10b5-1 Trading Plan.  The Davidar Family Irrevocable Trust’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of March 14, 2025 or the sale of all shares subject to the plan, provides for the sale of up to 40,000 shares of Class A common stock pursuant to the terms of the plan.

On December 14, 2023, Leslie V. Norwalk, Director, adopted a Rule 10b5-1 Trading Plan to sell $550,000 worth of the Company’s Class A common stock on a date certain after the 90-day cooling-off period set forth in the plan, and, separately, up to 1,000 shares of Company common stock over a period beginning on March 15, 2024 and ending on December 31, 2024, subject to certain conditions.

On December 15, 2023, Keith W. Pfeil, the Company’s Chief Operating Officer and Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan. Mr. Pfeil’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of March 15, 2025 or the sale of all shares subject to the plan, provides for the sale of up to 99,376 shares of Class A common stock pursuant to the terms of the plan.

PART III

Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.

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

The other information required by this Item 10 will be set forth in the Company’s proxy statement for its 2024 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth in the Company’s proxy statement for its 2024 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s proxy statement for its 2024 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth in the Company’s proxy statement for its 2024 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s proxy statement for its 2024 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

(In thousands)	Beginning of period	Charged to expenses	Write-offs	End of period
Year ended December 31, 2021	$4,408	$1,200	$(646)	$4,962
Year ended December 31, 2022	4,962	$(1)	$(237)	$4,724
Year ended December 31, 2023	$4,724	$3,658	$552	$8,934

Deferred tax valuation allowance:

		Additions		Deductions
(In thousands)	Beginning of period	Charged to expenses	Charged to other accounts	Other deductions	End of period
Year ended December 31, 2021	$6,487	$107	$—	$—	$6,594
Year ended December 31, 2022	6,594	$(1,106)	$—	$—	$5,488
Year ended December 31, 2023	$5,488	$8,301	$176,974	$—	$190,763

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item
2.1

Agreement and Plan of Merger, dated as of February 8, 2023, by and among NuVasive, Inc., Globus Medical, Inc. and Zebra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Globus Medical, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2023)

3.1

Amended and Restated Certificate of Incorporation of Globus Medical, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed on August 2, 2012).

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

3.4	Amended and Restated Bylaws of Globus Medical, Inc. effective as of May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Form 10-Q/A filed on May 2, 2019).
3.5	Amendment to Bylaws effective as of July 31, 2021 (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on August 4, 2021).
4.1	Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed on July 16, 2012).
4.2*	Description of Securities of the Registrant.
4.3	Indenture, dated as of March 2, 2020, between NuVasive and the Trustee (incorporated by reference to Exhibit 4.1 to NuVasive, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).
4.4

First Supplemental Indenture, dated as of September 1, 2023, among Globus, NuVasive and the Trustee (incorporated by reference to Exhibit 4.2 to Globus Medical, Inc.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.5	Form of 0.375% Convertible Senior Note due 2025 (incorporated by reference to NuVasive, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020)
10.1	Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
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

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.5	Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed on May 8, 2012).
10.6	Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 4, 2016).
10.7	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Kelly Huller (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 5, 2020).
10.8	Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Keith Pfeil (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 5, 2020).
10.9	Globus Medical, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2023).
10.10	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.5 to our Form S-8 filed on December, 16, 2021).
10.11	Globus Medical, Inc. 2021 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.6 to our Form S-8 filed on December, 16, 2021).
10.12	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 99.7 to our Form S-8 filed on December, 16, 2021).
10.13	Globus Medical, Inc. 2021 Equity Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.8 to our Form S-8 filed on December, 16, 2021).

10.14	Indenture, dated as of March 2, 2020, between NuVasive and the Trustee (incorporated by reference to Exhibit 4.1 to NuVasive, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).
10.15

First Supplemental Indenture, dated as of September 1, 2023, among Globus, NuVasive and the Trustee (incorporated by reference to Exhibit 4.2 to Globus Medical, Inc.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.16

Credit Agreement, dated as of September 27, 2023, by and among the Company, U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, and Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to Globus Medical, Inc.'s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.17

Guaranty, dated as of September 27, 2023, by and among U.S. Bank National Association, as administrative agent, and NuVasive, Inc., NuVasive Clinical Services Monitoring, Inc. and Branch Medical Group, as guarantors (incorporated by reference to Exhibit 10.2 to Globus Medical, Inc.'s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.18

2014 Equity Incentive Plan (incorporated by reference to Exhibit A to NuVasive Inc.'s Definitive Proxy Statement filed with the Commission on March 27, 2014) (incorporated by reference to Exhibit 10.5 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.19	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to NuVasive Inc.'s Registration Statement on Form S-8 filed with the Commission on February 11, 2016).
10.20

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on August 29, 2017).

10.21

Confirmation for base call option transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.22

Confirmation for base call option transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.23

Confirmation for base call option transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.24

Confirmation for base call option transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.25

Confirmation for base call option transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.26

Confirmation for base warrant transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.27

Confirmation for base warrant transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.28

Confirmation for base warrant transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.29

Confirmation for base warrant transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.30

Confirmation for base warrant transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the Commission on March 2, 2020).

10.31

Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company (incorporated by reference to Exhibit 10.18 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.32

Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company (incorporated by reference to Exhibit 10.19 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.33

Warrant Amendment Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company (incorporated by reference to Exhibit 10.20 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.34

Warrant Guarantee Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company (incorporated by reference to Exhibit 10.21 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.35

Bond Hedge Amendment Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to Exhibit 10.22 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.36

Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to Exhibit 10.23 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.37

Warrant Amendment Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to Exhibit 10.24 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.38

Warrant Guarantee Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to Exhibit 10.25 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.39

Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to Exhibit 10.26 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.40

Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to Exhibit 10.27 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.41

Warrant Amendment Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to Exhibit 10.28 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.42

Warrant Guarantee Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to Exhibit 10.29 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.43

Bond Hedge Amendment Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company (incorporated by reference to Exhibit 10.30 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.44

Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company (incorporated by reference to Exhibit 10.31 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.45

Warrant Amendment Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company (incorporated by reference to Exhibit 10.32 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.46

Warrant Guarantee Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company (incorporated by reference to Exhibit 10.33 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.47

Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company (incorporated by reference to Exhibit 10.34 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.48

Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company (incorporated by reference to Exhibit 10.35 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.49

Warrant Amendment Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company (incorporated by reference to Exhibit 10.36 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.50

Warrant Guarantee Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company (incorporated by reference to Exhibit 10.37 to Globus Medical, Inc.'s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm – Deloitte & Touche LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Globus Compensation Recoupment Policy
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
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

GLOBUS MEDICAL, INC.

Dated:	February 20, 2024	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	February 20, 2024	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer and Chief Operating Officer
Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DANIEL T. SCAVILLA	President and Chief Executive Officer	February 20, 2024
Daniel T. Scavilla	(Principal Executive Officer)
and Director

/s/ KEITH PFEIL	Chief Financial Officer and Chief Operating Officer	February 20, 2024
Keith Pfeil	Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)

/s/ DAVID C. PAUL	Executive Chairman and Director	February 20, 2024
David C. Paul

/s/ DAVID D. DAVIDAR	Director	February 20, 2024
David D. Davidar

/s/ ROBERT DOUGLAS	Director	February 20, 2024
Robert Douglas

/s/ DANIEL T. LEMAITRE	Director	February 20, 2024
Daniel T. Lemaitre

/s/ ANN D. RHOADS	Director	February 20, 2024
Ann D. Rhoads

/s/ JAMES R. TOBIN	Director	February 20, 2024
James R. Tobin

/s/ STEPHEN T. ZARRILLI	Director	February 20, 2024
Stephen T. Zarrilli

/s/ JOHN A. DEFORD	Director	February 20, 2024
John A. DeFord

/s/ DANIEL J. WOLTERMAN	Director	February 20, 2024
Daniel J. Wolterman

/s/ LESLIE V. NORWALK	Director	February 20, 2024
Leslie V. Norwalk