Form 10-Q
period 2024-03-31
GLOBUS MEDICAL INC
filed 2024-05-07
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of May 3, 2024 was 135,057,360 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share values)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$354,062	$467,292
Short-term marketable securities	80,408	50,497
Accounts receivable, net of allowances of $11,527 and $8,934, respectively	534,333	503,235
Inventories	816,196	848,135
Prepaid expenses and other current assets	43,209	44,580
Income taxes receivable	366	1,635
Total current assets	1,828,574	1,915,374
Property and equipment, net of accumulated depreciation of $447,122 and $425,695, respectively	578,887	586,932
Operating lease right of use assets	56,347	59,931
Long-term marketable securities	51,256	75,428
Intangible assets, net	888,208	924,603
Goodwill	1,451,106	1,434,540
Other assets	78,216	78,590
Deferred income taxes	11,018	10,685
Total assets	$4,943,612	$5,086,083

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,487	$56,671
Accrued expenses	210,011	240,460
Operating lease liabilities	11,749	11,967
Income taxes payable	43,058	3,845
Senior convertible notes	424,044	—
Business acquisition liabilities	29,649	61,035
Deferred revenue	17,077	18,369
Payable to broker	249	—
Total current liabilities	786,324	392,347
Business acquisition liabilities, net of current portion	81,661	78,323
Operating lease liabilities	89,809	91,037
Senior convertible notes	—	417,400
Deferred income taxes and other tax liabilities	39,952	84,421
Other liabilities	23,505	24,596
Total liabilities	1,021,251	1,088,124

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 112,626,136 and 113,905,565 shares at March 31, 2024 and December 31, 2023, respectively	113	114
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at March 31, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	2,886,436	2,870,749
Accumulated other comprehensive income/(loss)	(11,045)	(10,192)
Retained earnings	1,046,835	1,137,266
Total equity	3,922,361	3,997,959
Total liabilities and equity	$4,943,612	$5,086,083

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Net sales	$606,666	$276,688
Cost of sales	241,487	70,825
Gross profit	365,179	205,863

Operating expenses:
Research and development	57,268	21,082
Selling, general and administrative	248,710	122,416
Provision for litigation, net	(31)	—
Amortization of intangibles	29,676	4,601
Acquisition-related costs	2,418	1,361
Restructuring Costs	19,141	—
Total operating expenses	357,182	149,460

Operating income/(loss)	7,997	56,403

Other income/(expense), net
Interest income/(expense), net	(1,894)	6,497
Foreign currency transaction gain/(loss)	(15,371)	212
Other income/(expense)	710	77
Total other income/(expense), net	(16,555)	6,786

Income/(loss) before income taxes	(8,558)	63,189
Income tax provision/(benefit)	(1,441)	14,060

Net income/(loss)	$(7,117)	$49,129

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	379	4,298
Foreign currency translation gain/(loss)	(1,232)	910
Total other comprehensive income/(loss), net of tax	(853)	5,208
Comprehensive income/(loss)	$(7,970)	$54,337

Earnings per share:
Basic	$(0.05)	$0.49
Diluted	$(0.05)	$0.48
Weighted average shares outstanding:
Basic	135,358	100,279
Diluted	135,358	102,196

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
Stock-based compensation	—	—	—	—	17,281	—	—	17,281
Grant of contingent restricted stock units	—	—	—	—	336	—	—	336
Exercise of stock options	112	—	—	—	3,413	—	—	3,413
Issuance of Class A common stock under employee and director equity option plans, net	205	—	—	—	(5,343)	—	—	(5,343)
Comprehensive income/(loss)	—	—	—	—	—	(853)	(7,117)	(7,970)
Repurchase and retirement of common stock	(1,597)	(1)	—	—	—	—	(83,314)	(83,315)
Balance at March 31, 2024	112,626	$113	22,430	$22	$2,886,436	$(11,045)	$1,046,835	$3,922,361

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	9,032	—	—	9,032
Grant of contingent restricted stock units	—	—	—	—	219	—	—	219
Exercise of stock options	143	—	—	—	4,859	—	—	4,859
Comprehensive income/(loss)	—	—	—	—	—	5,208	49,129	54,337
Balance at March 31, 2023	77,905	$78	22,430	$22	$645,062	$(19,422)	$1,289,080	$1,914,820

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$(7,117)	$49,129
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	12,613	—
Depreciation and amortization	55,261	18,108
Amortization of premiums on marketable securities	24	482
Provision for excess and obsolete inventory	3,914	2,055
Amortization of inventory fair value step up	53,670	—
Amortization of 2025 Note fair value step up	6,658	—
Stock-based compensation expense	17,260	8,953
Allowance for doubtful accounts	2,968	810
Change in fair value of business acquisition liabilities	(165)	(446)
Change in deferred income taxes	(45,091)	(3,979)
(Gain)/loss on disposal of assets, net	34	81
Payment of business acquisition-related liabilities	(16,115)	(772)
Net (gain)/loss from foreign currency adjustment	11,191	—
(Increase) decrease in:
Accounts receivable	(36,393)	(9,861)
Inventories	(8,986)	(22,470)
Prepaid expenses and other assets	1,778	836
Increase (decrease) in:
Accounts payable	(5,753)	3,916
Accrued expenses and other liabilities	(33,881)	(9,969)
Income taxes payable/receivable	40,517	16,440
Net cash provided by/(used in) operating activities	52,387	53,313
Cash flows from investing activities:
Purchases of marketable securities	(8,017)	(69,141)
Maturities of marketable securities	85	85,546
Sales of marketable securities	2,565	13,240
Purchases of property and equipment	(28,568)	(15,991)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(12,649)	(2,662)
Net cash provided by/(used in) investing activities	(46,584)	10,992
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(30,475)	(1,919)
Net proceeds from exercise of stock options	3,413	4,859
Payments related to tax withholdings for share-based compensation	(5,343)	—
Repurchase of common stock	(83,316)	—
Net cash provided by/(used in) financing activities	(115,721)	2,940
Effect of foreign exchange rates on cash	(3,312)	(26)
Net increase/(decrease) in cash and cash equivalents	(113,230)	67,219
Cash and cash equivalents at beginning of period	467,292	150,466
Cash and cash equivalents at end of period	$354,062	$217,685

Supplemental disclosures of cash flow information:
Income taxes paid, net	$1,967	$1,724
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5,426	$6,493

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment options. With numerous products launched since the founding of the Company, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies, and surgical approaches.

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

(b) NuVasive Merger

On September 1, 2023, the Company merged with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into NuVasive (the “Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Merger, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A Common Stock, and the right to receive cash in lieu of fractional shares. Refer to Note 3, Asset acquisitions and Business Combinations for further information.

Globus Medical was deemed to be the accounting acquirer of NuVasive for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, prior periods within these condensed consolidated financial statements may not be comparable.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of March 31, 2024, and results of operations for the three months ended March 31, 2024. The results of operations for any interim period may not be indicative of results for the full year.

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

Variable Interest Entities

We provide intraoperative neuromonitoring (“IONM”) services through various majority-owned or controlled subsidiaries, which collectively conduct business as NuVasive Clinical Services. In providing IONM services to surgeons and healthcare facilities across the U.S., the Company maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and therefore, the accompanying consolidated financial statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financial statements. The creditors of the PCs have claims only to the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

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

(e) Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies. Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, unique instruments, and neuromonitoring services, used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. For our IONM services, revenue is recognized in the period the service is performed, which can be either at a point in time or over time, depending on how the performance obligation is defined for the amount of consideration expected to be received. Our policy is to classify shipping and handling costs billed to customers as sales and the related expenses as cost of sales.

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

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period. For the three months ended March 31, 2024, there was an immaterial amount of revenue recognized from previously deferred revenue.

(f) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities, and corporate debt securities are stated at fair value.

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of March 31, 2024. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our condensed consolidated balance sheets, and changes in the fair value of contingent consideration are recognized in acquisition-related costs in the condensed consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit (“RSU”) grants are recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

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

During the three months ended March 31, 2024, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

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

(n) Acquisition-Related Costs

Acquisition-related costs represents the change in fair value of business acquisition-related contingent consideration and specific costs related to the consummation of the acquisition process such as banker fees, legal fees and other acquisition-related professional fees.

(o) Restructuring Costs

Restructuring costs represent costs associated with the 2024 Synergy Plan. This plan was designed to optimize the organizational structure, merge synergies and leverage the strength of both commercial organizations. As a result of aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives; the Company also recorded employee separation charge and one-time termination benefits.

(p) Accounts Receivable and Related Valuation Accounts

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

(q) Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision-making utility of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. This update is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

(r) Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about contractual restrictions, including the nature and remaining duration of such restrictions. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company adopted ASU No. 2022-03 as of January 1, 2024. The adoption did not have any material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted ASU No. 2021-08 as of January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the first quarter of 2024, the company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASU 2017-1. At the date of the acquisitions, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million contingent consideration which is payable upon meeting the Good Manufacturing Process milestones and consideration contingent upon the developed products obtaining approval from the U.S. Food and Drug Administration for $10.0 million. Contingent consideration will not be recorded in this asset acquisition until the milestone is met.

Business Combinations

During the first quarter of 2024, the Company completed one acquisition that was not material to the overall condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.5 million of cash paid at closing and $19.1 million of contingent consideration payments, resulting in goodwill of $17.9 million and reacquired rights of $1.8 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

During the first quarter of 2023, the Company completed one acquisition that was not material to the condensed consolidated financial statements and has been included in our financial statements from the date of acquisition. The purchase price consisted of approximately $1.4 million of cash. The Company recorded identifiable assets of $0.4 million of instruments and $1.0 million of inventory.

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

During the second quarter of 2022, the Company completed one acquisition that was not material to the overall condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.2 million of cash paid at closing and $4.4 million of contingent consideration payments, resulting in goodwill of $4.6 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

NuVasive Merger

On September 1, 2023, the Company merged with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into NuVasive (the “Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Merger, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A Common Stock, and the right to receive cash in lieu of fractional shares.

As part of the Merger, the Company assumed equity awards for certain NuVasive RSUs and NuVasive PRSUs in accordance with the terms of the Merger Agreement. Certain awards included a change in control provision (single trigger) which accelerated the vesting of the awards on the closing date of the Merger. These awards were considered as part of the total purchase price. The unvested awards will continue to vest in accordance with the terms of the original award agreement, except for certain PRSUs that were converted into RSUs. Once vested, the holders will receive shares of the Company’s Class A Common Stock. Of the total consideration for the assumed equity awards, $28.6 million was allocated to the purchase price and $42.3 million was deemed compensatory as it was attributable to post acquisition vesting. Of the $42.3 million of total compensation related to the assumed awards, $12.9 million was expensed on the acquisition date due to accelerated vesting of the awards, recognized as Merger related costs, and $29.4 million relates to future services and will be expensed over the remaining service periods of the unvested awards on a straight-line basis. Of the $29.4 million related to future services, $7.5 million of expense was recognized for the year ended March 31, 2024.

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

We accounted for the Merger using the acquisition method of accounting, which requires the NuVasive assets and liabilities to be recorded on our balance sheet at fair value as of the acquisition date. We will complete a final determination of the fair value of certain assets and liabilities within the one-year measurement period from the date of the acquisition as required by FASB ASC Topic 805, “Business Combinations”. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations, and assumptions that are subject to change as the Company obtains additional information during the measurement period.  The following table summarizes the preliminary purchase price allocation for the Merger as of September 30, 2023:

(In thousands)	Preliminary Purchase Price Allocation as of September 1, 2023	Measurement Period and Other Adjustments	Purchase Price Allocation as of March 31, 2024 (as adjusted)
Current assets (excluding accounts receivable and inventories)	$158,112	$38	$158,150
Accounts receivable	249,591	(6,912)	242,679
Inventories	570,300	(12,266)	558,034
Property, plant, and equipment	361,118	598	361,716
Operating lease ROU asset	90,457	(32,174)	58,283
Intangible assets	1,222,000	(323,000)	899,000
Other long-term assets	25,973	13,111	39,084
Deferred income taxes	4,837	977	5,814
Total Assets	$2,682,388	$(359,628)	$2,322,760

Current Liabilities	185,175	(1,718)	183,457
Operating lease liabilities, including current portion	109,110	(7,758)	101,352
Business acquisition liabilities, including current portion	66,873	—	66,873
Senior convertible notes	409,500	—	409,500
Deferred income taxes and other tax liabilities	194,553	(16,035)	178,518
Other liabilities	37,496	(23,797)	13,699
Total liabilities	$1,002,707	$(49,308)	$953,399

Fair value of acquired identifiable assets and liabilities	$1,679,681	$(310,320)	$1,369,361

Purchase price	$2,603,836		$2,603,836
Less: Fair value of acquired identifiable assets and liabilities	(1,679,681)		(1,369,361)
Goodwill	$924,155		$1,234,475

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

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of NuVasive’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of
(In thousands)	March 31, 2024	Useful Life
Developed Technology	$607,000	8
Customer Relationships	292,000	11

Preliminary fair value of the 2025 Notes was determined using the publicly traded price.

NuVasive’s results have been included in the Company’s financial statements for the period subsequent to the date of the acquisition on September 1, 2023. Due to the continuing integration of NuVasive’s operations into the Company, it is impractical to determine NuVasive’s net income/loss during the current period, which is included in the Company’s Net Income.

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Musculoskeletal Solutions	$574,697	$251,607
Enabling Technologies	31,969	25,081
Total net sales	$606,666	$276,688

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$12,628	$—	$(145)	$12,483
Corporate debt securities	63,280	—	(819)	62,461
Government, federal agency, and other sovereign obligations	5,553	—	(89)	5,464
Total short-term marketable securities	$81,461	$—	$(1,053)	$80,408

Long-term:
Municipal bonds	$5,692	$—	$(91)	$5,601
Corporate debt securities	4,658	—	(87)	4,571
Asset-backed securities	14,941	—	(284)	14,657
Government, federal agency, and other sovereign obligations	26,890	—	(463)	26,427
Total long-term marketable securities	$52,181	$—	$(925)	$51,256

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$11,210	$—	$(224)	$10,986
Corporate debt securities	38,416	—	(853)	37,563
Government, federal agency, and other sovereign obligations	2,004	—	(56)	1,948
Total short-term marketable securities	$51,630	$—	$(1,133)	$50,497

Long-term:
Municipal bonds	$7,180	$—	$(109)	$7,071
Corporate debt securities	21,707	—	(432)	21,275
Asset-backed securities	17,499	—	(338)	17,161
Government, federal agency, and other sovereign obligations	30,363	—	(442)	29,921
Total long-term marketable securities	$76,749	$—	$(1,321)	$75,428

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of March 31, 2024 and December 31, 2023, respectively.

Purchases of marketable securities include amounts payable to brokers of $0.2 million as of March 31, 2024.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at March 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$128,876	$128,876	$—	$—
Municipal bonds	18,084	—	18,084	—
Corporate debt securities	67,032	—	67,032	—
Asset-backed securities	14,657	—	14,657	—
Government, federal agency, and other sovereign obligations	31,891	—	31,891	—
2025 Hedge	687	—	687	—
Liabilities:
Senior Convertible Notes due 2025	427,938	427,938	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	687	—	687	—
Business acquisition liabilities	111,310	—	—	111,310

(In thousands)	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$203,689	$203,689	$—	$—
Municipal bonds	18,057	—	18,057	—
Corporate debt securities	58,838	—	58,838	—
Asset-backed securities	17,161	—	17,161	—
Government, federal agency, and other sovereign obligations	31,869	2,928	28,941	—
2025 Hedge	687	—	687	—

Liabilities:
Senior Convertible Notes due 2025	417,363	417,363	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	687	—	687	—
Business acquisition liabilities	139,358	—	—	139,358

Our marketable securities and certain cash equivalents are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

The bifurcated conversion option and 2025 Hedge are classified as Level 2 within the fair value hierarchy, based on implied equity volatility. The estimated fair value of the 2025 Notes, inclusive of the embedded conversion option, at March 31, 2024 was $428.6 million. The fair value was determined based on the quoted price of the 2025 Notes in an active market on the last trading day of the reporting period and has been classified as Level 1 within the fair value hierarchy.

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.0%	-	5.5%	2.9%
Revenue volatility	12.5%	-	20.0%	14.7%
Discount rate	6.4%	-	8.5%	6.8%
Projected year of payment	2024	-	2032

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three months ended March 31, 2024 and 2023, respectively included the following:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Beginning balance	$139,358	$68,258
Purchase price contingent consideration	19,143	—
Changes resulting from foreign currency fluctuations	246	—
Contingent cash payments	(46,590)	(2,691)
Contingent RSU grants	(336)	(219)
Changes in fair value of business acquisition liabilities	(165)	(446)
Contractual payable reclassification	(346)	(20)
Ending balance	$111,310	$64,882

Purchase price contingent consideration includes obligations acquired in the NuVasive Merger. Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	March 31,	December 31,
(In thousands)	2024	2023
Raw materials	$101,507	$103,349
Work in process	34,230	37,321
Finished goods	680,459	707,465
Total inventories	$816,196	$848,135

As part of the NuVasive Merger, a step up in the value of inventory of $284.3 million was recorded, which was composed of $3.0 million for work in process and $281.3 million for finished goods. The amortization of the inventory step up recorded in product cost of sales was $53.7 million for the three months ended March 31, 2024, respectively. As of March 31, 2024, the total remaining balance of inventory step up was $77.4 million.

During the three months ended March 31, 2024 and 2023, net adjustments to cost of sales related to excess and obsolete inventory were $3.9 million and $2.1 million, respectively. The net adjustments for the three months ended March 31, 2024 and 2023 reflect a combination of additional expense for excess and obsolete related provisions ($5.2 million and $3.5 million, respectively) offset by sales and disposals ($1.3 million and $1.4 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	March 31,	December 31,
(In thousands)	Life	2024	2023
Land	—	$9,743	$9,748
Buildings and improvements	31.5	103,554	102,449
Equipment	5-15	214,794	206,392
Instruments, modules, and cases	5	680,048	672,018
Other property and equipment	3-5	17,870	22,020
		1,026,009	1,012,627
Less: accumulated depreciation and amortization		(447,122)	(425,695)
Total		$578,887	$586,932

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Depreciation	$25,584	$13,507

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2023 and the three months ended March 31, 2024, respectively included the following:

(In thousands)
December 31, 2022	$197,471
Additions and adjustments	1,235,890
Foreign exchange	1,179
December 31, 2023	1,434,540
Additions and adjustments	17,817
Foreign exchange	(1,251)
March 31, 2024	$1,451,106

Intangible assets as of March 31, 2024 included the following:

		March 31, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,767)	$233
Customer relationships & other intangibles	10.6	353,615	(61,129)	292,486
Developed technology	8.0	686,090	(95,012)	591,078
Patents	16.1	9,021	(4,610)	4,411
Total intangible assets		$1,052,726	$(164,518)	$888,208

Intangible assets as of December 31, 2023 included the following:

		December 31, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,667)	$333
Customer relationships & other intangibles	10.6	353,849	(54,871)	298,978
Developed technology	8.0	695,226	(74,636)	620,590
Patents	16.1	9,266	(4,564)	4,702
Total intangible assets		$1,062,341	$(137,738)	$924,603

The following table summarizes amortization of intangible assets for future periods as of March 31, 2024:

(In thousands)	Annual Amortization
Remaining 2024	$89,150
2025	112,955
2026	109,159
2027	108,078
2028	104,730
Thereafter	364,136
Total	$888,208

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of March 31, 2024 and December 31, 2023, respectively included the following:

	March 31,	December 31,
(In thousands)	2024	2023
Compensation and other employee-related costs	$109,959	$140,817
Legal and other settlements and expenses	13,409	9,335
Accrued non-income taxes	21,574	23,726
Royalties	9,716	10,130
Rebates	27,929	27,605
Other	27,424	28,847
Total accrued expenses	$210,011	$240,460

NOTE 11. DEBT

The carrying values of the Company’s 2025 Notes, acquired in the NuVasive merger, as of March 31, 2024, were as follows:

	March 31,	December 31,
(In thousands)	2024	2023
0.375% Senior Convertible Notes due 2025:
Principal	$449,987	$449,987
Unamortized fair value adjustment for acquisition accounting	26,630	33,275
0.375% Senior Convertible Notes due 2025	423,357	416,712
Embedded Conversion Option	687	687
Debt, net of unamortized fair value adjustments for acquisition accounting	$424,044	$417,399

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest expense:
Contractual coupon interest	$421	$—
Amortization of fair value adjustments for acquisition accounting	6,658	—
Total interest expense recognized on Senior Convertible Notes due 2025	$7,079	$—

Effective interest rates:
Senior Convertible Notes due 2025	6.7%	0.0%

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the Revolving Credit Facility) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of March 31, 2024, we have not borrowed under the September 2023 Credit Agreement and we were in compliance with all covenants.

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

Upon the initial recognition of the 2025 Notes pursuant to the purchase accounting for the Merger, the embedded conversion feature does not meet the equity scope exception described in ASC 815-40, Contracts in Entity’s Own Equity. The embedded conversion feature is bifurcated and presented as a liability on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. The Company recognized, at Merger closing, the embedded conversion feature at fair value of $0.7 million and allocated the residual $407.8 million of the 2025 Notes fair value to the host debt instrument. As of the March 31, 2024, the fair value of the embedded conversion feature was $1.7 million. As a result of the Merger and recognizing the fair value of the 2025 Notes, along with the embedded conversion feature, as of the acquisition date, the company recorded $42.2 million debt discount to be accreted as interest expense over the life of the notes.

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

In accordance with ASC 805, the Company recognized the 2025 Hedge at an acquisition date fair value of $1.7 million. The 2025 Hedge does not meet the equity scope exception described in ASC 815-40, Contract in Entity’s Own Equity, and will be presented as asset on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. As of March 31, 2024, the fair value of the 2025 Hedge is $0.7 million recorded within the Other Assets with the consolidated balance sheet. An assumed exercise of the 2025 Hedge by NuVasive is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company repurchased 1.6 million shares under this program at an average price of $52.18, for a total dollar amount of $83.3 million during the three months ended March 31, 2024. As of March 31, 2024, the Company has remaining authorization to repurchase a total of $191.7 million of the Company’s Class A Common. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

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

The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. Each share of our Class B Common is convertible at any time at the option of the holder into one share of our Class A Common. In addition, each share of our Class B Common will convert automatically into one share of our Class A Common upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B Common please see “Exhibit 4.2, Description of Securities of the Registrant” filed with our Annual Report on Form 10-K on February 21, 2024. The holders of Class A Common and Class B Common vote together as one class of common stock. Except for voting rights, the Class A Common and Class B Common have the same rights and privileges.

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2024 and 2023, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)
Other comprehensive income/(loss) before reclassifications	476	(1,232)	(756)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(97)	—	(97)
Other comprehensive income/(loss), net of tax	379	(1,232)	(853)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2024	$(1,483)	$(9,562)	$(11,045)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)
Other comprehensive income/(loss) before reclassifications	5,603	910	6,513
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(1,305)	—	(1,305)
Other comprehensive income/(loss), net of tax	4,298	910	5,208
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2023	$(10,795)	$(8,627)	$(19,422)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Numerator:
Net income/(loss) for basic	$(7,117)	$49,129
Dilutive potential net income /(loss)	—	—
Adjusted net income (loss) for diluted	$(7,117)	$49,129
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	135,358	100,279
Dilutive stock options, RSUs, and PRSUs	—	1,917
Weighted average shares outstanding for diluted	135,358	102,196
Earnings per share:
Basic	$(0.05)	$0.49
Diluted	$(0.05)	$0.48

Anti-dilutive stock options and RSUs excluded from the calculation	7,460	5,383
Anti-dilutive warrants excluded from the calculation	3,618	—
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	3,618	—
Total	14,696	5,383

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

In connection with the Merger, the Company assumed outstanding awards for the RSUs and PRSUs under the NuVasive 2014 Plan and the Ellipse 2015 Plan in accordance with the terms in the Merger Agreement. The ultimate issuance amount of the PRSUs is determined by the Company’s Compensation Committee. Share payout levels range from 0% to 100% depending on the respective terms of an award.

As of March 31, 2024, pursuant to the 2021 Plan, the NuVasive 2014 Plan, and the Ellipse 2015 Plan, there were 9,836,808 shares, 2,111,938 shares, and 378,027 shares, respectively, of Class A Common reserved and 3,843,344 shares, 1,712,430 shares, 274,676 shares, respectively of Class A Common available for future grants. No future issuances will be made from the NuVasive 2014 Plan.

Stock Options

Stock option activity during the three months ended March 31, 2024 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2023	11,401	$53.02
Granted	1,453	52.87
Exercised	(112)	29.59
Forfeited	(149)	58.91
Outstanding at March 31, 2024	12,593	53.18	6.6	$61,779
Exercisable at March 31, 2024	7,530	50.44	5.4	51,454
Expected to vest at March 31, 2024	5,063	$57.24	8.5	$10,325

The total intrinsic value of stock options exercised was $2.8 million and $5.3 million during the three months ended March 31, 2024, and 2023, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2024			2023
Risk-free interest rate	4.02%	-	4.35%	3.45%	-	4.10%
Expected term (years)	4.8	-	5.5	4.7
Expected volatility	37.0%	-	38.0%	35.0%	-	38.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2024, and 2023 was $20.90 and $22.31 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the three months ended March 31, 2024 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2023	820	$54.98
Granted	6	53.59
Vested	(300)	—
Forfeited	(8)	—
Outstanding at March 31, 2024	518	$55.48	2.67

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the three months ended March 31, 2024 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2023	106	$53.61
Granted	—	—
Vested	(5)	54.10
Forfeited	(13)	54.10
Outstanding at March 31, 2024	88	$53.50	2.39

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Stock-based compensation expense	$17,260	$8,953
Net stock-based compensation capitalized into inventory	21	79
Total stock-based compensation cost	$17,281	$9,032

As of March 31, 2024, there was $106.0 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.93 years.

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

The following table provides a summary of our effective tax rate for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
	2024	2023
Effective income tax rate	16.8%	22.3%

NOTE 15. RESTRUCTURING AND OTHER COSTS

For the three months ended March 31, 2024, the Company incurred restructuring and other costs primarily related to employee termination benefits as a part of the 2024 Synergy Plan. The 2024 Synergy Plan was designed to optimize the organizational structure of Globus by reducing the size of our workforce. Impacted employees were notified during January 2024. Totals include stock based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, where applicable.

The following table provides a summary of recognized pre-tax costs for the three months ended March 31, 2024:

Three Months Ended
(In thousands)	March 31, 2024
Cost of Sales	$143
Research and Development	1,495
Selling, General and Administrative	3,183
Restructuring Costs	19,141
Total restructuring and other costs	$23,962

The following table provides a summary of activity related to the restructuring program for the three months ended March 31, 2024:

(In thousands)
December 31, 2023	$—
Charges	23,962
Cash Payments	(8,503)
Settled non-cash	(4,821)
March 31, 2024	$10,638

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

Amounts reported in the condensed consolidated balance sheet were as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Asset:
Operating lease right-of-use asset	$56,347	$59,931
Finance lease right-of-use asset	680	797
Total leased assets	$57,027	$60,728

Liabilities:
Current:
Operating lease liability	11,749	11,967
Finance lease liability	395	475
Long-term:
Operating lease liability	89,809	91,037
Finance lease liability	298	337
Total lease liabilities	$102,251	$103,816

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Lease expense:
Operating lease expense	$5,607	$947
Finance lease expense
Depreciation of right-of-use asset	137	—
Interest expense on lease liabilities	8	—
Total lease expense	$5,752	$947

Future minimum lease payments under non-cancellable leases as of March 31, 2024 are as follows:

(In thousands)	Finance Leases	Operating Leases
Remaining 2024	$345	$14,237
2025	173	15,400
2026	211	13,944
2027	-	12,867
2028	—	11,418
Thereafter	—	73,959
Total minimum lease payments	$729	$141,825
Less: amount representing interest	(36)	(40,267)
Present value of obligations under leases	693	101,558
Less: current portion	(395)	(11,749)
Long-term lease obligations	$298	$89,809

The table below summarizes the Company’s supplemental cash flow information and assumptions used:

	Three Months Ended
	March 31,	March 31,
(In thousands, except weighted average lease term and discount rate)	2024	2023
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$4,755	$669
Operating cash flows for finance leases	8	—
Financing cash flows for finance leases	136	—
Total cash paid for amounts included in the measurement of lease liabilities	$4,899	$669

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$744	$1,895
Financing leases	$—	$—
Weighted-average remaining lease term
Operating leases	15.2	2.4
Financing leases	2.6	—
Weighted-average discount rate
Operating leases	8.5%	3.5%
Financing leases	4.6%	—

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. As such, we have not recorded a liability, outside of counsel fees, related to this litigation as of March 31, 2024.

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an organization for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We have identified two operating segments, Musculoskeletal Solutions and Enabling Technologies, based on how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. We aggregate these operating segments into one reportable segment, based on conclusions reached after considering relevant factors such as economic similarity, customer base, regulatory environment, production processes, nature of services and products provided, and our comprehensive approach to product development and offerings targeting patient needs through procedural-based solutions.

The following table represents total net sales and property and equipment, net by geographic area, based on the location of the customer:

	Net Sales		Property and Equipment, Net
	Three Months Ended		As of
	March 31,		March 31,	December 31,
(In thousands)	2024	2023	2024	2023
United States	$482,927	$234,120	$523,495	$527,332
International	123,739	42,568	55,392	59,600
Total	$606,666	$276,688	$578,887	$586,932

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.

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

We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With numerous products launched since the founding of the Company, we offer a comprehensive portfolio of innovative and differentiated technologies that treat a variety of musculoskeletal conditions. We separate our products and services into two major categories: Musculoskeletal Solutions and Enabling Technologies.

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

Product & Service Categories

While we group our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to safely and effectively treat patients based on their specific anatomy and condition, and is customized to the surgeon’s training and surgical preference.

Musculoskeletal Solutions

Our Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, unique surgical instruments, and neuromonitoring services, used in an expansive range of spinal, orthopedic and neurosurgical procedures. Musculoskeletal disorders are a leading driver of healthcare costs worldwide. Disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative and congenital conditions, deformity, tumors and traumatic injuries. Treatment alternatives for musculoskeletal disorders range from non-operative conservative therapies to surgical interventions depending on the pathology. Conservative therapies include bed rest, medication, casting, bracing, and physical therapy. When conservative therapies are not indicated, or fail to provide adequate quality of life improvements, surgical interventions may be used. Surgical treatments for musculoskeletal disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of hardware but may include biologics. Our neuromonitoring services use proprietary software-driven nerve detection and avoidance technology and include IONM to aid spine surgery.

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

During the three months ended March 31, 2024, international net sales accounted for approximately 20.4% of our total net sales. We have sold our products and services in approximately 61 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Except for updates to accounting policies and estimates as a result of the Merger described in Note 2 to the accompanying condensed consolidated financial statements, there have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year-ended December 31, 2023.

Results of Operations

We manage our business globally within two operating segments, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance. We have concluded that these operating segments are aggregated into one reportable segment, based on the aggregation criteria.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
United States	$482,927	$234,120	$248,807	106.3%
International	123,739	42,568	81,171	190.7%
Total net sales	$606,666	$276,688	$329,978	119.3%

In the United States, the increase in net sales of $248.8 million for the three month period ended March 31, 2024 was due primarily to the addition of NuVasive, as well as increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $81.2 million for the three month period ended March 31, 2024 due to the addition of NuVasive and increased spine product sales resulting from penetration in existing territories.

Cost of Sales

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Cost of sales	$241,487	$70,825	$170,662	241.0%
Percentage of net sales	39.8%	25.6%

The $170.7 million increase in cost of sales is due to the addition of NuVasive, amortization of inventory fair value step-up, and increased volume and product mix.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Research and development	$57,268	$21,082	$36,186	171.6%
Percentage of net sales	9.4%	7.6%

The $36.2 million increase in research and development expenses was due primarily to the addition of NuVasive, acquired IPR&D and an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Selling, general and administrative	$248,710	$122,416	$126,294	103.2%
Percentage of net sales	41.0%	44.2%

The $126.3 million increase in selling, general and administrative expenses was due to the addition of NuVasive, and an increase in personnel related expenses resulting primarily from higher product sales, and meeting expenses.

Provision for Litigation, net

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Provision for litigation, net	$(31)	$—	$(31)	—
Percentage of net sales	0.0%	0.0%

The provision for litigation, net remains immaterial for the three month periods ended March 31, 2024 and March 31, 2023.

Amortization of Intangibles

	Year Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Amortization of intangibles	$29,676	$4,601	$25,075	545.0%
Percentage of net sales	4.9%	1.7%

Amortization of intangibles increased for the three month period ended March 31, 2024 compared to the three month period ended March 31, 2023, due to the impact of the acquired intangibles from NuVasive.

Acquisition-Related Costs

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Acquisition-related costs	$2,418	$1,361	$1,057	77.7%
Percentage of net sales	0.4%	0.5%

The increase in acquisition-related costs is due primarily to unfavorable change in the fair value of business acquisition liabilities, driven by changes in contract terms, market conditions and the achievement of certain performance conditions.

Restructuring Costs

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Restructuring Costs	$19,141	$—	$19,141	—
Percentage of net sales	3.2%	0.0%

The restructuring costs for the three months ended March 31, 2024 is due to costs associated with the 2024 Synergy Plan. These costs were primarily related to employee termination benefits.

Other Income/(expense), Net

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income/(expense), net	$(16,555)	$6,786	$(23,341)	-344.0%
Percentage of net sales	-2.7%	2.5%

The decrease in other income/(expense), is due primarily to foreign currency losses and interest expense from a lower average marketable securities portfolio size in the current period.

Income Tax Provision

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax provision	$(1,441)	$14,060	$(15,501)	-110.2%
Effective income tax rate	16.8%	22.3%

The decrease in the effective tax rate is due primarily to lower pretax earnings over the comparative period, and one-time tax adjustments as a percentage of pretax earnings.

A discussion of our Results of Operations for the three months ended March 31, 2023 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31 2022.” on our Form 10-Q filed on May 4, 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operating activities as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, service our 2025 Notes, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, of which $450 million are due March 2025, as well as for certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We may, require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of March 31, 2024, we have not borrowed under the September 2023 Credit Agreement and we are in compliance with all covenants.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended		2024-2023
	March 31,		Change
(In thousands)	2024	2023	$
Net cash provided by/(used in) operating activities	$52,387	$53,313	$(926)
Net cash provided by/(used in) investing activities	(46,584)	10,992	(57,576)
Net cash provided by/(used in) financing activities	(115,721)	2,940	(118,661)
Effect of foreign exchange rate changes on cash	(3,312)	(26)	(3,286)
Increase (decrease) in cash and cash equivalents	$(113,230)	$67,219	$(180,449)

Cash Provided by Operating Activities

The higher net cash provided by operating activities for the three month period ended March 31, 2024 was primarily the result of higher net income after adjusting out non-cash add-backs and non-cash expenses, such as amortization of purchase accounting related fair value step up, amortization, and stock-based compensation, partially offset by unfavorable changes in accounts receivable and accrued expenses and other liabilities.

Cash Used in Investing Activities

The higher cash used in investing activities for the three month period ended March 31, 2024 was primarily net outflows for acquisition of businesses, net of cash acquired, higher purchases of property and equipment, and net purchases of marketable securities.

Cash Used in Financing Activities

The higher net cash used in financing activities for the three month period ended March 31, 2024 was primarily the result of higher repurchases of Class A common stock, payments of business acquisition related liabilities and lower proceeds from exercise of stock options.

A discussion of our Cash Flows for the three months ended March 31, 2023 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on May 4, 2023.

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

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with the integration of the NuVasive business and our ability to successfully integrate and achieve anticipated synergies with the integration, health epidemics, pandemics and similar outbreaks, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth in this Quarterly Report on Form 10-Q and throughout our Annual Report on Form 10-K for the year-ended December 31, 2023, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”, and those discussed in other documents we file with the U.S. Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year-ended December 31, 2023 and there have been no significant changes to this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in a number of proceedings, legal actions and claims.  Such matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief, including injunctions prohibiting us from engaging in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues.  For further details on the material legal proceedings to which we are currently a party, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 17. Commitments and Contingencies” above.

In addition, we are subject to legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

Risk factors that could cause our actual results to differ from our expectations and that could negatively impact our business, results of operations and financial condition are discussed in our 2023 Annual Report on Form 10-K filed on February 21, 2024. If any of these risks actually occur, our business, results of operations, financial condition and future growth prospects could be materially and adversely affected. You should carefully read and consider each of these risks, together with all of the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition and future growth prospects, and our stock price.

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2023 Annual Report on Form 10-K filed on February 21, 2024.

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

The following table provides the activity related to share repurchases for the first quarter of 2024.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
January 1, 2024 - January 31, 2024	717	$52.80	717	$237,367
February 1, 2024 - February 29, 2024	464	51.94	464	213,291
March 1, 2024 - March 31, 2024	416	51.84	416	191,732
Total	1,597		1,597

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

GLOBUS MEDICAL, INC.

Dated:	May 7, 2024	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated:	May 7, 2024	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer and Chief Operating Officer
Executive Vice President
(Principal Financial Officer)