Form 10-Q
period 2024-06-30
GLOBUS MEDICAL INC
filed 2024-08-06
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of August 2, 2024 was 135,407,017 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share values)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$410,424	$467,292
Short-term marketable securities	82,509	50,497
Accounts receivable, net of allowances of $19,256 and $8,934, respectively	611,784	503,235
Inventories	770,463	848,135
Prepaid expenses and other current assets	46,213	44,580
Income taxes receivable	2,498	1,635
Total current assets	1,923,891	1,915,374
Property and equipment, net of accumulated depreciation of $480,290 and $425,695, respectively	571,776	586,932
Operating lease right of use assets	53,881	59,931
Long-term marketable securities	27,795	75,428
Intangible assets, net	866,565	924,603
Goodwill	1,454,117	1,434,540
Other assets	77,569	78,590
Deferred income taxes	18,199	10,685
Total assets	$4,993,793	$5,086,083

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$67,163	$56,671
Accrued expenses	215,885	240,460
Operating lease liabilities	11,118	11,967
Income taxes payable	11,429	3,845
Senior convertible notes	430,485	—
Business acquisition liabilities	38,221	61,035
Deferred revenue	19,845	18,369
Total current liabilities	794,146	392,347
Business acquisition liabilities, net of current portion	83,111	78,323
Operating lease liabilities	87,702	91,037
Senior convertible notes	—	417,400
Deferred income taxes and other tax liabilities	27,264	84,421
Other liabilities	25,205	24,596
Total liabilities	1,017,428	1,088,124

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 112,928,331 and 113,905,565 shares at June 30, 2024 and December 31, 2023, respectively	113	114
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at June 30, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	2,913,609	2,870,749
Accumulated other comprehensive income/(loss)	(11,851)	(10,192)
Retained earnings	1,074,472	1,137,266
Total equity	3,976,365	3,997,959
Total liabilities and equity	$4,993,793	$5,086,083

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net sales	$629,691	$291,615	$1,236,357	$568,303
Cost of sales	260,040	76,473	501,527	147,298
Gross profit	369,651	215,142	734,830	421,005

Operating expenses:
Research and development	37,698	21,347	94,966	42,429
Selling, general and administrative	238,119	120,069	486,829	242,485
Provision for litigation, net	1,335	(2,740)	1,304	(2,740)
Amortization of intangibles	29,709	4,547	59,385	9,148
Acquisition-related costs	13,734	5,707	16,152	7,068
Restructuring Costs	(566)	—	18,575
Total operating expenses	320,029	148,930	677,211	298,390

Operating income/(loss)	49,622	66,212	57,619	122,615

Other income/(expense), net
Interest income/(expense), net	(2,335)	8,294	(4,229)	14,791
Foreign currency transaction gain/(loss)	(703)	(548)	(16,074)	(336)
Other income/(expense)	997	716	1,707	793
Total other income/(expense), net	(2,041)	8,462	(18,596)	15,248

Income/(loss) before income taxes	47,581	74,674	39,023	137,863
Income tax provision/(benefit)	15,821	16,962	14,380	31,022

Net income/(loss)	$31,760	$57,712	$24,643	$106,841

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	492	40	871	4,338
Foreign currency translation gain/(loss)	(1,298)	315	(2,530)	1,225
Total other comprehensive income/(loss), net of tax	(806)	355	(1,659)	5,563
Comprehensive income/(loss)	$30,954	$58,067	$22,984	$112,404

Earnings per share:
Basic	$0.23	$0.57	$0.18	$1.06
Diluted	$0.23	$0.57	$0.18	$1.05
Weighted average shares outstanding:
Basic	135,195	100,373	135,276	100,326
Diluted	136,979	101,782	136,836	101,989

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
Stock-based compensation	—	—	—	—	17,281	—	—	17,281
Grant of contingent restricted stock units	—	—	—	—	336	—	—	336
Exercise of stock options	112	—	—	—	3,413	—	—	3,413
Issuance of Class A common stock under employee and director equity option plans, net	205	—	—	—	(5,343)	—	—	(5,343)
Comprehensive income/(loss)	—	—	—	—	—	(853)	(7,117)	(7,970)
Repurchase and retirement of common stock	(1,597)	(1)	—	—	—	—	(83,314)	(83,315)
Balance at March 31, 2024	112,626	$113	22,430	$22	$2,886,436	$(11,045)	$1,046,835	$3,922,361
Stock-based compensation	—	—	—	—	12,844	—	—	12,844
Grant of contingent restricted stock units	—	—	—	—	181	—	—	181
Exercise of stock options	329	—	—	—	14,239	—	—	14,239
Issuance of Class A common stock under employee and director equity option plans, net	3	—	—	—	(91)	—	—	(91)
Comprehensive income/(loss)	—	—	—	—	—	(806)	31,760	30,954
Repurchase and retirement of common stock	(30)	—	—	—	—	—	(4,123)	(4,123)
Balance at June 30, 2024	112,928	$113	22,430	$22	$2,913,609	$(11,851)	$1,074,472	$3,976,365

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	9,032	—	—	9,032
Grant of contingent restricted stock units	—	—	—	—	219	—	—	219
Exercise of stock options	143	—	—	—	4,859	—	—	4,859
Comprehensive income/(loss)	—	—	—	—	—	5,208	49,129	54,337
Balance at March 31, 2023	77,905	$78	22,430	$22	$645,062	$(19,422)	$1,289,080	$1,914,820
Stock-based compensation	—	—	—	—	8,639	—	—	8,639
Grant of contingent restricted stock units	—	—	—	—	340	—	—	340
Exercise of stock options	108	—	—	—	3,199	—	—	3,199
Comprehensive income/(loss)	—	—	—	—	—	355	57,712	58,067
Balance at June 30, 2023	78,013	78	22,430	22	657,240	(19,067)	1,346,792	1,985,065

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$24,643	$106,841
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	12,613	—
Depreciation and amortization	118,849	36,183
Amortization of premiums on marketable securities	(14)	786
Provision for excess and obsolete inventory	10,498	3,972
Amortization of inventory fair value step up	107,341	—
Amortization of 2025 Note fair value step up	13,315	—
Stock-based compensation expense	30,073	17,542
Allowance for doubtful accounts	11,481	1,863
Change in fair value of business acquisition liabilities	12,739	3,280
Change in deferred income taxes	(65,275)	(11,160)
(Gain)/loss on disposal of assets, net	464	129
Payment of business acquisition-related liabilities	(16,965)	(1,490)
Net (gain)/loss from foreign currency adjustment	6,558	—
(Increase) decrease in:
Accounts receivable	(124,206)	(28,237)
Inventories	(22,855)	(38,658)
Prepaid expenses and other assets	(2,001)	(2,100)
Increase (decrease) in:
Accounts payable	11,561	(2,769)
Accrued expenses and other liabilities	(28,951)	(888)
Income taxes payable/receivable	6,777	3,047
Net cash provided by/(used in) operating activities	106,645	88,341
Cash flows from investing activities:
Purchases of marketable securities	(12,174)	(81,381)
Maturities of marketable securities	21,709	159,328
Sales of marketable securities	7,404	21,788
Purchases of property and equipment	(56,366)	(33,859)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(17,535)	(2,662)
Net cash provided by/(used in) investing activities	(56,962)	63,214
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(33,921)	(4,034)
Net proceeds from exercise of stock options	17,651	8,058
Payments related to tax withholdings for share-based compensation	(5,955)	—
Repurchase of common stock	(84,787)	—
Net cash provided by/(used in) financing activities	(107,012)	4,024
Effect of foreign exchange rates on cash	461	407
Net increase/(decrease) in cash and cash equivalents	(56,868)	155,986
Cash and cash equivalents at beginning of period	467,292	150,466
Cash and cash equivalents at end of period	$410,424	$306,452

Supplemental disclosures of cash flow information:
Income taxes paid, net	$71,586	$38,979
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$9,508	$5,366

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

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of June 30, 2024, and results of operations for the three and six months ended June 30, 2024. The results of operations for any interim period may not be indicative of results for the full year.

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

The changes to contract liabilities related to deferred revenue are as follows:

Six Months Ended
June 30,
(In thousands)	2024
Beginning contract liabilities	$27,749
Revenue recognized from beginning of year contract liabilities	(13,548)
Net advance consideration received during the period	15,660
Ending contract liabilities	$29,861

(f) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities, and corporate debt securities are stated at fair value.

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of June 30, 2024. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

During the three and six months ended June 30, 2024, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

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

We assumed equity-classified awards for certain NuVasive restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”), as part of the Merger. These RSUs and PRSUs are measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five-year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

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

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the first quarter of 2024, the Company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASC 805, Business Combinations. At the date of the acquisitions, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million contingent consideration which is payable upon meeting the Good Manufacturing Process milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. Contingent consideration will not be recorded in this asset acquisition until the milestone is met.

Business Combinations

During the second quarter of 2024, the Company completed one acquisition that was not material to the overall condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.1 million of cash paid at closing and $1.9 million in contingent consideration payments, resulting in goodwill of $2.0 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 5 years and are payable in cash.

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

As part of the Merger, the Company assumed equity awards for certain NuVasive RSUs and NuVasive PRSUs in accordance with the terms of the Merger Agreement. Certain awards included a change in control provision (single trigger) which accelerated the vesting of the awards on the closing date of the Merger. These awards were considered as part of the total purchase price. The unvested awards will continue to vest in accordance with the terms of the original award agreement, except for certain PRSUs that were converted into RSUs. Once vested, the holders will receive shares of the Company’s Class A Common Stock. Of the total consideration for the assumed equity awards, $28.6 million was allocated to the purchase price and $42.3 million was deemed compensatory as it was attributable to post acquisition vesting. Of the $42.3 million of total compensation related to the assumed awards, $12.9 million was expensed on the acquisition date due to accelerated vesting of the awards, recognized as Merger related costs, and $29.4 million relates to future services and will be expensed over the remaining service periods of the unvested awards on a straight-line basis. Of the $29.4 million related to future services, $13.6 million of expense has been recognized as of June 30, 2024.

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

(In thousands)	Preliminary Purchase Price Allocation as of September 1, 2023	Measurement Period and Other Adjustments	Purchase Price Allocation as of June 30, 2024 (as adjusted)
Current assets (excluding accounts receivable and inventories)	$158,112	$38	$158,150
Accounts receivable	249,591	(6,912)	242,679
Inventories	570,300	(12,266)	558,034
Property, plant, and equipment	361,118	598	361,716
Operating lease ROU asset	90,457	(32,174)	58,283
Intangible assets	1,222,000	(323,000)	899,000
Other long-term assets	25,973	13,111	39,084
Deferred income taxes	4,837	977	5,814
Total Assets	$2,682,388	$(359,628)	$2,322,760

Current Liabilities	185,175	(605)	184,570
Operating lease liabilities, including current portion	109,110	(7,758)	101,352
Business acquisition liabilities, including current portion	66,873	—	66,873
Senior convertible notes	409,500	—	409,500
Deferred income taxes and other tax liabilities	194,553	(16,035)	178,518
Other liabilities	37,496	(23,797)	13,699
Total liabilities	$1,002,707	$(48,195)	$954,512

Fair value of acquired identifiable assets and liabilities	$1,679,681	$(311,433)	$1,368,248

Purchase price	$2,603,836		$2,603,836
Less: Fair value of acquired identifiable assets and liabilities	(1,679,681)		(1,368,248)
Goodwill	$924,155		$1,235,588

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

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of NuVasive’s identifiable intangible assets acquired and their amortization period (in years):

	Fair Value as of
(In thousands)	June 30, 2024	Useful Life
Developed Technology	$607,000	8
Customer Relationships	292,000	11

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

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Musculoskeletal Solutions	$592,913	$256,855	$1,167,610	$508,462
Enabling Technologies	36,778	34,760	68,747	59,841
Total net sales	$629,691	$291,615	$1,236,357	$568,303

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$8,252	$—	$(27)	$8,225
Corporate debt securities	51,513	2	(486)	51,029
Government, federal agency, and other sovereign obligations	23,648	—	(393)	23,255
Total short-term marketable securities	$83,413	$2	$(906)	$82,509

Long-term:
Municipal bonds	$5,708	$—	$(92)	$5,616
Corporate debt securities	1,748	—	(29)	1,719
Asset-backed securities	12,885	—	(209)	12,676
Government, federal agency, and other sovereign obligations	7,871	—	(87)	7,784
Total long-term marketable securities	$28,212	$—	$(417)	$27,795

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$11,210	$—	$(224)	$10,986
Corporate debt securities	38,416	—	(853)	37,563
Government, federal agency, and other sovereign obligations	2,004	—	(56)	1,948
Total short-term marketable securities	$51,630	$—	$(1,133)	$50,497

Long-term:
Municipal bonds	$7,180	$—	$(109)	$7,071
Corporate debt securities	21,707	—	(432)	21,275
Asset-backed securities	17,499	—	(338)	17,161
Government, federal agency, and other sovereign obligations	30,363	—	(442)	29,921

Total long-term marketable securities	$76,749	$—	$(1,321)	$75,428

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of June 30, 2024 and December 31, 2023, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis included the following:

(In thousands)	Balance at June 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$243,685	$243,685	$—	$—
Municipal bonds	13,841	—	13,841	—
Corporate debt securities	52,748	—	52,748	—
Asset-backed securities	12,676	—	12,676	—
Government, federal agency, and other sovereign obligations	31,039	—	31,039	—
2025 Hedge	471	—	471	—
Liabilities:
Senior Convertible Notes due 2025	432,159	432,159	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	471	—	471	—
Business acquisition liabilities	121,332	—	—	121,332

(In thousands)	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$203,689	$203,689	$—	$—
Municipal bonds	18,057	—	18,057	—
Corporate debt securities	58,838	—	58,838	—
Asset-backed securities	17,161	—	17,161	—
Government, federal agency, and other sovereign obligations	31,869	2,928	28,941	—
2025 Hedge	687	—	687	—

Liabilities:
Senior Convertible Notes due 2025	417,363	417,363	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	687	—	687	—
Business acquisition liabilities	139,358	—	—	139,358

Our marketable securities and certain cash equivalents are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

The bifurcated conversion option and 2025 Hedge are classified as Level 2 within the fair value hierarchy, based on implied equity volatility. The estimated fair value of the 2025 Notes, inclusive of the embedded conversion option, at June 30, 2024 was $432.6 million. The fair value was determined based on the quoted price of the 2025 Notes in an active market on the last trading day of the reporting period and has been classified as Level 1 within the fair value hierarchy.

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	1.9%	-	5.7%	3.1%
Revenue volatility	14.0%	-	20.0%	15.0%
Discount rate	6.1%	-	8.5%	6.5%
Projected year of payment	2024	-	2032

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and six months ended June 30, 2024 and 2023, respectively included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$111,310	$64,882	$139,358	$68,258
Purchase price contingent consideration	1,923	—	21,066	—
Changes resulting from foreign currency fluctuations	3	—	246	—
Contingent cash payments	(4,296)	(2,832)	(50,886)	(5,524)
Contingent RSU grants	(181)	(340)	(517)	(559)
Changes in fair value of business acquisition liabilities	12,898	3,726	12,739	3,280
Contractual payable reclassification	(325)	(84)	(674)	(103)
Ending balance	$121,332	$65,352	$121,332	$65,352

Purchase price contingent consideration includes obligations acquired in the NuVasive Merger. Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	June 30,	December 31,
(In thousands)	2024	2023
Raw materials	$120,846	$103,349
Work in process	35,743	37,321
Finished goods	613,874	707,465
Total inventories	$770,463	$848,135

As part of the NuVasive Merger, a step up in the value of inventory of $202.6 million was recorded, which was composed of $3.0 million for work in process and $199.6 million for finished goods. The amortization of the inventory step up recorded in product cost of sales was $53.7 million and $107.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the total remaining balance of inventory step up was $23.7 million.

During the three months ended June 30, 2024 and 2023, net adjustments to cost of sales related to excess and obsolete inventory were $6.6 million and $1.9 million, respectively. The net adjustments for the three months ended June 30, 2024 and 2023 reflect a combination of additional expense for excess and obsolete related provisions ($8.6 million and $3.4 million, respectively) offset by sales and disposals ($2.0 million and $1.5 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the six months ended June 30, 2024 and 2023, net adjustments to cost of sales related to excess and obsolete inventory were $10.5 million and $4.0 million, respectively. The net adjustments for the six months ended June 30, 2024 and 2023 reflect a combination of additional expense for excess and obsolete related provisions ($13.8 million and $6.9 million, respectively) offset by sales and disposals ($3.3 million and $2.9 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	June 30,	December 31,
(In thousands)	Life	2024	2023
Land	—	$9,739	$9,748
Buildings and improvements	31.5	103,873	102,449
Equipment	5-15	214,422	206,392
Instruments, modules, and cases	5	698,794	672,018
Other property and equipment	3-5	25,238	22,020
		1,052,066	1,012,627
Less: accumulated depreciation and amortization		(480,290)	(425,695)
Total		$571,776	$586,932

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Depreciation	$33,880	$13,528	$59,464	$27,035

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2023 and the six months ended June 30, 2024, respectively included the following:

(In thousands)
December 31, 2022	$197,471
Additions and adjustments	1,235,890
Foreign exchange	1,179
December 31, 2023	1,434,540
Additions and adjustments	20,953
Foreign exchange	(1,376)
June 30, 2024	$1,454,117

Intangible assets as of June 30, 2024 included the following:

		June 30, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,867)	$133
Customer relationships & other intangibles	10.6	352,671	(67,894)	284,777
Developed technology	8.0	694,344	(116,961)	577,383
Patents	16.1	9,063	(4,791)	4,272
Total intangible assets		$1,060,078	$(193,513)	$866,565

Intangible assets as of December 31, 2023 included the following:

		December 31, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,667)	$333
Customer relationships & other intangibles	10.6	353,849	(54,871)	298,978
Developed technology	8.0	695,226	(74,636)	620,590
Patents	16.1	9,266	(4,564)	4,702
Total intangible assets		$1,062,341	$(137,738)	$924,603

The following table summarizes amortization of intangible assets for future periods as of June 30, 2024:

(In thousands)	Annual Amortization
Remaining 2024	$59,912
2025	113,882
2026	110,202
2027	109,219
2028	105,764
Thereafter	367,586
Total	$866,565

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of June 30, 2024 and December 31, 2023, respectively included the following:

	June 30,	December 31,
(In thousands)	2024	2023
Compensation and other employee-related costs	$114,558	$140,817
Legal and other settlements and expenses	4,342	9,335
Accrued non-income taxes	27,449	23,726
Royalties	10,271	10,130
Rebates	32,723	27,605
Other	26,542	28,847
Total accrued expenses	$215,885	$240,460

NOTE 11. DEBT

The carrying values of the Company’s 2025 Notes, acquired in the NuVasive merger, as of June 30, 2024, were as follows:

	June 30, 2024	December 31,
(In thousands)	2024	2023
0.375% Senior Convertible Notes due 2025:
Principal	$449,987	$449,987
Unamortized fair value adjustment for acquisition accounting	19,973	33,275
0.375% Senior Convertible Notes due 2025	430,014	416,712
Embedded Conversion Option	471	687
Debt, net of unamortized fair value adjustments for acquisition accounting	$430,485	$417,399

	Three Months June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest expense:
Contractual coupon interest	$422	$—	$844	$—
Amortization of fair value adjustments for acquisition accounting	6,658	—	13,315	—
Total interest expense recognized on Senior Convertible Notes due 2025	$7,080	$—	$14,160	$—

Effective interest rates:
Senior Convertible Notes due 2025	6.6%	0.0%	6.6%	0.0%

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the Revolving Credit Facility) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of June 30, 2024, we have not borrowed under the September 2023 Credit Agreement and we were in compliance with all covenants.

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

Upon the initial recognition of the 2025 Notes pursuant to the purchase accounting for the Merger, the embedded conversion feature does not meet the equity scope exception described in ASC 815-40, Contracts in Entity’s Own Equity. The embedded conversion feature is bifurcated and presented as a liability on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. The Company recognized, at Merger closing, the embedded conversion feature at fair value of $0.7 million and allocated the residual $407.8 million of the 2025 Notes fair value to the host debt instrument. As of the June 30, 2024, the fair value of the embedded conversion feature was $0.5 million. As a result of the Merger and recognizing the fair value of the 2025 Notes, along with the embedded conversion feature, as of the acquisition date, the Company recorded $42.2 million debt discount to be accreted as interest expense over the life of the notes.

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

In accordance with ASC 805, the Company recognized the 2025 Hedge at an acquisition date fair value of $1.7 million. The 2025 Hedge does not meet the equity scope exception described in ASC 815-40, Contract in Entity’s Own Equity, and will be presented as asset on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. As of June 30, 2024, the fair value of the 2025 Hedge is $0.5 million recorded within the Other Assets with the consolidated balance sheet. An assumed exercise of the 2025 Hedge by NuVasive is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company repurchased 29.6 thousand and 1.6 million shares under this program at an average price of $49.67 and $52.14, for a total dollar amount of $1.5 million and $84.8 million during the three and six months ended June 30, 2024. As of June 30, 2024, the Company has remaining authorization to repurchase a total of $190.3 million of the Company’s Class A Common. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased are immediately retired, as there is no plan to reissue the shares. The value of the retired shares includes the 1% excise tax accrual as a result of the Inflation Reduction Act of 2022. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended June 30, 2024 and 2023, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)
Other comprehensive income/(loss) before reclassifications	1,133	(2,530)	(1,397)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(262)	—	(262)
Other comprehensive income/(loss), net of tax	871	(2,530)	(1,659)
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2024	$(991)	$(10,860)	$(11,851)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)
Other comprehensive income/(loss) before reclassifications	5,657	1,225	6,882
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(1,319)	—	(1,319)
Other comprehensive income/(loss), net of tax	4,338	1,225	5,563
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2023	$(10,755)	$(8,312)	$(19,067)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income/(loss) for basic	$31,760	$57,712	$24,643	$106,841
Dilutive potential net income /(loss)	—	—	—	—
Adjusted net income (loss) for diluted	$31,760	$57,712	24,643	106,841
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	135,195	100,373	135,276	100,326
Dilutive stock options, RSUs, and PRSUs	1,784	1,409	1,559	1,663
Weighted average shares outstanding for diluted	136,979	101,782	136,836	101,989
Earnings per share:
Basic	$0.23	$0.57	$0.18	$1.06
Diluted	$0.23	$0.57	$0.18	$1.05

Anti-dilutive stock options and RSUs excluded from the calculation	7,809	5,768	7,635	5,576
Anti-dilutive warrants excluded from the calculation	3,618	—	7,236	—
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	3,618	—	7,236	—
Total	$15,045	$5,768	$22,107	$5,576

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

NOTE 13. STOCK-BASED AWARDS

We have four stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”), the NuVasive 2014 Equity Incentive Plan (the “NuVasive 2014 Plan”), and the Ellipse Technologies 2015 Incentive Award Plan (the “Ellipse 2015 Plan”). The 2021 Plan, the NuVasive 2014 Plan and the Ellipse 2015 Plan are the only active stock plans. The purpose of the 2012 Plan was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The 2012 Plan,

2021 Plan, and Ellipse 2015 Plan are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the 2012 Plan and 2021 Plan. The options granted expire on a date specified by the Board, which is ten years from the grant date. Options granted to employees vest in varying installments over a four-year period.

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

The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. Under the 2021 Plan, as amended to date, the aggregate number of shares of Class A Common that are able to be issued subject to options and other awards is equal to the sum of (i) 9,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 9,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

In connection with the Merger, the Company assumed outstanding awards for the RSUs and PRSUs under the NuVasive 2014 Plan and the Ellipse 2015 Plan in accordance with the terms in the Merger Agreement. The ultimate issuance amount of the PRSUs is determined by the Company’s Compensation Committee. Share payout levels range from 0% to 100% depending on the respective terms of an award.

As of June 30, 2024, pursuant to the 2021 Plan, the NuVasive 2014 Plan, and the Ellipse 2015 Plan, there were 9,867,378 shares, 359,217 shares, and 377,489 shares, respectively, of Class A Common reserved and 3,097,512 shares, no shares, and 276,888 shares, respectively of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024.

Stock Options

Stock option activity during the six months ended June 30, 2024 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2023	11,401	$53.02
Granted	2,331	53.20
Exercised	(441)	39.69
Forfeited	(279)	58.55
Outstanding at June 30, 2024	13,012	53.41	6.7	$203,489
Exercisable at June 30, 2024	7,533	51.29	5.3	133,357
Expected to vest at June 30, 2024	5,478	$56.34	8.5	$70,132

The total intrinsic value of stock options exercised was $7.1 million and $2.8 million during the three months ended June 30, 2024, and 2023, respectively. The total intrinsic value of stock options exercised was $9.9 million and $8.1 million during the six months ended June 30, 2024, and 2023, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2024			2023
Risk-free interest rate	4.02%	-	4.74%	3.45%	-	4.10%
Expected term (years)	4.7	-	5.5	4.7
Expected volatility	37.0%	-	38.9%	35.0%	-	38.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended June 30, 2024, and 2023 was $21.47 and $21.61 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2024, and 2023 was $21.15 and $22.21 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the six months ended June 30, 2024 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2023	820	$54.98
Granted	10	52.96
Vested	(304)	54.10
Forfeited	(47)	54.10
Outstanding at June 30, 2024	479	$55.58	2.57

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the six months ended June 30, 2024 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2023	106	$53.61
Granted	—	—
Vested	(5)	54.10
Forfeited	(13)	54.10
Outstanding at June 30, 2024	88	$53.46	2.09

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Stock-based compensation expense	$12,813	$8,589	$30,073	$17,542
Net stock-based compensation capitalized into inventory	31	50	53	128
Total stock-based compensation cost	$12,844	$8,639	$30,126	$17,670

As of June 30, 2024, there was $109.5 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.66 years.

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

The following table provides a summary of our effective tax rate for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Effective income tax rate	33.2%	22.7%	36.9%	22.5%

NOTE 15. RESTRUCTURING AND OTHER COSTS

For the three months ended June 30, 2024, the Company incurred restructuring and other costs primarily related to employee termination benefits as a part of the 2024 Synergy Plan. The 2024 Synergy Plan was designed to optimize the organizational structure of Globus by reducing the size of our workforce. Impacted employees were notified during January 2024. Totals include stock based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, where applicable.

The following table provides a summary of recognized pre-tax costs for the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2024
Cost of Sales	$—	$143
Research and Development	25	1,520
Selling, General and Administrative	53	3,236
Restructuring Costs	(566)	18,575
Total restructuring and other costs	$(488)	$23,474

The following table provides a summary of activity related to the restructuring program for the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2024
Beginning Balance	$10,638	$—
Charges	(488)	23,474
Cash Payments	(1,142)	(9,645)
Settled non-cash	(78)	(4,899)
June 30, 2024	$8,930	$8,930

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

Amounts reported in the condensed consolidated balance sheet were as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Asset:
Operating lease right-of-use asset	$53,881	$59,931
Finance lease right-of-use asset	1,660	797
Total leased assets	$55,542	$60,728

Liabilities:
Current:
Operating lease liability	11,118	11,967
Finance lease liability	1,038	475
Long-term:
Operating lease liability	87,702	91,037
Finance lease liability	684	337
Total lease liabilities	$100,542	$103,816

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Lease expense:
Operating lease expense	$6,593	$982	$12,200	$1,930
Finance lease expense
Depreciation of right-of-use asset	165	—	348	—
Interest expense on lease liabilities	27	—	56	—
Total lease expense	$6,785	$982	$12,604	$1,930

Future minimum lease payments under non-cancellable leases as of June 30, 2024 are as follows:

(In thousands)	Finance Leases	Operating Leases
Remaining 2024	$632	$8,916
2025	849	15,505
2026	314	14,128
2027	18	12,942
2028	4	11,820
Thereafter	—	74,150
Total minimum lease payments	$1,818	$137,461
Less: amount representing interest	(97)	(38,641)
Present value of obligations under leases	1,722	98,820
Less: current portion	(1,038)	(11,118)
Long-term lease obligations	$684	$87,702

The table below summarizes the Company’s supplemental cash flow information and assumptions used:

	Six Months Ended
	June 30,	June 30,
(In thousands, except weighted average lease term and discount rate)	2024	2023
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$9,785	$1,248
Operating cash flows for finance leases	668	—
Financing cash flows for finance leases	611	—
Total cash paid for amounts included in the measurement of lease liabilities	$11,064	$1,248

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,507	$2,527
Financing leases	$—	$—
Weighted-average remaining lease term
Operating leases	9.1	2.8
Financing leases	2.4	—
Weighted-average discount rate
Operating leases	5.3%	3.6%
Financing leases	5.0%	—

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. As such, we have not recorded a liability, outside of counsel fees, related to this litigation as of June 30, 2024.

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

The following table represents total net sales, net by geographic area, based on the location of the customer:

	Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
United States	$499,459	$245,490	$982,386	$479,609
International	130,232	46,125	253,971	88,694
Total	$629,691	$291,615	$1,236,357	$568,303

The following table represents total property and equipment, net by geographic area, based on the location of the customer:

	Property and Equipment, Net
	As of
	June 30,	December 31,
(In thousands)	2024	2023
United States	$522,548	$527,332
International	49,228	59,600
Total	$571,776	$586,932

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

During the six months ended June 30, 2024, international net sales accounted for approximately 20.5% of our total net sales. We have sold our products and services in approximately 64 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
United States	$499,459	$245,490	$253,969	103.5%
International	130,232	46,125	84,107	182.3%
Total net sales	$629,691	$291,615	$338,076	115.9%

In the United States, the increase in net sales of $254.0 million for the three month period ended June 30, 2024 was due primarily to the addition of NuVasive, as well as increased spine product sales, including robotic spine instruments, resulting from penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $84.1 million for the three month period ended June 30, 2024 due to the addition of NuVasive and increased spine product sales resulting from penetration in existing territories.

Cost of Sales

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Cost of sales	$260,041	$76,473	$183,568	240.0%
Percentage of net sales	41.3%	26.2%

The $183.6 million increase in cost of sales was due to the addition of NuVasive, amortization of inventory fair value step-up, and increased volume and product mix.

Research and Development Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Research and development	$37,698	$21,347	$16,351	76.6%
Percentage of net sales	6.0%	7.3%

The $16.4 million increase in research and development expenses was due primarily to the addition of NuVasive and an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Selling, general and administrative	$238,119	$120,069	$118,050	98.3%
Percentage of net sales	37.8%	41.2%

The $118.1 million increase in selling, general and administrative expenses was due to the addition of NuVasive, and an increase in personnel related expenses resulting primarily from higher product sales, and meeting expenses.

Provision for Litigation, net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Provision for litigation, net	$1,335	$(2,740)	$4,075	—
Percentage of net sales	0.2%	-0.9%

The $4.1 million increase in provision for litigation, net was due to receipt of a legal settlement during the three months ended June 30, 2024, as compared to the net amount of settlement receipts during the three months ended June 30, 2023.

Amortization of Intangibles

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Amortization of intangibles	$29,709	$4,547	$25,162	553.4%
Percentage of net sales	4.7%	1.6%

Amortization of intangibles increased for the three month period ended June 30, 2024 compared to the three month period ended June 30, 2023, due to the impact of the intangibles acquired from NuVasive.

Acquisition-Related Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Acquisition-related costs	$13,734	$5,707	$8,027	140.7%
Percentage of net sales	2.2%	2.0%

The increase in acquisition-related costs was due primarily to charges recorded to the fair value of business acquisition liabilities resulting from changes in contract terms, market conditions and the achievement of certain performance conditions.

Restructuring Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Restructuring Costs	$(566)	$—	$(566)	—
Percentage of net sales	-0.1%	0.0%

The restructuring costs for the three months ended June 30, 2024 were driven by 2024 Synergy Plan accrued expense balance changes. These costs were primarily related to employee termination benefits.

Other Income/(expense), Net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income/(expense), net	$(2,041)	$8,462	$(10,503)	-124.1%
Percentage of net sales	-0.3%	2.9%

The decrease in other income/(expense), was due primarily to foreign currency losses, lower interest income from a lower average marketable securities portfolio size in the current period and interest expense from amortization of the fair value adjustment on the 2025 Notes from acquisition accounting.

Income Tax Provision

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax provision	$15,821	$16,962	$(1,141)	-6.7%
Effective income tax rate	33.2%	22.7%

The increase in the effective tax rate was due primarily to lower pretax earnings over the comparative period, and one-time tax adjustments as a percentage of pretax earnings.

A discussion of our Results of Operations for the three months ended June 30, 2023 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30 2022.” on our Form 10-Q filed on August 3, 2023.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
United States	$982,386	$479,609	$502,777	104.8%
International	253,971	88,694	165,277	186.3%
Total net sales	$1,236,357	$568,303	$668,054	117.6%

In the United States, the increase in net sales of $502.8 million for the six month period ended June 30, 2024 was due primarily to the addition of NuVasive, as well as increased spine product sales, including robotic spine instruments, resulting from increased penetration in existing territories and an increase in sales volume of enabling technologies.

International net sales increased by $165.3 million for the six month period ended June 30, 2024 due to the addition of NuVasive and increased spine product sales resulting from penetration in existing territories.

Cost of Sales

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Cost of sales	$501,527	$147,298	$354,229	240.5%
Percentage of net sales	40.6%	25.9%

The $354.2 million increase in cost of sales was due to the addition of NuVasive, amortization of inventory fair value step-up, and increased volume and product mix.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Research and development	$94,966	$42,429	$52,537	123.8%
Percentage of net sales	7.7%	7.5%

The $52.5 million increase in research and development expenses was due primarily to the addition of NuVasive, acquired IPR&D and an increase in personnel related expenses due to our continued investment in product development.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Selling, general and administrative	$486,829	$242,485	$244,344	100.8%
Percentage of net sales	39.4%	42.7%

The $244.3 million increase in selling, general and administrative expenses was due to the addition of NuVasive, and an increase in personnel related expenses resulting primarily from higher product sales, and meeting expenses.

Provision for Litigation, net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Provision for litigation, net	$1,304	$(2,740)	$4,044	-147.6%
Percentage of net sales	0.1%	-0.5%

The $4.0 million increase in provision for litigation, net was due to receipt of a legal settlement during the six months ended June 30, 2024, as compared to the net amount of settlement receipts during the six months ended June 30, 2023.

Amortization of Intangibles

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Amortization of intangibles	$59,385	$9,148	$50,237	549.2%
Percentage of net sales	4.8%	1.6%

Amortization of intangibles increased for the six month period ended June 30, 2024, as compared to the six month period ended June 30, 2023, due to the impact of the intangibles acquired from NuVasive.

Acquisition-Related Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Acquisition-related costs	$16,152	$7,068	$9,084	128.5%
Percentage of net sales	1.3%	1.2%

The increase in acquisition-related costs was due primarily to charges recorded to the fair value of business acquisition liabilities resulting from changes in contract terms, market conditions and the achievement of certain performance conditions.

Restructuring Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Restructuring Costs	$18,575	$—	$18,575	100.0%
Percentage of net sales	1.5%	0.0%

The restructuring costs for the six months ended June 30, 2024 were due to costs associated with the 2024 Synergy Plan. These costs were primarily related to employee termination benefits.

Other Income/(expense), Net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income, net	$(18,596)	$15,248	$(33,844)	-222.0%
Percentage of net sales	-1.5%	2.7%

The decrease in other income/(expense), was due primarily to foreign currency losses, lower interest income from a lower average marketable securities portfolio size in the current period and interest expense from amortization of the fair value adjustment on the 2025 Notes from acquisition accounting.

Income Tax Provision

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax provision	$14,380	$31,022	$(16,642)	-53.6%
Effective income tax rate	36.9%	22.5%

The increase in the effective tax rate was due primarily to lower pretax earnings over the comparative period, and one-time tax adjustments as a percentage of pretax earnings.

A discussion of our Results of Operations for the six months ended June 30, 2023 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.” on our Form 10-Q filed on August 3, 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operating activities as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, contingent consideration achievement obligations, potential future business or intellectual property acquisitions, and to service our 2025 Notes. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. Our Senior Convertible Notes, with a principal balance of $450 million are due March 2025. We anticipate being able to support this need through existing or new sources of liquidity. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We may, require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of June 30, 2024, we have not borrowed under the September 2023 Credit Agreement and we are in compliance with all covenants.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended		2024-2023
	June 30,		Change
(In thousands)	2024	2023	$
Net cash provided by/(used in) operating activities	$106,645	$88,341	$18,304
Net cash provided by/(used in) investing activities	(56,962)	63,214	(120,176)
Net cash provided by/(used in) financing activities	(107,012)	4,024	(111,036)
Effect of foreign exchange rate changes on cash	461	407	54
Increase (decrease) in cash and cash equivalents	$(56,868)	$155,986	$(212,854)

Cash Provided by Operating Activities

The higher net cash provided by operating activities for the six month period ended June 30, 2024 was primarily the result of higher net income after adjusting out non-cash add-backs and non-cash expenses, such as amortization of purchase accounting related fair value step up, amortization, and stock-based compensation, partially offset by unfavorable changes in accounts receivable, deferred income taxes, and accrued expenses and other liabilities.

Cash Used in Investing Activities

The higher cash used in investing activities for the six month period ended June 30, 2024 was due primarily to increased net outflows for the acquisition of businesses, net of cash acquired, and increased purchases of property and equipment, less inflows from net maturities of marketable securities.

Cash Used in Financing Activities

The higher net cash used in financing activities for the six month period ended June 30, 2024 was primarily the result of increased repurchases of Class A common stock, and increased payments of business acquisition-related liabilities, partially offset by higher proceeds from the exercise of stock options.

A discussion of our Cash Flows for the three months ended June 30, 2023 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on August 3, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides the activity related to share repurchases for the second quarter of 2024.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
April 1, 2024 - April 30, 2024	3	$49.97	3	$191,607
May 1, 2024 - May 31, 2024	27	49.62	27	190,261
June 1, 2024 - June 30, 2024	—	—	—	190,261
Total	30		30

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 7, 2024, Daniel T. Scavilla, President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan. Mr. Scavilla’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of August 31, 2025 or the sale of all shares subject to the plan, provides for the sale of up to 190,000 shares of Class A common stock pursuant to the terms of the plan.

On June 13, 2024, Kelly G. Huller, Senior Vice President and General Counsel, adopted a Rule 10b5-1 Trading Plan. Ms. Huller’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of January 31, 2026 or the sale of all shares subject to the plan, provides for the sale of up to 15,000 shares of Class A common stock pursuant to the terms of the plan.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
10.1	2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 6, 2024).
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
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

GLOBUS MEDICAL, INC.

Dated:	August 6, 2024	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated:	August 6, 2024	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer and Chief Operating Officer
Chief Accounting Officer
Executive Vice President
(Principal Financial Officer)