Form 10-Q
period 2024-09-30
GLOBUS MEDICAL INC
filed 2024-11-05
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of November 1, 2024 was 136,167,342 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share values)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$622,766	$467,292
Short-term marketable securities	71,940	50,497
Accounts receivable, net of allowances of $23,542 and $8,934, respectively	588,047	503,235
Inventories	717,703	848,135
Prepaid expenses and other current assets	50,924	44,580
Income taxes receivable	5,149	1,635
Total current assets	2,056,529	1,915,374
Property and equipment, net of accumulated depreciation of $505,982 and $425,695, respectively	567,822	586,932
Operating lease right of use assets	52,824	59,931
Long-term marketable securities	12,297	75,428
Intangible assets, net	842,778	924,603
Goodwill	1,431,666	1,434,540
Other assets	76,643	78,590
Deferred income taxes	45,485	10,685
Total assets	$5,086,044	$5,086,083

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,537	$56,671
Accrued expenses	255,260	240,460
Operating lease liabilities	11,040	11,967
Income taxes payable	4,174	3,845
Senior convertible notes	437,142	—
Business acquisition liabilities	32,110	61,035
Deferred revenue	20,802	18,369
Total current liabilities	818,065	392,347
Business acquisition liabilities, net of current portion	81,748	78,323
Operating lease liabilities	86,376	91,037
Senior convertible notes	—	417,400
Deferred income taxes and other tax liabilities	7,475	84,421
Other liabilities	22,983	24,596
Total liabilities	1,016,647	1,088,124

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 113,474,233 and 113,905,565 shares at September 30, 2024 and December 31, 2023, respectively	113	114
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at September 30, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	2,949,917	2,870,749
Accumulated other comprehensive income/(loss)	(6,963)	(10,192)
Retained earnings	1,126,308	1,137,266
Total equity	4,069,397	3,997,959
Total liabilities and equity	$5,086,044	$5,086,083

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net sales	$625,705	$383,639	$1,862,062	$951,942
Cost of Sales and Operating expenses:
Cost of sales (exclusive of amortization of intangibles)	270,515	135,390	772,042	282,688
Research and development	35,380	29,329	130,346	71,758
Selling, general and administrative	240,738	156,206	727,567	398,691
Provision for litigation, net	(676)	2,924	628	184
Amortization of intangibles	30,076	13,761	89,461	22,909
Acquisition-related costs	(3,617)	45,625	12,535	52,693
Restructuring costs	5,191	—	23,766	—
Operating income/(loss)	48,098	404	105,717	123,019
Other income/(expense), net
Interest income/(expense), net	(775)	7,920	(5,004)	22,711
Foreign currency transaction gain/(loss)	10,279	(5,314)	(5,795)	(5,649)
Other income/(expense)	(570)	(475)	1,137	318
Total other income/(expense), net	8,934	2,131	(9,662)	17,380
Income/(loss) before income taxes	57,032	2,535	96,055	140,399
Income tax provision/(benefit)	5,196	1,537	19,576	32,560
Net income/(loss)	$51,836	$998	$76,479	$107,839

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	912	2,641	1,783	6,979
Foreign currency translation gain/(loss)	3,976	(2,310)	1,446	(1,085)
Total other comprehensive income/(loss), net of tax	4,888	331	3,229	5,894
Comprehensive income/(loss)	$56,724	$1,329	$79,708	$113,733

Earnings per share:
Basic	$0.38	$0.01	$0.56	$1.03
Diluted	$0.38	$0.01	$0.56	$0.98
Weighted average shares outstanding:
Basic	135,615	113,537	135,390	104,762
Diluted	138,062	115,245	137,245	110,058

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
Stock-based compensation	—	—	—	—	17,281	—	—	17,281
Grant of contingent restricted stock units	—	—	—	—	336	—	—	336
Exercise of stock options	112	—	—	—	3,413	—	—	3,413
Issuance of Class A common stock under employee and director equity option plans, net	205	—	—	—	(5,343)	—	—	(5,343)
Comprehensive income/(loss)	—	—	—	—	—	(853)	(7,117)	(7,970)
Repurchase and retirement of common stock	(1,597)	(1)	—	—	—	—	(83,314)	(83,315)
Balance at March 31, 2024	112,626	113	22,430	22	2,886,436	(11,045)	1,046,835	3,922,361
Stock-based compensation	—	—	—	—	12,844	—	—	12,844
Grant of contingent restricted stock units	—	—	—	—	181	—	—	181
Exercise of stock options	329	—	—	—	14,239	—	—	14,239
Issuance of Class A common stock under employee and director equity option plans, net	3	—	—	—	(91)	—	—	(91)
Comprehensive income/(loss)	—	—	—	—	—	(806)	31,760	30,954
Repurchase and retirement of common stock	(30)	—	—	—	—	—	(4,123)	(4,123)
Balance at June 30, 2024	112,928	113	22,430	22	2,913,609	(11,851)	1,074,472	3,976,365
Stock-based compensation	—	—	—	—	12,303	—	—	12,303
Grant of contingent restricted stock units	—	—	—	—	1,339	—	—	1,339
Exercise of stock options	527	—	—	—	23,505	—	—	23,505
Issuance of Class A common stock under employee and director equity option plans, net	19	—	—	—	(839)	—	—	(839)
Comprehensive income/(loss)	—	—	—	—	—	4,888	51,836	56,724
Balance at September 30, 2024	113,474	$113	22,430	$22	$2,949,917	$(6,963)	$1,126,308	$4,069,397

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	9,032	—	—	9,032
Grant of contingent restricted stock units	—	—	—	—	219	—	—	219
Exercise of stock options	143	—	—	—	4,859	—	—	4,859
Comprehensive income/(loss)	—	—	—	—	—	5,208	49,129	54,337
Balance at March 31, 2023	77,905	78	22,430	22	645,062	(19,422)	1,289,080	1,914,820
Stock-based compensation	—	—	—	—	8,639	—	—	8,639
Grant of contingent restricted stock units	—	—	—	—	340	—	—	340
Exercise of stock options	108	—	—	—	3,199	—	—	3,199
Comprehensive income/(loss)	—	—	—	—	—	355	57,712	58,067
Balance at June 30, 2023	78,013	78	22,430	22	657,240	(19,067)	1,346,792	1,985,065
Stock-based compensation	—	—	—	—	22,756	—	—	22,756
Grant of contingent restricted stock units	—	—	—	—	951	—	—	951
Exercise of stock options	101	—	—	—	3,299	—	—	3,299
Issuance of Class A common stock under employee and director equity option plans, net	243	—	—	—	(10,267)	—	—	(10,267)
Issuance of equity for NuVasive Merger	39,813	40	—	—	2,184,112	—	—	2,184,152
Comprehensive income/(loss)	—	—	—	—	—	331	998	1,329
Balance at September 30, 2023	118,170	$118	22,430	$22	$2,858,091	$(18,736)	$1,347,790	$4,187,285

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$76,479	$107,839
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	12,613	—
Depreciation and amortization	185,796	73,571
Amortization of premiums on marketable securities	(119)	730
Provision for excess and obsolete inventory	16,194	6,700
Amortization of inventory fair value step up	168,097	19,065
Amortization of 2025 Note fair value step up	19,973	—
Stock-based compensation expense	42,284	40,297
Allowance for expected credit losses	15,667	4,284
Change in fair value of business acquisition liabilities	8,608	4,431
Change in deferred income taxes	(92,723)	(45,990)
(Gain)/loss on disposal of assets, net	2,687	1,466
Payment of business acquisition-related liabilities	(18,084)	(2,370)
Net (gain)/loss from foreign currency adjustment	(2,354)	—
(Increase) decrease in:
Accounts receivable	(100,545)	(36,953)
Inventories	(17,973)	(58,978)
Prepaid expenses and other assets	(3,108)	(1,280)
Increase (decrease) in:
Accounts payable	1,294	(7,952)
Accrued expenses and other liabilities	389	20,579
Income taxes payable/receivable	(4,876)	13,386
Net cash provided by/(used in) operating activities	310,299	138,825
Cash flows from investing activities:
Purchases of marketable securities	(13,366)	(100,643)
Maturities of marketable securities	47,746	214,430
Sales of marketable securities	9,644	219,987
Purchases of property and equipment	(98,318)	(55,393)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(17,635)	(296,028)
Net cash provided by/(used in) investing activities	(71,929)	(17,647)
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(37,003)	(5,908)
Net proceeds from exercise of stock options	41,156	11,357
Payments related to tax withholdings for share-based compensation	(6,795)	—
Repurchase of common stock	(84,787)	—
Net cash provided by/(used in) financing activities	(87,429)	5,449
Effect of foreign exchange rates on cash	4,533	2,527
Net increase/(decrease) in cash and cash equivalents	155,474	129,154
Cash and cash equivalents at beginning of period	467,292	150,466
Cash and cash equivalents at end of period	$622,766	$279,620

Supplemental disclosures of cash flow information:
Income taxes paid, net	$117,474	$65,171
Non-cash investing and financing activities:
Equity issued in conjunction with the NuVasive Merger	$—	$2,153,860
Accrued purchases of property and equipment	$4,802	$5,971

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

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of September 30, 2024, and results of operations for the three and nine months ended September 30, 2024. The results of operations for any interim period may not be indicative of results for the full year.

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

Significant areas that require estimates include revenue recognition, intangible assets, business acquisition liabilities, allowance for expected credit losses, stock-based compensation, reserves for excess and obsolete inventory, fair value measurements, useful lives of assets, the outcome of litigation, recoverability of intangible assets and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.

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

The changes to contract liabilities related to deferred revenue are as follows:

Nine Months Ended
September 30,
(In thousands)	2024
Beginning contract liabilities	$27,749
Revenue recognized from contract liabilities	(20,566)
Advance consideration received during the period	23,681
Ending contract liabilities	$30,864

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities, and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of September 30, 2024. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

During the three and nine months ended September 30, 2024, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

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

(k) Derivative Financial Instruments

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

(l) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments.

(m) Acquisition-Related Costs

Acquisition-related costs represents the change in fair value of business acquisition-related contingent consideration and specific costs related to the consummation of the acquisition process such as banker fees, legal fees and other acquisition-related professional fees.

(n) Restructuring Costs

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

(p) Recently Issued Accounting Pronouncements

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

(q) Recently Adopted Accounting Pronouncements

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

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the first quarter of 2024, the Company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASC 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million contingent consideration which is payable upon meeting the Good Manufacturing Process milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. Contingent consideration will not be recorded in this asset acquisition until the milestone is met.

Business Combinations

During the third quarter of 2024, the Company completed one acquisition that was not material to the overall condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.1 million of cash paid at closing and $1.6 million in contingent consideration payments, resulting in goodwill of $1.7 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of five years and are payable in cash.

During the second quarter of 2024, the Company completed one acquisition that was not material to the overall condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.1 million of cash paid at closing and $1.9 million in contingent consideration payments, resulting in goodwill of $2.0 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of five years and are payable in cash.

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

During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC, which engages in the business of selling systems that produce autologous biologics. The purchase price consisted of approximately $30.0 million of cash paid at closing, plus $1.4 million of preliminary post-closing adjustments. The Company recorded identifiable net assets, based on their estimated fair values, for inventory of $3.3 million, goodwill of $15.2 million, customer relationships and other intangibles of $10.5 million with a weighted average useful life of 20 years, and developed technology of $2.4 million with a weighted average useful life of 8 years. The Company finalized the purchase price allocation of the assets and liabilities acquired within one year from the date of acquisition.

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

As part of the Merger, the Company assumed equity awards for certain NuVasive RSUs and NuVasive PRSUs in accordance with the terms of the Merger Agreement. Certain awards included a change in control provision (single trigger) which accelerated the vesting of the awards on the closing date of the Merger. These awards were considered as part of the total purchase price. The unvested awards will continue to vest in accordance with the terms of the original award agreement, except for certain PRSUs that were converted into RSUs. Once vested, the holders will receive shares of the Company’s Class A Common Stock. Of the total consideration for the assumed equity awards, $28.6 million was allocated to the purchase price and $42.3 million was deemed compensatory as it was attributable to post acquisition vesting. Of the $42.3 million of total compensation related to the assumed awards, $12.9 million was expensed on the acquisition date due to accelerated vesting of the awards, recognized as Merger related costs, and $29.4 million relates to future services and will be expensed over the remaining service periods of the unvested awards on a straight-line basis. Of the $29.4 million related to future services, $15.4 million of expense has been recognized as of September 30, 2024.

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

We accounted for the Merger using the acquisition method of accounting, which requires the NuVasive assets and liabilities to be recorded on our balance sheet at fair value as of the acquisition date. The following table summarizes the final purchase price allocation for the Merger as of September 30, 2024:

(In thousands)	Preliminary Purchase Price Allocation as of September 1, 2023	Measurement Period and Other Adjustments	Preliminary Purchase Price Allocation as of December 31, 2023 (as adjusted)	Measurement Period and Other Adjustments	Final Purchase Price Allocation
Current assets (excluding accounts receivable and inventories)	$158,112	$38	$158,150	$—	$158,150
Accounts receivable	249,591	(6,912)	242,679	—	242,679
Inventories	570,300	(12,266)	558,034	16,969	575,003
Property, plant, and equipment	361,118	598	361,716	(1,019)	360,697
Operating lease ROU asset	90,457	(32,174)	58,283	—	58,283
Intangible assets	1,222,000	(323,000)	899,000	—	899,000
Other long-term assets	25,973	13,111	39,084	—	39,084
Deferred income taxes	4,837	977	5,814	—	5,814
Total Assets	$2,682,388	$(359,628)	$2,322,760	$15,950	$2,338,710

Current Liabilities	185,175	(1,718)	183,457	13,387	196,844
Operating lease liabilities, including current portion	109,110	(7,758)	101,352	—	101,352
Business acquisition liabilities, including current portion	66,873	—	66,873	—	66,873
Senior convertible notes	409,500	—	409,500	—	409,500
Deferred income taxes and other tax liabilities	194,553	(16,035)	178,518	(19,501)	159,017
Other liabilities	37,496	(23,797)	13,699	(2,471)	11,228
Total liabilities	$1,002,707	$(49,308)	$953,399	$(8,585)	$944,814

Fair value of acquired identifiable assets and liabilities	$1,679,681	$(310,320)	$1,369,361	$24,535	$1,393,896

Purchase price	$2,603,836		$2,603,836		$2,603,836
Less: Fair value of acquired identifiable assets and liabilities	(1,679,681)		(1,369,361)		(1,393,896)
Goodwill	$924,155		$1,234,475		$1,209,940

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

The fair value of work-in-process and finished goods inventory utilizes a sales comparison approach which estimates the selling price of the inventory in completed condition less costs of disposal and a reasonable profit allowance for the selling effort.

The fair value of property and equipment utilizes a combination of the cost approach, income approach, and sales comparison approach less amounts for capitalized research and development costs existing on NuVasive’s closing balance sheet.

The fair value of the identifiable intangible assets was determined using variations of the income approach, namely the multi-period excess earnings and relief from royalty methodologies. The most significant assumptions applied in the development of the intangible asset fair values include: the amount and timing of future cash flows, the selection of discount and royalty rates, and the assessment of the asset’s economic life.

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of NuVasive’s identifiable intangible assets acquired and their amortization period (in years):

	Fair Value as of
(In thousands)	September 30, 2024	Useful Life
Developed Technology	$607,000	8
Customer Relationships	292,000	11

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

The following unaudited pro forma information for the Company presents combined net sales and net income, as if the merger had been completed on January 1, 2022, and is presented for informational purposes only:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2023
Pro forma net sales	$585,478	$1,779,278
Pro forma net income	49,416	98,783

NOTE 4. NET SALES

The following table represents net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Musculoskeletal Solutions	$587,402	$355,978	$1,755,011	$864,440
Enabling Technologies	38,303	27,661	107,051	87,502
Total net sales	$625,705	$383,639	$1,862,062	$951,942

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$7,225	$5	$(36)	$7,194
Corporate debt securities	33,430	4	(151)	33,283
Asset-backed securities	21	—	—	21
Government, federal agency, and other sovereign obligations	31,597	11	(166)	31,442
Total short-term marketable securities	$72,273	$20	$(353)	$71,940

Long-term:
Corporate debt securities	1,749	—	—	1,749
Asset-backed securities	10,625	—	(77)	10,548
Government, federal agency, and other sovereign obligations	—	—	—	—
Total long-term marketable securities	$12,374	$—	$(77)	$12,297

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$11,210	$—	$(224)	$10,986
Corporate debt securities	38,416	—	(853)	37,563
Government, federal agency, and other sovereign obligations	2,004	—	(56)	1,948
Total short-term marketable securities	$51,630	$—	$(1,133)	$50,497

Long-term:
Municipal bonds	$7,180	$—	$(109)	$7,071
Corporate debt securities	21,707	—	(432)	21,275
Asset-backed securities	17,499	—	(338)	17,161
Government, federal agency, and other sovereign obligations	30,363	—	(442)	29,921
Total long-term marketable securities	$76,749	$—	$(1,321)	$75,428

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of September 30, 2024 and December 31, 2023, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table represents the fair value of assets and liabilities, as of September 30, 2024 and December 31, 2023, respectively, including the following:

(In thousands)	Balance at September 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$296,668	$296,169	$499	$—
Municipal bonds	7,194	—	7,194	—
Corporate debt securities	35,032	—	35,032	—
Asset-backed securities	10,569	—	10,569	—
Government, federal agency, and other sovereign obligations	31,442	—	31,442	—
2025 Hedge	471	—	471	—
Liabilities:
Senior Convertible Notes due 2025	439,179	439,179	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	471	—	471	—
Business acquisition liabilities	113,858	—	—	113,858

(In thousands)	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$203,689	$203,689	$—	$—
Municipal bonds	18,057	—	18,057	—
Corporate debt securities	58,838	—	58,838	—
Asset-backed securities	17,161	—	17,161	—
Government, federal agency, and other sovereign obligations	31,869	2,928	28,941	—
2025 Hedge	687	—	687	—

Liabilities:
Senior Convertible Notes due 2025	417,363	417,363	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	687	—	687	—
Business acquisition liabilities	139,358	—	—	139,358

Our marketable securities and certain cash equivalents are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

The bifurcated conversion option and 2025 Hedge are classified as Level 2 within the fair value hierarchy, based on implied equity volatility. The estimated fair value of the 2025 Notes, inclusive of the embedded conversion option, at September 30, 2024 was $439.7 million. The fair value was determined based on the quoted price of the 2025 Notes in an active market on the last trading day of the reporting period and has been classified as Level 1 within the fair value hierarchy.

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	1.9%	-	5.7%	3.0%
Revenue volatility	14.0%	-	20.0%	14.8%
Discount rate	5.2%	-	8.5%	6.4%
Projected year of payment	2024	-	2034

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and nine months ended September 30, 2024 and 2023, respectively included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$121,332	$65,352	$139,358	$68,258
Purchase price contingent consideration	1,603	66,873	22,669	66,873
Changes resulting from foreign currency fluctuations	—	—	246	—
Contingent cash payments	(4,201)	(2,754)	(55,087)	(8,278)
Contingent RSU grants	(1,339)	(951)	(1,856)	(1,510)
Changes in fair value of business acquisition liabilities	(4,132)	1,151	8,608	4,431
Contractual payable reclassification	595	295	(80)	192
Ending balance	$113,858	$129,966	$113,858	$129,966

Purchase price contingent consideration includes obligations acquired in the NuVasive Merger in addition to other immaterial acquisitions. Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following:

	September 30,	December 31,
(In thousands)	2024	2023
Raw materials	$115,834	$103,349
Work in process	43,578	37,321
Finished goods	558,291	707,465
Total inventories	$717,703	$848,135

As part of the NuVasive Merger, a net step up in the value of inventory of $219.6 million was recorded, with certain acquired inventory receiving a step up of $286.7 million, and certain acquired inventory receiving a step down of $67.1 million. The net step up was composed of $3.1 million for work in process and $216.5 million for finished goods. The amortization of the inventory step up recorded in product cost of sales was $60.7 million and $167.9 million for the three and nine months ended September 30, 2024, respectively. Of the $60.7 million amortization in the three months ended September 30, 2024, $5.5 million related to a prior period catchup of amortization associated with the final measurement period valuation adjustment recorded to the inventory balance. As of September 30, 2024, the total remaining balance of inventory fair value adjustment was a step down of $19.8 million.

During the three months ended September 30, 2024 and 2023, net adjustments to cost of sales related to excess and obsolete inventory were $5.7 million and $2.7 million, respectively. The net adjustments for the three months ended September 30, 2024 and 2023 reflect a combination of additional expense for excess and obsolete related provisions ($6.9 million and $4.7 million, respectively) offset by sales and disposals ($1.2 million and $2.0 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the nine months ended September 30, 2024 and 2023, net adjustments to cost of sales related to excess and obsolete inventory were $16.2 million and $6.7 million, respectively. The net adjustments for the nine months ended September 30, 2024 and 2023 reflect a combination of additional expense for excess and obsolete related provisions ($20.7 million and $11.6 million, respectively) offset by sales and disposals ($4.5 million and $4.9 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following:

	Useful	September 30,	December 31,
(In thousands)	Life	2024	2023
Land	—	$9,752	$9,748
Buildings and improvements	31.5	100,885	102,449
Equipment	5-15	216,873	206,392
Instruments, modules, and cases	5	716,267	672,018
Other property and equipment	3-5	30,027	22,020
		1,073,804	1,012,627
Less: accumulated depreciation and amortization		(505,982)	(425,695)
Total		$567,822	$586,932

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Depreciation	$36,873	$23,627	$96,335	$50,662

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2023 and the nine months ended September 30, 2024, respectively included the following:

(In thousands)
December 31, 2022	$197,471
Additions and adjustments	1,235,890
Foreign exchange	1,179
December 31, 2023	1,434,540
Additions and adjustments	(2,993)
Foreign exchange	119
September 30, 2024	$1,431,666

Intangible assets as of September 30, 2024 included the following:

		September 30, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,967)	$33
Customer relationships & other intangibles	10.6	355,703	(78,456)	277,247
Developed technology	8.0	701,679	(140,453)	561,226
Patents	16.1	9,312	(5,040)	4,272
Total intangible assets		$1,070,694	$(227,916)	$842,778

Intangible assets as of December 31, 2023 included the following:

		December 31, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier network	10.0	$4,000	$(3,667)	$333
Customer relationships & other intangibles	10.6	353,849	(54,871)	298,978
Developed technology	8.0	695,226	(74,636)	620,590
Patents	16.1	9,266	(4,564)	4,702
Total intangible assets		$1,062,341	$(137,738)	$924,603

The following table summarizes amortization of intangible assets for future periods as of September 30, 2024:

(In thousands)	Annual Amortization
Remaining 2024	$30,162
2025	114,936
2026	111,150
2027	110,048
2028	106,596
Thereafter	369,886
Total	$842,778

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of September 30, 2024 and December 31, 2023, respectively included the following:

	September 30,	December 31,
(In thousands)	2024	2023
Compensation and other employee-related costs	$138,452	$140,817
Legal and other settlements and expenses	7,576	9,335
Accrued non-income taxes	42,481	23,726
Royalties	8,850	10,130
Rebates	32,834	27,605
Other	25,067	28,847
Total accrued expenses	$255,260	$240,460

NOTE 11. DEBT

The carrying values of the Company’s 2025 Notes, acquired in the NuVasive merger, as of September 30, 2024, were as follows:

	September 30, 2024	December 31,
(In thousands)	2024	2023
0.375% Senior Convertible Notes due 2025:
Principal	$449,987	$449,987
Unamortized fair value adjustment for acquisition accounting	13,315	33,275
0.375% Senior Convertible Notes due 2025:	436,672	416,712
Embedded Conversion Option	471	687
Debt, net of unamortized fair value adjustments for acquisition accounting	$437,142	$417,399

	Three Months September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Interest expense:
Contractual coupon interest	$422	$141	$1,266	$141
Amortization of fair value adjustments for acquisition accounting	6,658	223	19,973	223
Total interest expense recognized on Senior Convertible Notes due 2025	$7,080	$364	$21,239	$364

Effective interest rates:
Senior Convertible Notes due 2025	6.5%	1.1%	6.5%	1.1%

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the Revolving Credit Facility) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of September 30, 2024, we have not borrowed under the September 2023 Credit Agreement and we were in compliance with all covenants.

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

Until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances.

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

Upon the initial recognition of the 2025 Notes pursuant to the purchase accounting for the Merger, the embedded conversion feature does not meet the equity scope exception described in ASC 815-40, Contracts in Entity’s Own Equity. The embedded conversion feature is bifurcated and presented as a liability on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. The Company recognized, at Merger closing, the embedded conversion feature at fair value of $0.7 million and allocated the residual $407.8 million of the 2025 Notes fair value to the host debt instrument. As of the September 30, 2024, the fair value of the embedded conversion feature was $0.5 million. As a result of the Merger and recognizing the fair value of the 2025 Notes, along with the embedded conversion feature, as of the acquisition date, the Company recorded $42.2 million debt discount to be accreted as interest expense over the life of the notes.

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

In accordance with ASC 805, the Company recognized the 2025 Hedge at an acquisition date fair value of $1.7 million. The 2025 Hedge does not meet the equity scope exception described in ASC 815-40, Contract in Entity’s Own Equity, and will be presented as asset on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. As of September 30, 2024, the fair value of the 2025 Hedge is $0.5 million recorded within the Other Assets with the consolidated balance sheet. An assumed exercise of the 2025 Hedge by NuVasive is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company repurchased no shares during the three months ended September 30, 2024. The Company repurchased 1.6 million shares under this program at an average price of $52.14, for a total dollar amount of $84.8 million during the nine months ended September 30, 2024. As of September 30, 2024, the Company has remaining authorization to repurchase a total of $190.3 million of the Company’s Class A Common. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended September 30, 2024 and 2023, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)
Other comprehensive income/(loss) before reclassifications	2,045	1,446	3,491
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(262)	—	(262)
Other comprehensive income/(loss), net of tax	1,783	1,446	3,229
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2024	$(79)	$(6,884)	$(6,963)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)
Other comprehensive income/(loss) before reclassifications	9,149	(1,085)	8,064
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(2,170)	—	(2,170)
Other comprehensive income/(loss), net of tax	6,979	(1,085)	5,894
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2023	$(8,114)	$(10,622)	$(18,736)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income/(loss) for basic	$51,836	$998	$76,479	$107,839
Interest and amortization of debt discount costs on the 0.375% Senior Convertible Notes due 2025, net of tax	—	—	—	364
Adjusted net income (loss) for diluted	$51,836	$998	76,479	108,203
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	135,615	113,537	135,390	104,762
Dilutive stock options, RSUs, and PRSUs	2,447	1,708	1,855	1,678
Senior Convertible Notes due 2025	—	—	—	3,618
Weighted average shares outstanding for diluted	138,062	115,245	137,245	110,058
Earnings per share:
Basic	$0.38	$0.01	$0.56	$1.03
Diluted	$0.38	$0.01	$0.56	$0.98

Anti-dilutive stock options and RSUs excluded from the calculation	3,672	5,942	6,314	5,698
Anti-dilutive warrants excluded from the calculation	3,618	3,618	3,618	3,618
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	3,618	3,618	3,618	—
Total	$10,908	$13,178	$13,550	$9,316

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

As of September 30, 2024, pursuant to the 2021 Plan, the NuVasive 2014 Plan, and the Ellipse 2015 Plan, there were 9,887,190 shares, 297,607 shares, and 372,523 shares, respectively, of Class A Common reserved and 3,185,194 shares, no shares, and 285,757 shares, respectively of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024.

Stock Options

Stock option activity during the nine months ended September 30, 2024 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2023	11,401	$53.02
Granted	2,592	55.15
Exercised	(968)	42.48
Forfeited	(643)	57.35
Outstanding at September 30, 2024	12,382	54.09	6.5	$220,604
Exercisable at September 30, 2024	7,366	52.27	5.2	144,581
Expected to vest at September 30, 2024	5,015	$56.76	8.4	$76,022

The total intrinsic value of stock options exercised was $14 million and $2.2 million during the three months ended September 30, 2024, and 2023, respectively. The total intrinsic value of stock options exercised was $23.9 million and $10.3 million during the nine months ended September 30, 2024, and 2023, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2024			2023
Risk-free interest rate	3.52%	-	4.75%	3.45%	-	4.45%
Expected term (years)	4.7	-	7.5	4.7	-	4.8
Expected volatility	34.0%	-	39.0%	35.0%	-	38.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended September 30, 2024, and 2023 was $28.63 and $20.61 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2024, and 2023 was $21.90 and $21.95 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the nine months ended September 30, 2024 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2023	820	$54.98
Granted	28	65.19
Vested	(353)	54.10
Forfeited	(62)	54.10
Outstanding at September 30, 2024	433	$56.49	2.68

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the nine months ended September 30, 2024 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2023	106	$53.61
Granted	—	—
Vested	(9)	54.10
Forfeited	(21)	54.10
Outstanding at September 30, 2024	76	$53.46	1.91

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Stock-based compensation expense	$12,211	$9,877	$42,284	$27,418
Stock-based compensation expense classified in Acquisition-Related Costs	—	12,878	—	12,878
Net stock-based compensation capitalized into inventory	92	1	144	130
Total stock-based compensation cost	$12,303	$22,756	$42,428	$40,426

As of September 30, 2024, there was $96.2 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.57 years.

NOTE 14. INCOME TAXES

In computing our income tax provision, we make certain estimates and judgments, such as estimated annual taxable income or loss, annual effective tax rate, nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. Our estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. Should facts and circumstances change during a quarter causing a material change to the estimated effective income tax rate, a cumulative adjustment is recorded the nature and timing of cumulative adjustment is recorded.

The following table provides a summary of our effective income tax rate for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Effective income tax rate	9.1%	60.7%	20.4%	23.2%

For the three months ended September 30, 2024, the decrease in the effective tax rate was due primarily to a benefit from a release of tax reserves of $2.9 million in the current period and a higher stock compensation windfall benefit of $1.5 million, partially offset by higher income before income taxes of $54.5 million. For the nine months ended September 30, 2024, the decrease in the effective tax rate was due primarily to a benefit from a release of tax reserves of $3.7 million in the current period, a higher stock compensation windfall benefit of $2.1 million, and lower income before income taxes of $44.3 million.

NOTE 15. RESTRUCTURING AND OTHER COSTS

For the three months ended September 30, 2024, the Company incurred restructuring and other costs primarily related to employee termination benefits as a part of the 2024 Synergy Plan. The 2024 Synergy Plan was designed to optimize the organizational structure of Globus by reducing the size of our workforce. Impacted employees were notified during January 2024 and July 2024. Totals include stock based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, where applicable.

The following table provides a summary of recognized pre-tax costs for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2024
Cost of Sales	$35	$178
Research and Development	570	2,090
Selling, General and Administrative	250	3,486
Restructuring Costs	5,191	23,766
Total restructuring and other costs	$6,046	$29,520

The following table provides a summary of activity related to the restructuring program for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2024
Beginning Balance	$8,930	$—
Charges	6,046	29,520
Cash Payments	(9,352)	(18,997)
Settled non-cash	(855)	(5,754)
September 30, 2024	$4,769	$4,769

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

Amounts reported in the condensed consolidated balance sheet were as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Asset:
Operating lease right-of-use asset	$52,824	$59,931
Finance lease right-of-use asset	1,682	797
Total leased assets	$54,506	$60,728

Liabilities:
Current:
Operating lease liability	11,040	11,967
Finance lease liability	1,035	475
Long-term:
Operating lease liability	86,376	91,037
Finance lease liability	709	337
Total lease liabilities	$99,160	$103,816

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Lease expense:
Operating lease expense	$6,554	$2,357	$18,754	$4,287
Finance lease expense
Depreciation of right-of-use asset	191	85	542	85
Interest expense on lease liabilities	28	6	85	6
Total lease expense	$6,773	$2,448	$19,381	$4,378

Future minimum lease payments under non-cancellable leases as of September 30, 2024 are as follows:

(In thousands)	Finance Leases	Operating Leases
Remaining 2024	$335	$12,569
2025	968	16,567
2026	433	14,705
2027	83	13,387
2028	15	11,501
Thereafter	5	74,005
Total minimum lease payments	$1,841	$142,733
Less: amount representing interest	(97)	(45,317)
Present value of obligations under leases	1,744	97,416
Less: current portion	(1,035)	(11,040)
Long-term lease obligations	$709	$86,376

The table below summarizes the Company’s supplemental cash flow information and assumptions used:

	Nine Months Ended
	September 30,	September 30,
(In thousands, except weighted average lease term and discount rate)	2024	2023
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$12,463	$3,567
Operating cash flows for finance leases	85	6
Financing cash flows for finance leases	945	55
Total cash paid for amounts included in the measurement of lease liabilities	$13,493	$3,628

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,643	$3,146
Financing leases	$—	$—
Weighted-average remaining lease term
Operating leases	7.5	9.9
Financing leases	0.2	2.8
Weighted-average discount rate
Operating leases	0.7%	5.2%
Financing leases	0.7%	4.3%

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz Family LLC filed an appeal to the verdict. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of September 30, 2024.

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

The following table represents total net sales, net by geographic area, based on the location of the customer:

	Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
United States	$495,789	$309,315	$1,478,174	$788,924
International	129,916	74,324	383,888	163,018
Total	$625,705	$383,639	$1,862,062	$951,942

The following table represents total property and equipment, net by geographic area, based on the location of the customer:

	Property and Equipment, Net
	As of
	September 30,	December 31,
(In thousands)	2024	2023
United States	$522,250	$527,332
International	45,572	59,600
Total	$567,822	$586,932

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

During the nine months ended September 30, 2024, international net sales accounted for approximately 20.6% of our total net sales. We have sold our products and services in approximately 65 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
United States	$495,789	$309,315	$186,474	60.3%
International	129,916	74,324	55,592	74.8%
Total net sales	$625,705	$383,639	$242,066	63.1%

In the United States, the increase in net sales was $186.5 million, or 60.3%, for the three month period ended September 30, 2024 and was significantly driven by the Merger. From a product standpoint, domestic musculoskeletal solutions sales increased by $172.9 million, mainly driven by sales increases in spine products of $146.1 million, and neuromonitoring solution product and services of $17.1 million. Domestic enabling technology sales increased by $13.5 million compared to the prior year, driven by higher unit placement.

International net sales increased by $55.6 million, or 74.8% for the three month period ended September 30, 2024 and was significantly driven by the Merger. From a product standpoint, the increase was mainly due to musculoskeletal solutions sales increase of $58.5 million, primarily due to spine products. Regionally, the increase was driven by sales growth in the Europe and Middle East (“EMEA”) region by $27.1 million, Latin America (“LATAM”) region by $6.4 million and Asia Pacific (“APAC”) region by $21.5 million. International enabling technology sales decreased by $2.9 million compared to the three months ended September 30, 2023.

Cost of Sales

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Cost of sales (exclusive of amortization of intangibles)	$270,515	$135,390	$135,125	99.8%
Percentage of net sales	43.2%	35.3%

The $135.1 million or 99.8% increase in cost of sales was driven primarily by increases to inventory product costs of $59.4 million from increased volume significantly due to the Merger. Additionally, there was increased amortization of inventory fair value step-up of $41.7 million, due to three months of post-acquisition amortization occurring in the current period as compared to one month in the prior period. Further, increases in costs of sales were also impacted by increased depreciation of $9.9 million, and increased changes in excess and obsolete inventory reserves of $5.2 million.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Research and development	$35,380	$29,329	$6,051	20.6%
Percentage of net sales	5.7%	7.6%

The $6.1 million or 20.6% increase in research and development expenses shows our continued investment in product development. This increase was primarily driven by increased personnel related expenses of $4.7 million due to increased headcount and parts expended in development of $1.3 million.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Selling, general and administrative	$240,738	$156,206	$84,532	54.1%
Percentage of net sales	38.5%	40.7%

The increase of $84.5 million or 54.1% in selling, general and administrative expenses was primarily driven by increases to personnel related expenses by $60.3 million due to increased headcount primarily from the Merger, increases to taxes and fees by $4.6 million, consulting and outside service expenses by $4.6 million, and rent expenses by $4.1 million.

Provision for Litigation, net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Provision for litigation, net	$(676)	$2,924	$(3,600)	-123.1%
Percentage of net sales	-0.1%	0.8%

The $3.6 million decrease in provision for litigation, net was due to a favorable legal settlements of $0.7 million during the three months ended September 30, 2024, as compared to the provision expense recorded during the three months ended September 30, 2023.

Amortization of Intangibles

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Amortization of intangibles	$30,076	$13,761	$16,315	118.6%
Percentage of net sales	4.8%	3.6%

Amortization of intangibles increased by $16.3 million or 118.6% for the three month period ended September 30, 2024 compared to the three month period ended September 30, 2023, due to the impact of the intangibles acquired from NuVasive, which had $25.9 million amortization in the current period.

Acquisition-Related Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Acquisition-related costs	$(3,617)	$45,625	$(49,242)	-107.9%
Percentage of net sales	-0.6%	11.9%

The decrease in acquisition-related costs compared to prior year was due primarily to the closing of the merger with NuVasive during the three months ended September 30, 2023. During the prior period, costs incurred primarily related to employee-related costs of $34.0 million and banking and legal fees contingent on the merger closing of $9.5 million. In the current period, a benefit of $3.6 million was recognized due to an adjustment in the classification of associated costs.

Restructuring Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Restructuring Costs	$5,191	$—	$5,191	—
Percentage of net sales	0.8%	0.0%

The restructuring costs of $5.2 million for the three months ended September 30, 2024 were driven by 2024 Synergy Plan employee termination benefits.

Other Income/(expense), Net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income/(expense), net	$8,934	$2,131	$6,803	319.2%
Percentage of net sales	1.4%	0.6%

The increase of $6.8 million in other income/(expense), was primarily due to $15.6 million of foreign currency gain offset by increases in interest expense of $6.0 million, from amortization of the fair value adjustment on the 2025 Notes from acquisition accounting and other contractual interest incurred. Additionally, interest income decreased by $2.5 million driven by a lower average marketable securities portfolio size in the current period.

Income Tax Provision

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax provision	$5,196	$1,537	$3,659	238.0%
Effective income tax rate	9.1%	60.7%

The decrease in the effective tax rate was due primarily to a benefit from a release of tax reserves of $2.9 million in the current period and a higher stock compensation windfall benefit of $1.5 million, partially offset by higher income before income taxes of $54.5 million.

A discussion of our Results of Operations for the three months ended September 30, 2023 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30 2022.” on our Form 10-Q filed on November 7, 2023.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
United States	$1,478,174	$788,924	$689,250	87.4%
International	383,888	163,018	220,870	135.5%
Total net sales	$1,862,062	$951,942	$910,120	95.6%

In the United States, the increase in net sales was $689.3 million, or 87.4% for the nine month period ended September 30, 2024 and was significantly driven by the Merger. From a product standpoint, domestic musculoskeletal solutions increased by $667.6 million, mainly driven by sales increases in spine products of $556.1 million and neuromonitoring solution product and services of $77.4 million. Enabling technology increased by $21.7 million compared to the prior year, driven by higher unit placement.

International net sales increased by $220.9 million for the nine month period ended September 30, 2024 and was driven significantly by the Merger. From a product standpoint, it was mainly due to musculoskeletal solutions sales increase of $223.0 million, primarily due to spine products. The increase was driven by sales growth in the EMEA region by $95.8 million, the LATAM region by $25.7 million and the APAC region by $80.8 million, respectively. International enabling technology decreased by $2.1 million compared to the nine months ended September 30, 2023.

Cost of Sales

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Cost of sales	$772,042	$282,688	$489,354	173.1%
Percentage of net sales	41.5%	29.7%

The $489.4 million or 173% increase in cost of sales was driven primarily by increases to inventory product costs of $220.0 million from increased volume significantly due to the Merger. Additionally, there was increased amortization of inventory fair value step-up of $149.0 million due to nine months of post-acquisition amortization occurring in the current period as compared to one month in the prior period. Further, increases in costs of sales were impacted by increased depreciation of $34.8 million, and increased changes in excess and obsolete inventory reserves of $11.8 million.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Research and development	$130,346	$71,758	$58,588	81.6%
Percentage of net sales	7.0%	7.5%

The $58.6 million or 81.6% increase in research and development expenses shows our continued investment in product development. This increase was primarily driven by increased personnel related expenses of $35.7 million due to increased headcount, and acquired IPR&D charge of $12.6 million from the asset acquisition closed in the first quarter of 2024.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Selling, general and administrative	$727,567	$398,691	$328,876	82.5%
Percentage of net sales	39.1%	41.9%

The net increase of $328.9 million or 82.5% in selling, general and administrative expenses was primarily due to increased personnel related expenses of $240.1 million driven by increased headcount primarily from the Merger. Additionally, taxes and fees increased by $21.4 million, consulting and outside service expenses by $14.9 million, and rent expenses by $11.3 million.

Provision for Litigation, net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Provision for litigation, net	$628	$184	$444	241.3%
Percentage of net sales	0.0%	0.0%

The provision for litigation was consistent across the periods, with net provision charge slightly higher in the current period as compared to the prior period. The main driver in the current period was a case accrual for $0.8 million along with adjustments to other reserves, partially offset by a favorable settlement of $0.7 million.

Amortization of Intangibles

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Amortization of intangibles	$89,461	$22,909	$66,552	290.5%
Percentage of net sales	4.8%	2.4%

Amortization of intangibles increased by $66.6 million, or 290.5%, for the nine month period ended September 30, 2024, as compared to the nine month period ended September 30, 2023, due to the impact of the intangibles acquired from NuVasive, which had $77.3 million amortization in the current period.

Acquisition-Related Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Acquisition-related costs	$12,535	$52,693	$(40,158)	-76.2%
Percentage of net sales	0.7%	5.5%

The decrease in acquisition-related costs compared to prior year was due primarily to the closing of the merger with NuVasive during the three months ended September 30, 2023. During the current period, the cost of $12.5 million was primarily driven by the charge of $8.6 million recorded as a change to the fair value of business acquisition liabilities resulting from changes in contract terms, market conditions and the achievement of certain performance conditions. Additionally, there was an increase of $1.5 million in employee related costs. During the prior period, costs incurred are primarily related to the closing of the Merger, including employee-related costs personnel related charges for fees and severance of $34.0 million and banking and legal fees contingent on the merger closing of $9.5 million.

Restructuring Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Restructuring Costs	$23,766	$—	$23,766	100.0%
Percentage of net sales	1.3%	0.0%

The restructuring costs of $23.8 million for the nine months ended September 30, 2024 were due to employee termination benefits associated with the 2024 Synergy Plan.

Other Income/(expense), Net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income, net	$(9,662)	$17,379	$(27,041)	-155.6%
Percentage of net sales	-0.5%	1.8%

The decrease of $27.0 million in other income/(expense), was primarily due to higher interest expense of $20.7 million, from amortization of the fair value adjustment on the 2025 Notes from acquisition accounting and other contractual interest incurred. In addition, interest income decreased by $7.0 million driven from a lower average marketable securities portfolio size in the current period.

Income Tax Provision

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax provision	$19,576	$32,560	$(12,984)	-39.9%
Effective income tax rate	20.4%	23.2%

The decrease in the effective tax rate was due primarily to a benefit from a release of tax reserves of $3.7 million in the current period, a higher stock compensation windfall benefit of $2.1 million, and lower income before income taxes of $44.3 million.

A discussion of our Results of Operations for the nine months ended September 30, 2023 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.” on our Form 10-Q filed on November 7, 2023.

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

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of September 30, 2024, we have not borrowed under the September 2023 Credit Agreement and we are in compliance with all covenants.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended		2024-2023
	September 30,		Change
(In thousands)	2024	2023	$
Net cash provided by/(used in) operating activities	$310,299	$138,825	$171,474
Net cash provided by/(used in) investing activities	(71,929)	(17,647)	(54,282)
Net cash provided by/(used in) financing activities	(87,429)	5,449	(92,878)
Effect of foreign exchange rate changes on cash	4,533	2,527	2,006
Increase (decrease) in cash and cash equivalents	$155,474	$129,154	$26,320

Cash Provided by Operating Activities

The higher net cash provided by operating activities for the nine month period ended September 30, 2024 was primarily the result of higher net income after adjusting out non-cash add-backs and non-cash expenses, primarily due to the Merger. These include increased amortization of purchase accounting related fair value step up of inventory of $149.0 million, increased depreciation and amortization of $112.2 million, and increased amortization of the fair value step up with respect to our 2025 Note of $20.0 million, partially offset by unfavorable changes in accounts receivable of $63.6 million, deferred income taxes of $46.7 million, and accrued expenses and other liabilities of $20.2 million.

Cash Used in Investing Activities

The higher cash used in investing activities for the nine month period ended September 30, 2024 was due primarily to less inflows from net maturities of marketable securities of $289.8 million as we manage our liquidity, as well as increased purchases of property and equipment of $42.9 million primarily from increased production resulting from the Merger. These were partially offset by decreased outflows for the acquisition of businesses, net of cash acquired of $278.4 million, with immaterial acquisitions occurring in the current period as compared to the prior period that was primarily driven by the Merger.

Cash Used in Financing Activities

The higher net cash used in financing activities for the nine month period ended September 30, 2024 was primarily the result of increased repurchases of Class A common stock of $84.8 million, and increased payments of business acquisition-related liabilities of $31.1 million, partially offset by higher proceeds from the exercise of stock options of $29.8 million.

A discussion of our Cash Flows for the nine months ended September 30, 2023 can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on November 7, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides the activity related to share repurchases for the third quarter of 2024.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
July 1, 2024 - July 31, 2024	—	$—	—	$190,261
August 1, 2024 - August 31, 2024	—	—	—	190,261
September 1, 2024 - September 30, 2024	—	—	—	190,261
Total	—		—

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

None.

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

GLOBUS MEDICAL, INC.

Dated:	November 5, 2024	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated:	November 5, 2024	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer and Chief Operating Officer
Chief Accounting Officer
Executive Vice President
(Principal Financial Officer)