Form 10-K
period 2024-12-31
GLOBUS MEDICAL INC
filed 2025-02-20
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2024, as reported on the New York Stock Exchange, was approximately $7.7 billion.

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of February 18, 2025 was 137,541,648 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2024, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with the integration of the NuVasive business and Globus Medical, Inc.’s ability to successfully integrate and achieve anticipated synergies with the NuVasive business, our ability to complete the acquisition of and successfully integrate the Nevro, Inc. business, health epidemics, pandemics and similar outbreaks, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With 18 product launches in 2024 and operations across 66 countries worldwide, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions. Although we manage our business globally within one reportable segment, we separate our products and services into two major categories: Musculoskeletal Solutions and Enabling Technologies.

NuVasive Merger

On September 1, 2023, pursuant to that certain merger agreement (the “Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc. (“Merger Sub”), Merger Sub, a wholly owned subsidiary of the Company, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “NuVasive Merger”). Under the Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time of the NuVasive Merger (other than certain excluded shares as described in the Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus, $0.001 par value per share, and the right to receive cash in lieu of fractional shares.

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

During the year ended December 31, 2024, international sales accounted for approximately 20.6% of our total sales. Internationally, we sell our products through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces as well as through the commercialization of additional products.

Strategy

Our goal is to become the market leader in providing innovative solutions to promote healing in patients with musculoskeletal disorders. To achieve this goal, we employ the following business strategies:

•Leverage our integrated product development engine. We plan to continue developing new products, using the capabilities of our product development engine. We believe our team-oriented and highly integrated development approach, active surgeon input, and demonstrated performance position us to maintain a rapid rate of new product launches. We launched 18 new products in 2024, including the ExcelsiusHub™ and the ExcelsiusFlex™ surgical navigation system. We have a range of new products in various stages of development and expect to continue to regularly launch new products.

•Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets, and to enter new markets, by increasing the size and geographic scope of our exclusive U.S. sales force for Musculoskeletal Solutions. Through the NuVasive Merger, we have significantly grown our U.S. sales force. We expect to continue to increase the number of our direct and distributor sales representatives in the U.S., to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity.

•Continue to expand into international markets. As of December 31, 2024, we had an existing direct or distributor sales presence in 65 countries outside the U.S. We expect to continue to increase our international presence through the commercialization of additional Musculoskeletal Solutions products in current markets and through the expansion of our international sales force in current and new markets.

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

In 2023, we acquired NuVasive, a leader in spine technology innovation, with a mission to transform surgery, advance care, and change lives. NuVasive’s less-invasive, procedurally integrated surgical solutions are designed to deliver reproducible and clinically proven outcomes. The procedural portfolio includes surgical access instruments, spinal implants, fixation systems, biologics, software for surgical planning, navigation and imaging solutions, magnetically adjustable implant systems for spine and orthopedics, and intraoperative neuromonitoring (“IONM”) technology and service offerings. The NuVasive Merger expanded our global commercial reach, increased operational capabilities and enhanced our comprehensive offerings of Musculoskeletal Solutions and Enabling Technologies.

During the first quarter of 2024, the Company completed a share acquisition of a biotechnology company focused on research and development for hemostasis solutions.

We intend to selectively pursue acquisitions and alliances that complement our strategic plan and provide innovative technologies, personnel with significant relevant experience, or increased market penetration. We regularly evaluate possible acquisitions and strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.

The Globus Solution

We believe that our focus on actively listening and responding to the needs of our customers with high quality solutions separates us from our industry peers. Since 2003 we have introduced many products, including 18 products in 2024, designed for the treatment of musculoskeletal disorders. Given our robust product portfolio of unique and differentiated products, as well as the numerous disruptive products in various stages of development, we believe we are well positioned for growth in the musculoskeletal markets we operate in.

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

Our hip and knee joint solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use. Over 16 different implants have been marketed to date, including modular hip stems and acetabular cups for total hip arthroplasty as well as posterior stabilizing and cruciate retaining knee arthroplasty implants.

Our neuromonitoring services utilize proprietary software that employs hunting algorithms and graphical user interfaces to provide surgeons with an enhanced and intuitive nerve avoidance system. Through our IONM platforms, we give surgeons the option to connect certain instruments to a computer system that provides discrete, real-time, surgeon-directed and surgeon-controlled feedback about the directionality and relative proximity of nerves during surgery. Our systems analyze and then translate complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. We provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries.

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

Our INR solutions include the ExcelsiusGPS® platform which is a robotic guidance and navigation system that supports minimally invasive and open procedures with screw and interbody spacer placement applications. The ExcelsiusGPS® platform has a modular design that we expect will serve as a foundation for future clinical applications using artificial intelligence and augmented reality. Also, in 2018, we acquired Nemaris Inc., the company that developed and marketed Surgimap®, a leading surgical planning software platform. Surgimap®’s intuitive, patient-specific surgical planning and cloud-based infrastructure includes predictive algorithms and visual guides that enable healthcare professionals to plan and simulate surgical treatment of complex deformities. The software also enables medical professionals to share medical imaging technology globally to improve procedural workflow and patient care. In 2022, we launched Excelsius3D™, which when combined with the ExcelsiusGPS® robotic navigation system, provides a superior intraoperative, image-guided robotic navigation solution that is designed to improve implant placement accuracy, lower radiation exposure, and shorten operative times. This highly maneuverable and intuitive imaging platform offers 3 imaging modalities, position memory, and a large field of view. In 2024, we launched the ExcelsiusHub® and the ExcelsiusFlex® to further expand our Excelsius® ecosystem. The ExcelsiusHub® provides real-time patient array monitoring, tissue sparing drills, and registration flexibility to elevate the safety of spine navigation. The ExcelsiusFlex® is a total knee arthroplasty robotic solution with imageless and computed tomography-based registration workflows. It was designed to give ergonomic control to the surgeon with enhanced feedback and visibility.

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

Sales and Marketing

We market and sell our products primarily through our exclusive global sales force. As of December 31, 2024, we had a direct or distributor sales presence in the U.S. and in 65 other countries. We have dedicated spinal implant, orthopedic trauma and Enabling Technologies sales teams in place. We sell our hip and knee products primarily through independent sales agents. We expect to continue to increase the number of our direct and distributor sales representatives in each of these areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.

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

Competition

We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, and Smith + Nephew. Alphatec Holdings, Orthofix, Integra LifeSciences, ZimVie and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain regulatory clearance or approvals for competing products more rapidly than we can.

We compete in the marketplace to recruit and retain qualified scientific, management, and sales personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business.

Manufacturing and Supply

We have greatly expanded our dedicated in-house manufacturing capabilities. Our implant products are manufactured in our facilities in Eagleville, Pennsylvania, Limerick, Pennsylvania and West Carrollton, Ohio. Most of our regenerative biologic products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania. The Excelsius® robotic systems are assembled in our facility in Methuen, Massachusetts.

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

We select our suppliers carefully and generally use a small number of suppliers for each of our key products for added reliability. Our internal quality assurance group evaluates the potential vendor through a formal vendor approval process before we enter into a relationship with the vendor. Suppliers that meet our internal quality assurance standards are added to our approved supplier list. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded. All of our suppliers that provide us with implants are ISO-13485 certified, meaning they meet the International Organization for Standardization (“ISO”) requirements for the manufacture of medical devices. Our outsourcing strategy is targeted at companies that meet U.S. Food and Drug Administration (the “FDA”), ISO, and quality standards supported by internal policies and procedures.

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

We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived using our property or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary

As of December 31, 2024, we owned 2,859 issued U.S. patents (2,823 utility patents; 36 design patents) and had applications pending for 822 U.S. patents (all utility patents), and we owned 1,854 issued foreign patents and had applications pending for 464 foreign patents. Our issued patents expired or will expire between March 2015 and December 2044.

Our trademark portfolio contains 746 registered trademarks and 194 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.

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

The Centers for Medicare and Medicaid Services (“CMS”) and the National Center for Health Statistics are jointly responsible for overseeing changes and modifications to International Classification of Diseases, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”) procedure codes used by all providers including physicians and facilities for reporting patient diagnosis(es) and hospitals for reporting inpatient procedures. The granularity and specificity of the ICD-10-CM/PCS coding system may impact reimbursement in the future, particularly hospital inpatient reimbursement. Physician and hospital coding is subject to change, which could impact coverage and reimbursement and thus potentially impact physician practice behavior.

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

However, certain third-party payors, large and small, may have policies significantly limiting coverage of, products or services that we offer. We will continue to provide resources to patients, surgeons, hospitals, and insurers in order to ensure optimum patient care and clarity regarding reimbursement and work to remove any and all non-coverage policies by third-party payors. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. We cannot offer definitive timeframes or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party payors. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.

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

Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties, including Relators (whistleblowers) who can file complaints on behalf of the government and on their own behalf under the federal civil False Claims Act (“FCA”), could interpret these laws and our efforts to comply with them differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.

There may be future changes in legal and regulatory requirements that may materially impact our results of operations.

Future changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate. For example, changes taking place in the U.S. associated with a new federal administration, as well as changes in legal standards, including the reduced level of deference due to administrative agencies, such as the FDA, following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success. It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in the federal workforce and agency policies that may result in regulatory delays, including with respect to the FDA’s review of medical device marketing applications and other submissions, and that may impact the ability to communicate with and obtain guidance from the agencies. At this time, it is too early to predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operations.

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

On July 16, 2024, Globus Medical, Inc. received a warning letter from the FDA following an inspection of our facilities in Audubon, Pennsylvania. In the warning letter, the FDA cited deficiencies in the response letters sent by the Company to the FDA following the Form 483, List of Investigational Observations, which was delivered to the Company in connection with the inspection that occurred from February 15, 2024, until March 7, 2024. The letter describes observed non-conformities in establishing and maintaining product complaint procedures, including complaint investigations, risk reconciliation, and Medical Device Report procedures including timely reporting, pertaining to the ExcelsiusGPS® robotic system. The letter did not identify any safety concerns with the use of the ExcelsiusGPS® robotic system, nor did it raise any issue with the manufacturing process. We responded to the FDA’s warning letter on August 2, 2024, provided periodic updates to the FDA on our progress, and notified the FDA of actions completed to resolve the observations. As of February 20, 2025, this warning letter remains open.

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

The EU has also adopted the EU Medical Device Regulation 2017/745 (“MDR”), which replaced existing directives and imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. Following the expiration of the transitional provisions of the MDD relating to the CE mark (extended to December 2027 or December 2028 depending on product classification), all medical device companies intending to manufacture and/or market products in the EEA after May 2024, including Globus Medical, NuVasive and NuVasive Specialized Orthopedics), will be required to comply with requirements of the MDR, which increased technical documentation requirements, imparted more labeling obligations of higher risk devices, and altered the classification of some of our products. Most devices that are CE-marked under the MDD may continue to be marketed in the EU under certain conditions until December 2027 for Class III and IIb implantable devices; 2028 for other Class IIb, IIa and Class I devices which require involvement of a Notified Body in the conformity assessment, at which time these products must comply with the MDR. MDD compliant products intended to be placed on the market after May 2024 must meet certain conditions and be under contract with an MDR accredited Notified Body and in compliance with Transitional Provisions.

Additionally, in the EEA the procurement, testing, processing, preservation, storage and distribution of human tissues and cells is subject to the requirements of the laws of individual EEA Member States implementing Directive 2004/23/EC, Directive 2006/17/EC and Directive 2006/86/EC.

Further, the advertising and promotion of our products in the EEA is subject to limited provisions under MDR and the laws of individual EEA Member States implementing Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State laws and industry codes governing the advertising and promotion of medical devices. These laws and codes may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

In addition to the presiding MDD and MDR outlined above, we must also comply with EU / EEA laws, directives, regulations and recognized standards as applicable to the devices we produce. These requirements can include all facets of healthcare, including environmental compliance, product stewardship, technical considerations, material of manufacture, and labeling availability. Below is a non-exhaustive list of requirements to apply to devices within our portfolio and to which we must demonstrate some degree of compliance:

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

Following a national referendum and enactment of legislation by the government of the United Kingdom (“UK”), the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its future relationship with the EU. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework, including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the EU, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Further, pursuant to guidance issued by the UK Government, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark, UK Conformity Assessed (“UKCA”), has also been introduced and will replace the CE conformity mark in the UK. UK-approved Notified Bodies designated by the MHRA will conduct conformity assessments against applicable requirements of the UKCA mark. Obtaining the UKCA conformity mark is optional from January 2021 and will have rolling requirements for MDD/MDR certified devices until June 30, 2030. Although CE conformity marking and certificates issued by Notified Bodies will continue to be recognized in the UK until June 30, 2028 for medical devices that have undergone the conformity procedure under the EU MDD and until June 30, 2030 for medical devices that have undergone the conformity procedure under the EU MDR, all medical devices are required to be registered with the MHRA as of January 1, 2021 in accordance with the provided grace period depending on the product risk classification. Additionally, for manufacturers based outside of the UK, a single UK Responsible Person with a place of business in the UK must be established. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government; knowingly making, or causing to be made, a false statement to get a false claim paid; or knowingly avoiding, decreasing or concealing an obligation to pay money to the federal government. Violations of the federal Anti-Kickback Statute and off-label promotion have been pursued by the Department of Justice (the “DOJ”) and the Department of Health and Human Services (“HHS”) as violations of the FCA. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. Lawsuits under the FCA often are initiated by Relators on behalf of the government. Relators are incentivized to pursue claims against manufacturers and providers by the potential to share in any monetary recoveries by the government in litigation or as part of a settlement, which can be significant. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

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

The Physician Payments Sunshine Act of 2009 (the "Sunshine Act”) was enacted into law in 2010 and requires public disclosure to the U.S. government of certain payments and other transfers of value to U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and nurse midwives, and to U.S. teaching hospitals, including in-kind transfers of value such as educational items or meals. Ownership and investment interests by physicians and their immediate family members also must be reported. The Sunshine Act also provides penalties for non-compliance. The Sunshine Act requires that we file an annual report on March 31 of a calendar year for the payments and other transfers of value incurred for the prior calendar year. This law, along with various international and individual state reporting, compliance program, gift ban and marketing program requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions, such as the UK’s Bribery Act, generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and (in the case of the Bribery Act) private sector decision makers for the purpose of obtaining or retaining business. Because of the predominance of government-owned or-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. Global enforcement of anti-corruption laws has increased considerably in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant fines and penalties against companies and individuals. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and prohibit improper practices. The government may seek to hold us liable for FCPA violations committed by companies that we acquire. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees, and exclusion from participation in governmental healthcare programs.

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

Human Capital

Workforce Overview

We believe our employees are our most valuable asset and the cornerstone of our success as an organization. Our talent-related initiatives, including recruitment, development, compensation and benefits, are designed to build and retain a world-class team capable of driving innovation and achieving our strategic goals.

As of December 31, 2024, we had over 5,300 employees worldwide, including sales and marketing, product development, operations, general administrative and accounting, both domestically and internationally. Except for one market outside the U.S. where employees are subject to a collective bargaining agreement, our workforce is not unionized. We value our positive relationship with employees and strive to maintain a collaborative and supportive environment.

Compensation and Benefits

We are committed to providing competitive compensation and benefits to support our employees as they contribute to our mission of becoming the global leader in musculoskeletal technology. Our comprehensive benefits package includes:

•Competitive pay and annual incentive awards

•Bonus opportunities tied to individual and Company performance

•Comprehensive health and wellness programs

•Retirement benefits

•Paid time off and sick leave

These offerings are tailored to promote a culture of health, well-being, and work-life balance for employees and their families.

Talent Development

We believe that success comes from investing in our people and ensuring our workforce is aligned with our mission and values. To achieve this goal, we devote time and resources to assist our employees in being familiar with our business, industry, and product offerings. We have developed a robust onboarding program for our newly hired associates that provides a comprehensive overview of our product portfolio and company history. We put an emphasis on training our employees and sales representatives to understand our business, including the underlying medical conditions that our products treat. In addition, we strive to support our teams in the areas of professional development, mentoring, engagement, and health and wellness, enabling them to do their best work as they grow their careers. To support long-term growth, we encourage employees to partner with their managers to create Individual Development Plans tailored to their career aspirations. In 2024, we launched two training platforms designed to enhance skills for individual contributors and to develop current and emerging leaders. These programs reinforce our commitment to talent development and to providing opportunities for employees to achieve their career goals.

Employee Engagement and Communication

Our success depends on our employees understanding our strategy as well as our annual goals and priorities. This is accomplished through a number of channels, including a global intranet and sales enablement platform, regional and functional meetings, and quarterly updates in global Town Halls with leadership. We value open and direct communication with our employees about their experiences. We use a variety of channels to obtain employee feedback, including open forums with leadership, and an employee resource group. Each year, the input received through these mechanisms is used to help strengthen our culture and improve employee engagement.

Diversity and Inclusion

We recognize the value associated with fostering a work environment that is diverse and inclusive and believe that diverse teams stimulate innovation, enhance our understanding of the needs of our customers, and ultimately deliver better results for our stakeholders. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued. Our HR and talent teams actively support professional development opportunities for employees across all demographics. We monitor voluntarily disclosed diversity data to track progress in hiring, promotion, and attrition and ensure fairness in performance evaluations, promotions, and compensation. By building diverse teams and leveraging broad perspectives, we strengthen our ability to meet the needs of our customers, patients, and communities.

Health, Safety, and Wellness

We are committed to safeguarding the health, safety, and well-being of our employees, customers, and communities. Our Environmental, Health & Safety team spearheads global initiatives to:

•Develop safety practices and procedures

•Conduct training programs and annual safety campaigns

•Monitor compliance to reduce and ultimately eliminate serious injuries

Our programs also emphasize corporate compliance, recycling, hazardous waste management, and emergency preparedness.

Community

Our employees and sales representatives have a long history of providing support and care to our communities, donating time, resources and funds to local causes. Since 2009, we have leveraged our expertise in spine care to give back to local and global communities through Globus Cares, our 501(c)(3) nonprofit organization. This organization supports life-changing spine surgery for individuals around the world with limited access to high quality medical treatment by working with surgeons to advance the quality of spine care in disadvantaged communities. In addition, through our grants program, we support medical research and education, charitable and philanthropic endeavors. Our employee resource group, Globus Women’s Network, contributes to charitable causes, including shelters, food banks, and breast cancer research. We are proud to operate responsibly and prioritize community engagement as part of our broader mission.

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

•We rely on internal and third-party information technology systems and network infrastructure to operate and manage our business, which may be subject to a breach, cyber-attack or other disruption.

•We are subject to data privacy laws and our failure to comply with them could subject us to substantial liabilities.

•If we experience significant disruptions in our information technology systems, our business, results of operations and financial condition could be adversely affected.

•The increasing utilization of artificial intelligence (“AI”) in the medical device and healthcare industries presents novel obstacles and risks to our business.

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

•There may be future changes in legal and regulatory requirements, and changes impacting the federal workforce and agency policies, that may impact our operations and product development.

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

•Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

•The widespread outbreak of a communicable disease, or any other public health crisis, could adversely affect our financial condition and results of operations.

Risks Relating to the Integration of NuVasive

•Integrating the NuVasive business into Globus may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the NuVasive Merger, which may adversely affect the Company’s business results and negatively affect the value of the Company’s common stock.

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

Our industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, and Smith + Nephew. Alphatec Holdings, Orthofix, Integra LifeSciences, ZimVie and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our musculoskeletal surgery products, sales of our products could be negatively affected and our results of operations could suffer.

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

Many of our products we currently market in the U.S., have either received pre-market clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) or are exempt from pre-market review. The FDA's 510(k) clearance process, and similar regulatory processes in other countries, requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. Additionally, for most products launched to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside the U.S. market. Our SECURE-C® and Simplify® Cervical Artificial Disc products were prospectively studied through a seven-year postoperative clinical study as part of the Postmarket Approval process. We were also granted FDA Approval for the REFLECTTM Scoliosis Correction System, as our first product approved under an HDE, without receiving premarket clearance under 510(k) of the FDCA or via PMA review. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of virtually all of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability.

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

We continue to introduce new products and services related to the ExcelsiusGPS® platform and orthopedic trauma products. Additionally, in 2024 we launched the ExcelsiusHub® and the ExcelsiusFlex® systems. Prior to launching these platforms, we had no prior experience marketing these new products and we may launch new products in the future that we have no prior experience marketing. We will need to convince a new audience of surgeons and hospital personnel that our new products are attractive alternatives to competing products for use in applicable procedures. If we are not successful in convincing surgeons and hospitals of the merit of new products or educating them on their use, our sales and operating results may be negatively affected and we may not grow as quickly as we anticipate.

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

We are increasingly dependent on sophisticated information technology systems and network infrastructure, including computer hardware, servers, networks, software, data centers, cloud services, and related infrastructure (“IT Systems”). Increasingly, we may rely on third parties to provider and maintain the IT Systems. We use the IT Systems to operate our business, including to process, transmit and store sensitive data, and many of our products and services include or use integrated software and information technology that may collect data regarding customers, patients, suppliers and third parties, or connects to our systems. Given the nature of our business, we also may maintain personally identifiable information (“PII”) or access to PHI. We rely on our IT Systems to effectively manage sales and marketing, accounting and financial functions, inventory management, engineering and product development tasks, and our research and development data.

Although our IT Systems are protected by reasonable physical, technical, and administrative safeguards, they are still vulnerable to system malfunction, computer viruses, and cybersecurity breaches – including ransomware, phishing DDoS, malware, brute force, insider threats, and other cyber attacks and security incidents. These events could lead to the unauthorized access to IT Systems maintained by us or our service providers or customers and result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, patients, partners, customers, or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world, including countries that engage in state-sponsored cyber attacks. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. If our information technology systems are compromised, we could be subject to fines, damages, litigation and enforcement actions and we could lose PII, PHI, trade secrets or other confidential information, the occurrence of which could harm our reputation, business, results of operations and financial condition.

Our IT Systems, and those of third-parties with whom we contract, also require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology. The failure of our information technology systems to perform as we anticipate or our failure to effectively implement new systems could disrupt our operations and could result in decreased sales, increased overhead costs, excess inventory and product shortages, all of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

We are subject to data privacy laws and our failure to comply with them could subject us to substantial liabilities.

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, PII, PHI, financial information, intellectual property and other sensitive information related to our customers and workforce. The collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws, such as HIPAA, protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information. In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of PII, such as state laws that govern the use, disclosure and protection of sensitive personal information, such as social security numbers, health-related data beyond HIPAA, biometrics, or that are designed to protect credit card account data. State consumer protection laws may also establish privacy and security standards for use and management of PII and PHI, including information related to customers, suppliers, and care providers.

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries we serve relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the EU, stringent data protection and privacy rules impact the use of patient data across the healthcare industry. The GDPR applies across the EU, with similar requirements applying to the UK and European Economic Area countries, and includes, among other things, a requirement for prompt notice of data breaches in certain circumstances and imposes significant fines for non-compliance. Data protection authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity for compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious violations. Within the U.S., a number of states have enacted more onerous privacy laws, such as the California Consumer Privacy Act (the “CCPA”), which also impose stricter privacy requirements and are enforced by state attorneys general and other state agencies and may allow for private litigation in some circumstances. Any investigations or any other government actions related to the GDPR, CCPA, and other privacy laws may be costly to respond to, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices. Private litigation, including class actions, related to privacy and cybersecurity issues is also on the rise in the U.S. and other countries.

If we experience significant disruptions in our information technology systems, our business, results of operations and financial condition could be adversely affected.

The efficient operation of our business depends on our IT Systems. We rely on our IT Systems to effectively manage:

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

•human errors in configuration, management, hosting, and maintenance of the IT Systems;

•power losses; and

•computer systems, or Internet, telecommunications or data network failures.

The failure of our IT Systems to perform as we anticipate or our failure to effectively implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages, all of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

The increasing utilization of AI in the medical device and healthcare industries presents novel obstacles and risks to our business.

While we are committed to the responsible and beneficial use of AI, the use or misuse of AI by our suppliers, business partners or competitors may result in new threats and challenges to our business, the nature of which is unable to be determined at this time. The failure of our business partners or suppliers to ensure that AI systems are used in a safe and secure manner may expose us to novel cybersecurity risks, which could have a material adverse effect on our reputation, business, results of operations and financial condition.

Additionally, we may encounter increased competition in the market from companies utilizing AI systems, and we may be unable to utilize AI as effectively as our competitors. As legal and regulatory requirements governing the utilization of AI are further developed, we may face increased costs associated with operating in a competitive manner while maintaining compliance with U.S. and foreign regulations governing the utilization of AI and AI systems. A failure to utilize AI as efficiently or effectively as our competitors or a failure to adopt cost-effective and compliant AI systems as quickly as our competitors could have a material adverse effect on our business, results of operations or financial condition.

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

•post-market approval studies; and

•product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time; see “Item 1. Business; Government Regulation” above for a summary of certain regulations to which we are subject. Regulatory changes and uncertainty could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

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

In the U.S., all of our currently commercialized medical device products, other than SECURE-C® and Simplify® Cervical Artificial Disc, have either received premarket clearance under Section 510(k) of the FDCA or are exempt from PMA review. We were also granted FDA Approval for the REFLECTTM Scoliosis Correction System, as our first product approved under an HDE, without receiving premarket clearance under 510(k) of the FDCA or via PMA review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline and potentially harm our ability to compete. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k), de novo, or PMA and may require us to cease distribution of the product and/or recall the product unless and until we obtain 510(k) or de novo clearance or PMA. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) or de novo clearances with respect to those products. The FDA may also reclassify devices currently on the market from Class II to Class III, which could result in additional regulatory burden requiring submission and approval of a PMA prior to marketing, or could result in the FDA rescinding a 510(k) for a previously cleared device.

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

Modifications to our products may require new 510(k) or de novo clearances, HDEs, PMAs or PMA supplements, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitute promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil penalties and criminal fines. It is also possible that other federal, state or foreign enforcement authorities, such as the DOJ or HHS, might take action if they consider our promotional or training materials to constitute promotion of an unapproved/off-label use, which could result in significant criminal and/or civil sanctions under other statutory authorities, such as laws prohibiting false claims for reimbursement (e.g., the FCA). In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA, or another regulatory agency or a Relator under the FCA could disagree and allege that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Claims under the FCA initiated either by a government regulatory or enforcement authority or by a Relator and product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our regenerative biologics products. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors. For example, the media has reported examples of alleged illegal harvesting of body parts from cadavers and resulting recalls conducted by certain companies selling human tissue-based products affected by the alleged illegal harvesting. These reports and others could have a negative effect on our tissue regeneration business.

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

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Our relationships with surgeons, hospitals and our independent distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the broad and far-reaching nature of these laws, we may be required to alter or discontinue one or more of our business practices.

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

We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. For example, we intend to continue to seek regulatory clearance to market our primary products in the EEA, Japan, Brazil, the UK, Canada and other key markets. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval.

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

Shifts in governmental policies including tariffs, trade policies or regulations in various jurisdictions could increase the cost of raw materials and components necessary for our operations, disrupt supply chains and negatively impact profitability. Tariffs may increase product costs for our customers, ultimately lowering consumer demand.

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

International operations account for approximately 20.6% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in Japan, the Euro zone, UK and Australia. As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

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

We have experienced rapid growth since our inception and increased our net sales to $2,519.4 million in 2024. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.

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

As of December 31, 2024, we had outstanding $450.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due March 15, 2025, (the “2025 Notes”). This significant amount of debt has important risks to us and our investors, including:

•requiring a portion of our cash flow from operations to make principal and interest payments on this debt;

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

Because of their significant stock ownership, our Executive Chairman, our chief executive officer, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 137,420,316 shares of our Class A and Class B common stock outstanding as of December 31, 2024, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 65.8% of the voting power of our outstanding capital stock. In particular, as of December 31, 2024, David C. Paul, our Executive Chairman, and his family members, controlled approximately 16.2% of our Class A and Class B common stock, representing approximately 65.6% of the voting power of our outstanding capital stock as of that date.

As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2024, we had 192,602,552 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board of Directors (“Board”) could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.

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

Although we have systems in place to monitor and mitigate the risk associated with customers’ failure to make payments, there can be no assurance that such systems will be effective in reducing the credit risk. If the level of credit losses we experience in the future exceed our expectations, such losses could have a material adverse effect on our financial condition or results of operations.

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

On February 1, 2025, President Trump announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico, and the subject countries indicated their intention to impose counter measures. Under the announced measures, a 25% tariff will be applied to steel and aluminum products from Canada and Mexico, while a 10% tariff will be imposed on steel and aluminum imports from China.

If implemented, these tariffs and countermeasures could increase the cost of raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility and currency exchange rate fluctuations. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Most jurisdictions have relaxed restrictions and resumed business operations, but a resurgence in infections or mutations of the coronavirus that causes COVID-19 or another disease could cause governments, hospitals, public institutions, or other authorities to reinstate such restrictions or impose additional restrictions. If a resurgence occurs, or a new pandemic arises, and governments mandate restrictions, including restrictions on elective surgeries, we expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow, leading to revised payment terms with certain of our customers, and could change the effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

Risks Relating to the Integration of NuVasive

Integrating the NuVasive business into Globus may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the NuVasive Merger, which may adversely affect the Company’s business results and negatively affect the value of the Company’s common stock.

The success of the NuVasive Merger will depend on, among other things, our ability to realize the anticipated synergies, efficiencies and other benefits from combining the businesses of Globus and NuVasive. This success will depend on, among other factors, our ability to successfully integrate the Company’s business with the business of NuVasive. If we are not able to successfully integrate NuVasive’s business into the Company within the anticipated timeframe, or at all, the anticipated synergies, efficiencies and other benefits of the NuVasive Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the NuVasive Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the common stock of the Company.

There can be no assurances that the NuVasive business can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of the Company’s business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-NuVasive Merger integration process that takes longer than originally anticipated. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•combining the businesses of Globus and NuVasive, including respective operations and corporate functions, and meeting the capital requirements of the Company in a manner that permits the Company to achieve any revenue synergies or efficiencies anticipated to result from the NuVasive Merger, the failure of which would result in the anticipated benefits of the NuVasive Merger not being realized in the timeframe currently anticipated or at all;

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

The Company’s ability to achieve estimated synergies in the timeframe anticipated, or at all, is subject to various assumptions, which may or may not prove to be accurate. As a consequence, the Company may not be able to realize all of these synergies within the timeframe expected or at all. In addition, the Company may incur additional or unexpected costs in order to realize these benefits. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the NuVasive Merger.

Certain contractual counterparties may seek to modify contractual relationships with the Company, which could have an adverse effect on the Company’s business and operations.

As a result of the NuVasive Merger, the Company may experience impacts on relationships with contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors, distributors or other third-party service providers) that may harm the Company’s business and results of operations. Certain counterparties may seek to terminate or modify contractual obligations following the NuVasive Merger whether or not contractual rights are triggered as a result of the NuVasive Merger. There can be no guarantee that Globus’s or NuVasive’s contractual counterparties will remain with or continue to have a relationship with the Company or do so on the same or similar contractual terms following the NuVasive Merger. If any contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors, distributors or other third-party service providers) seek to terminate or modify contractual obligations or discontinue their respective relationships with the Company, then the Company’s business and results of operations may be harmed.

The Company may be exposed to increased litigation, which could have an adverse effect on the Company’s business and operations.

The Company may be exposed to increased litigation from stockholders, customers, partners, suppliers, contractors and other third parties due to the NuVasive Merger of Globus’s and NuVasive’s businesses. Such litigation may have an adverse impact on the Company’s business and results of operations or may cause disruptions to the Company’s operations.

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

We have a unified and centrally-coordinated team, led by our Vice President of IT, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at Globus in close coordination with senior leadership and other teams across Globus. Reporting to our Vice president of IT are a number of trained information security professionals. In addition to our extensive in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying and managing cybersecurity risks.

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

The Board of Directors, which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. They receive reports regarding such risks from management, including our Vice President of IT. They also oversee the response to any significant cybersecurity incidents. Our Vice President of IT, who has extensive cybersecurity knowledge and skills gained from over 25 years of work experience, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at Globus and reports directly to the Chief Operating Officer.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class A Common Stock

Our Class A common stock (“Class A Common”) trades on The New York Stock Exchange, under the symbol “GMED.” We had approximately 60 stockholders of record as of February 18, 2025. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A Common is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We repurchase shares of the Company’s Class A Common pursuant to the publicly announced share repurchase program authorized by the Board of Directors in March 2020 and the expansion of the stock repurchase plan authorized by the Board of Directors in March 2022. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common.

The following table provides the activity related to share repurchases for the fourth quarter of 2024.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
October 1, 2024 - October 31, 2024	—	—	—	190,261
November 1, 2024 - November 30, 2024	—	—	—	190,261
December 1, 2024 - December 31, 2024	—	—	—	190,261
Total	—		—

(a) On March 11, 2020, our Board of Directors authorized a share repurchase program that allows for the repurchase up to $200 million of the Company’s Class A Common. On March 4, 2022, our Board of Directors authorized the expansion of the share repurchase program of the Company’s Class A Common by an additional $200 million. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. The shares may be purchased through privately negotiated or open market transactions. This program has no time limit and may be suspended for periods or discontinued at any time.

(b) Inclusive of an immaterial amount of commission fees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Comparative Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our Class A Common from December 31, 2019 through December 31, 2024 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 2019, in each of our Class A Common, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024

$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Globus Medical, Inc.
S&P 500 Index - Total Return
S&P 500 Health Care Equipment Index

Company/Index	2019	2020	2021	2022	2023	2024
Globus Medical, Inc.	$100	$111	$123	$126	$90	$140
S&P 500 Index	$100	$118	$152	$125	$158	$197
S&P 500 Health Care Equipment	$100	$118	$140	$114	$124	$138

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

NuVasive Merger

On September 1, 2023, pursuant to that certain merger agreement (the “Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc. (“Merger Sub”), Merger Sub, a wholly owned subsidiary of the Company, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “NuVasive Merger”). Under the Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time (other than certain excluded shares as described in the Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A Common of Globus, $0.001 par value per share, and the right to receive cash in lieu of fractional shares.

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

Geographic Information

To date, the primary market for our products and services has been within the United States (“U.S.”), where we sell our products and services through a combination of direct sales representatives employed by us and distributor sales representatives employed by exclusive independent distributors, who distribute our products for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives in the future.

During the year ended December 31, 2024, international net sales accounted for approximately 20.6% of our total net sales. We have sold our products and services in approximately 65 countries other than the U.S. through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Contingent consideration represents contingent milestone, performance or revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our consolidated balance sheets, and changes in the fair value of contingent consideration are recognized in acquisition-related costs in the consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit grants (“RSUs”) is recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

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

During the twelve months ended December 31, 2024, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

Long-Lived Assets. We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2024, 2023, and 2022, we did not record any impairment charges related to long-lived assets.

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

We assumed equity-classified awards for certain NuVasive RSUs, and performance restricted stock units (“PRSUs”), as part of the NuVasive Merger. These RSUs and PRSUs are measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
United States	$2,000,067	$1,279,765	$720,302	56.3%
International	519,288	288,711	230,577	79.9%
Total net sales	$2,519,355	$1,568,476	$950,879	60.6%

U.S. net sales increased by $720.3 million, or 56.3%, for the year ended December 31, 2024 and were significantly driven by the NuVasive Merger. From a product standpoint, domestic musculoskeletal solutions sales increased by $685.8 million, mainly driven by sales increases in spine products by $564.6 million, and neuromonitoring solution product and services of $73.7 million. Domestic enabling technology sales increased by $36.2 million compared to the prior year, driven by higher unit placement.

International net sales increased by $230.6 million, or 79.9% for the year ended December 31, 2024 and were significantly driven by the NuVasive Merger. From a product standpoint, the increase was mainly due to musculoskeletal solutions sales increases of $231.3 million, primarily due to spine products. Regionally, the increase was driven by sales growth in the Europe and Middle East region by $116.9 million, the Latin America region by $26.8 million and the Asia Pacific region by $87.2 million.

Cost of Sales

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Cost of sales (exclusive of amortization of intangibles)	$1,035,479	$548,174	$487,305	88.9%
Percentage of net sales	41.1%	34.9%

The $487.3 million or 88.9% increase in cost of sales was primarily driven by increases to inventory product costs of $221.0 million from increased volume, significantly due to the NuVasive Merger. Additionally, there was increased amortization of inventory fair value step-up of $143.8 million, due to a full year of post-acquisition amortization occurring in the current period as compared to four months in the prior period. Further, increases in costs of sales were also impacted by depreciation of $29.2 million and increased changes in excess and obsolete inventory reserves by $12.4 million.

Research and Development Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Research and development	$163,754	$124,010	$39,744	32.0%
Percentage of net sales	6.5%	7.9%

The $39.7 million or 32.0% increase in research and development expenses shows our continued investment in product development. This increase was primarily driven by increased personnel-related expenses of $24.0 million due to increased headcount and $12.6 of IPR&D expense recorded in the current period from an acquisition.

Selling, General and Administrative Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Selling, general and administrative	$981,048	$643,410	$337,638	52.5%
Percentage of net sales	38.9%	41.0%

The increase of $337.6 million or 52.5% in selling, general and administrative expenses was primarily driven by increases to personnel-related expenses of $251.1 million due to increased headcount primarily from the NuVasive Merger, as well as increases to professional fees of $23.8 million, consulting and outside service expenses of $13.6 million, and rent expenses of $14.3 million.

Provision for Litigation

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Provision for litigation, net	$314	$434	$(120)	-27.6%
Percentage of net sales	0.0%	0.0%

The provision for litigation was consistent for the year ended December 31, 2024, as compared to the provision expense recorded during the year ended December 31, 2023.

Amortization of Intangibles

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Amortization of intangibles	$119,373	$51,032	$68,341	133.9%
Percentage of net sales	4.7%	3.3%

Amortization of intangibles increased by $68.3 million or 133.9% for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to the impact of the intangibles acquired from the NuVasive Merger. They contributed $103.1 million in amortization expense in the current period as compared to $34.1 million in amortization expense for the year ended December 31, 2023.

Acquisition-Related Costs

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Acquisition-related costs	$29,623	$68,274	$(38,651)	-56.6%
Percentage of net sales	1.2%	4.4%

The decrease of $38.7 million in acquisition-related costs compared to the prior year was due primarily to the closing of the merger with NuVasive during the period ended December 31, 2023. During the current period, the expense was primarily driven by the change to the fair value of business acquisition liabilities recorded as a net charge of $26.5 million resulting from changes in contract terms, market conditions and the achievement of certain performance conditions. During the prior period, costs incurred were primarily related to the closing of the NuVasive Merger, including personnel-related charges for fees and severance of $34.7 million and banking and legal fees related to the NuVasive Merger of $12.1 million.

Other Income/(expense), Net

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income, net	$(45,269)	$32,251	$(77,520)	-240.4%
Percentage of net sales	-1.8%	2.1%

The decrease of $77.5 million in other income/(expense), was primarily due to $43.3 million of foreign currency loss and increases in interest expense of $29.4 million from amortization of the fair value adjustment on the 2025 Notes from acquisition accounting and other contractual interest incurred. Additionally, interest income decreased by $8.2 million which was driven by a lower average marketable securities portfolio size and lower market-related yields in the current period.

Income Tax Provision

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax provision	$17,738	$42,520	$(24,782)	-58.3%
Effective income tax rate	14.7%	25.7%

The decrease in the effective tax rate is primarily due to windfall benefits, reserve releases, and internal reorganization, as a percentage of pretax earnings.

A discussion of our Results of Operations for the year ended December 31, 2023 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.” on our Form 10-K filed on February 20, 2024.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operating activities as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, contingent consideration achievement obligations, potential future business or intellectual property acquisitions, and to service our 2025 Notes. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. Our Senior Convertible Notes, with a principal balance of $450 million, are due March 2025. We anticipate being able to support this need through existing or new sources of liquidity. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We may, require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of December 31, 2024, we have not borrowed under the September 2023 Credit Agreement and are in compliance with all covenants.

Contractual Obligations and Commitments

In connection with the NuVasive Merger, the Company acquired additional obligations and commitments, including, but not limited to (i) the 2025 Notes, with a principal balance of $450.0 million, (ii) contingent consideration arrangements associated with certain historical NuVasive acquisitions, and (iii) operating lease and finance lease obligations. Refer to the Notes to the consolidated financial statements for further description of our 2025 Notes (Note 11), contingent consideration arrangements (Notes 6 and 15), and lease obligations (Note 17).

The following table summarizes our outstanding contractual obligations as of December 31, 2024.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Notes	$450,844	$450,844	$—	$—	$—
Operating leases	129,932	16,297	28,063	22,987	62,585
Financing Leases	573	257	285	31	—
Contingent consideration	16,544	14,044	1,000	1,000	500
Purchase obligations (1)	31,194	28,906	1,932	356	—
Total (2) *	$629,087	$510,348	$31,280	$24,374	$63,085

(1)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
(2)

In connection with certain acquisitions completed in 2011 through 2024, we have certain contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain regulatory and sales milestones. For further information, see Notes 3, and 6 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

*

Excludes contributions to pension and other post-employment benefit plans, uncertain tax positions, non-current tax liabilities and royalty obligations for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 14, and 18 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended			2024-2023	2023-2022
	December 31,			Change	Change
(In thousands)	2024	2023	2022	$	$
Net cash provided by/(used in) operating activities	$520,638	$243,499	$178,468	$277,139	$65,031
Net cash provided by/(used in) investing activities	(176,051)	302,968	(110,362)	(479,019)	413,330
Net cash provided by/(used in) financing activities	(27,696)	(231,821)	(109,962)	204,125	(121,859)
Effect of foreign exchange rate changes on cash	255	2,180	(747)	(1,925)	2,927
Increase (decrease) in cash and cash equivalents	$317,146	$316,826	$(42,603)	$320	$359,429

Cash Provided by Operating Activities

The higher net cash provided by operating activities for the year ended December 31, 2024 was primarily the result of higher net income after adjusting out non-cash add-backs and non-cash expenses, primarily due to the NuVasive Merger. These include increased amortization of purchase accounting related fair value step-up of inventory of $143.7 million, increased depreciation and amortization of $109.3 million, a favorable change in inventory of $40.5 million, and increased amortization of the fair value step-up with respect to our 2025 Notes of $18.5 million, partially offset by unfavorable changes in deferred income taxes of $80.7 million and in accounts receivable of $28.1 million.

Cash Used in Investing Activities

The higher cash used in investing activities for the year ended December 31, 2024 was due primarily to decreases in marketable securities net inflows of $720.3 million as we manage our liquidity, as well as increased purchases of property and equipment of $37.2 million primarily driven by increased production resulting from the NuVasive Merger. These were partially offset by decreased outflows for the acquisition of businesses, net of cash acquired of $278.4 million, with individually immaterial acquisitions occurring in the current period as compared to the prior period that was primarily driven by the NuVasive Merger.

Cash Used in by Financing Activities

The lower net cash used in financing activities for the year ended December 31, 2024 was primarily the result of decreased repurchases of Class A Common of $139.8 million, and higher proceeds from the exercise of stock options of $98.0 million partially offset by increased payments of business acquisition-related liabilities of $37.6 million.

A discussion of our cash flows for the year ended December 31, 2023 can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” On our Form 10-K filed on February 20, 2024.

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

Market Price Risk

In order to reduce the potential equity dilution associated with our convertible notes, we entered into transactions for convertible notes hedge (the “2025 Hedges”) in connection with the issuance in March 2020 of $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025 (the “2025 Notes”), entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2025 Hedges are expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2025 Hedges entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 11, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion.

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2024 is related to our investment portfolio which consists of municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations of high quality financial institutions. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2024, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

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

As of December 31, 2024, we only held investments in securities classified as cash equivalents and marketable equity securities. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to cash equivalents were immaterial during all periods presented.

Foreign Exchange Risk

We operate in countries outside of the U.S. and, therefore, we are exposed to foreign currency risk. Most of our direct sales outside of the U.S. are invoiced in local currencies.  However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will continue to grow. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen, and the Singapore dollar, has had and could continue to have an adverse effect on our financial results, including our net sales, net sales growth rates, gross margins, income and losses as well as assets and liabilities. In particular, as a result of NuVasive’s acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We also have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of our subsidiary, NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations in Puerto Rico, Brazil, and Argentina, each of which have markets subject to financial instability or currency controls.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of all other intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other expense, net in the Consolidated Statements of Operations. For certain intercompany balances, we may enter into foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $5.0 million as of December 31, 2024, which were settled in January 2025. During the year ended December 31, 2024, a gain of $1.4 million was recognized in other income/(expense), net due to the changes in the fair value of the derivative instruments, and the fair value of the hedge contracts we held as of December 31, 2024 was de minimis. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

Item 8. Financial Statements and Supplementary Data

GLOBUS MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 20, 2025

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Globus Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 20, 2025

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share values)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$784,438	$467,292
Short-term marketable securities	105,619	50,497
Accounts receivable, net of allowances of $15,505 and $8,934, respectively	557,697	503,235
Inventories	659,233	848,135
Prepaid expenses and other current assets	49,640	44,580
Income taxes receivable	20,633	1,635
Total current assets	2,177,260	1,915,374
Property and equipment, net of accumulated depreciation of $545,786 and $425,695, respectively	561,909	586,932
Operating lease right of use assets	49,647	59,931
Long-term marketable securities	66,134	75,428
Intangible assets, net	795,117	924,603
Goodwill	1,432,387	1,434,540
Other assets	75,096	78,590
Deferred income taxes	94,200	10,685
Total assets	$5,251,750	$5,086,083

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,118	$56,671
Accrued expenses	260,591	240,460
Operating lease liabilities	10,249	11,967
Income taxes payable	10,725	3,845
Senior convertible notes	443,351	—
Business acquisition liabilities	33,739	61,035
Deferred revenue	22,140	18,369
Total current liabilities	855,913	392,347
Business acquisition liabilities, net of current portion	89,496	78,323
Operating lease liabilities	83,588	91,037
Senior convertible notes	—	417,400
Deferred income taxes and other tax liabilities	23,889	84,421
Other liabilities	21,531	24,596
Total liabilities	1,074,417	1,088,124

Commitments and contingencies (Note 15)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 114,990,219 and 113,905,565 shares at December 31, 2024 and December 31, 2023, respectively	115	114
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at December 31, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	3,031,244	2,870,749
Accumulated other comprehensive income/(loss)	(6,861)	(10,192)
Retained earnings	1,152,813	1,137,266
Total equity	4,177,333	3,997,959
Total liabilities and equity	$5,251,750	$5,086,083

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	December 31,
(In thousands, except per share amounts)	2024	2023	2022
Net sales	$2,519,355	$1,568,476	$1,022,843
Cost of Sales and Operating expenses:
Cost of sales (exclusive of amortization of intangibles)	1,035,479	548,174	263,725
Research and development	163,754	124,010	73,015
Selling, general and administrative	981,048	643,410	432,117
Provision for litigation, net	314	434	2,341
Amortization of intangibles	119,373	51,032	17,735
Acquisition-related costs	29,623	68,274	5,959
Restructuring costs	23,773	—	—
Operating income/(loss)	165,991	133,142	227,951
Other income/(expense), net
Interest income/(expense), net	(4,189)	20,130	14,233
Foreign currency transaction gain/(loss)	(43,285)	14,259	(1,020)
Other income/(expense)	2,205	(2,138)	1,855
Total other income/(expense), net	(45,269)	32,251	15,068
Income/(loss) before income taxes	120,722	165,393	243,019
Income tax provision/(benefit)	17,738	42,520	52,850
Net income/(loss)	$102,984	$122,873	$190,169

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	1,545	13,231	(14,040)
Foreign currency translation gain/(loss)	1,786	1,207	(3,818)
Total other comprehensive income/(loss), net of tax	3,331	14,438	(17,858)
Comprehensive income/(loss)	$106,315	$137,311	$172,311

Earnings per share:
Basic	$0.76	$1.09	$1.89
Diluted	$0.75	$1.07	$1.85
Weighted average shares outstanding:
Basic	135,726	113,087	100,469
Diluted	137,863	114,630	102,643

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
Stock-based compensation	—	—	—	—	54,287	—	—	54,287
Grant of contingent restricted stock units	—	—	—	—	2,500	—	—	2,500
Exercise of stock options	2,450	3	—	—	110,437	—	—	110,440
Issuance of Class A common stock under employee and director equity option plans, net	261	—	—	—	(6,729)	—	—	(6,729)
Comprehensive income/(loss)	—	—	—	—	—	3,331	102,984	106,315
Repurchase and retirement of common stock	(1,627)	(2)	—	—	—	—	(87,437)	(87,439)
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333

See accompanying notes to consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	52,773	—	—	52,773
Grant of contingent restricted stock units	—	—	—	—	1,925	—	—	1,925
Exercise of stock options	387	—	—	—	12,396	—	—	12,396
Issuance of Class A common stock under employee and director equity option plans, net	273	—	—	—	(11,409)	—	—	(11,409)
Issuance of equity for NuVasive Merger	39,813	40	—	—	2,184,112	—	—	2,184,152
Comprehensive income/(loss)	—	—	—	—	—	14,438	122,873	137,311
Repurchase and retirement of common stock	(4,329)	(4)	—	—	—	—	(225,558)	(225,562)
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959

See accompanying notes to consolidated financial statements

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2021	79,114	$79	22,430	$22	$553,787	$(6,772)	$1,194,272	$1,741,388
Stock-based compensation	—	—	—	—	33,466	—	—	33,466
Grant of contingent restricted stock units	—	—	—	—	1,985	—	—	1,985
Exercise of stock options	999	1	—	—	41,714	—	—	41,715
Comprehensive income/(loss)	—	—	—	—	—	(17,858)	190,169	172,311
Repurchase and retirement of common stock	(2,351)	(2)	—	—	—	—	(144,491)	(144,493)
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373

See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$102,984	$122,873	$190,169
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	12,613	—	150
Depreciation and amortization	254,024	144,733	68,252
Amortization of premiums on marketable securities	(635)	793	5,389
Provision for excess and obsolete inventory	23,359	10,959	6,400
Amortization of inventory fair value step-up	215,420	71,656	—
Amortization of 2025 Notes fair value step-up	26,630	8,176	—
Stock-based compensation expense	54,191	52,742	32,810
Allowance for expected credit losses	16,986	3,658	(1)
Change in fair value of business acquisition liabilities	26,521	17,434	5,132
Change in deferred income taxes	(125,902)	(57,789)	(22,223)
(Gain)/loss on disposal of assets, net	5,552	1,541	299
Payment of business acquisition-related liabilities	(18,763)	(3,005)	(2,647)
Net (gain)/loss from foreign currency adjustment	25,212	(13,674)	—
(Increase) decrease in:
Accounts receivable	(78,062)	(49,914)	(50,843)
Inventories	(29,860)	(70,328)	(61,745)
Prepaid expenses and other assets	1,059	1,148	(10,292)
Increase (decrease) in:
Accounts payable	17,663	(14,223)	14,418
Accrued expenses and other liabilities	5,023	17,127	6,087
Income taxes payable/receivable	(13,377)	(408)	(2,887)
Net cash provided by/(used in) operating activities	520,638	243,499	178,468
Cash flows from investing activities:
Purchases of marketable securities	(113,504)	(100,643)	(419,534)
Maturities of marketable securities	58,666	240,190	312,221
Sales of marketable securities	11,851	537,723	102,433
Purchases of property and equipment	(115,429)	(78,274)	(74,047)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(17,635)	(296,028)	(31,435)
Net cash provided by/(used in) investing activities	(176,051)	302,968	(110,362)
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(45,619)	(8,039)	(7,185)
Net proceeds from exercise of stock options	110,439	12,397	41,716
Payments related to tax withholdings for share-based compensation	(6,729)	(10,617)	—
Repurchase of common stock	(85,787)	(225,562)	(144,493)
Net cash provided by/(used in) financing activities	(27,696)	(231,821)	(109,962)
Effect of foreign exchange rates on cash	255	2,180	(747)
Net increase/(decrease) in cash and cash equivalents	317,146	316,826	(42,603)
Cash and cash equivalents at beginning of period	467,292	150,466	193,069
Cash and cash equivalents at end of period	$784,438	$467,292	$150,466

Supplemental disclosures of cash flow information:
Income taxes paid, net	$158,508	$100,593	$77,823
Non-cash investing and financing activities:
Equity issued in conjunction with the NuVasive Merger	$—	$2,153,860	$—
Accrued purchases of property and equipment	$9,281	$7,100	$7,423

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

We are headquartered in Audubon, Pennsylvania, and market and sell our products through our exclusive sales force in the United States (“U.S.”), as well as within North, Central & South America, Europe, Asia, Africa and Australia. We sell our products in the U.S. through a sales force comprised primarily of directly-employed and independent sales representatives. Our international sales force is comprised of directly-employed sales personnel, independent sales representatives, as well as exclusive and non-exclusive independent third-party distributors.

The terms the “Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.

(b) NuVasive Merger

On September 1, 2023, pursuant to that certain merger agreement (the “NuVasive Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc. (“Merger Sub”), Merger Sub, a wholly owned subsidiary of the Company, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “NuVasive Merger”). Upon the consummation of the NuVasive Merger, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A common stock (“Class A Common”), and the right to receive cash in lieu of fractional shares. Refer to Note 3, Asset acquisitions and Business Combinations for further information.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The majority of Enabling Technologies product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation. When contracts have multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using an observable price to determine the standalone selling price of each distinct good or service in the contract. Revenue for the performance obligations recognized at a point of time is recognized when we transfer control to the customer, which is generally at the point of shipment, but can also be at either delivery or installation, depending on the terms of the arrangement. In certain cases, we offer the ability for customers to lease enabling technologies primarily on a non-sales type basis.

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

Year Ended
December 31,
(In thousands)	2024
Beginning contract liabilities	$27,749
Revenue recognized from contract liabilities	(28,630)
Advance consideration received during the period	32,690
Ending contract liabilities	$31,809

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

There was no customer that accounted for 10% or more of sales for the years ended December 31, 2024, 2023, and 2022, respectively.

(f) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities and corporate debt securities are stated at fair value.

(g) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of December 31, 2024 and 2023. Short-term and long-term marketable securities are recorded at fair value on our consolidated balance sheets. Any change in fair value of our available-for-sale securities, that do not result in recognition or reversal of an allowance for credit loss or write-down, are recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our consolidated balance sheets, and changes in the fair value of contingent consideration are recognized in acquisition-related costs in the consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit grants (“RSUs”) is recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.

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

(k) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. We first consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. Goodwill may also be tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the estimated fair value of the reporting unit. Fair values may be estimated using an income or discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year.

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

During the twelve months ended December 31, 2024, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l) Impairment of Long-Lived Assets

We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2024, 2023, and 2022, we did not record any impairment charges related to long-lived assets.

(m) Cost of Sales

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

We assumed equity-classified awards for certain NuVasive RSUs, and performance restricted stock units (“PRSUs”), as part of the NuVasive Merger. These RSUs and PRSUs are measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five-year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end.

(p) Derivative Financial Instruments

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

(q) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments.

(r) Provision for Litigation

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

(s) Acquisition-Related Costs

Acquisition-related costs represents the change in fair value of business acquisition-related contingent consideration and specific costs related to the consummation of the acquisition process such as banker fees, legal fees and other acquisition-related professional fees.

(t) Foreign Currency Translation

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

(u) Restructuring Costs

Restructuring costs represent costs associated with the Company’s 2024 Synergy Plan. This plan was designed to optimize the organizational structure, realize synergies from the NuVasive Merger and leverage the strength of both Globus and NuVasive. As a result of aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives, the Company also recorded employee separation charges and one-time termination benefits.

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

(x) Recently Issued Accounting Pronouncements

In December 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

In December 2024, the FASB issued ASU No. 2024-04 Debt—Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. To account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. This update is effective for fiscal years beginning after December 15, 2025, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision-making utility of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. This update is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

(y) Recently Adopted Accounting Pronouncements

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years after December 15, 2024. Early adoption is permitted. The amendment was applied retrospectively. The Company adopted ASU No. 2023-07 as of January 1, 2024. See Note 16 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This update is effective for fiscal years

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted ASU No. 2021-08 as of January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the first quarter of 2024, the Company completed a share acquisition of a biotechnology company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASC 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million of contingent consideration, which is payable upon meeting the Good Manufacturing Process milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. Contingent consideration will not be recorded in this asset acquisition until the milestone is met.

Business Combinations

During the third quarter of 2024, the Company completed one acquisition that was not material to the overall consolidated financial statements during the periods presented. This acquisition has been included in the consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.1 million of cash paid at closing and $4.0 million in contingent consideration payments, resulting in goodwill of $4.1 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of five years and are payable in cash.

During the second quarter of 2024, the Company completed one acquisition that was not material to the overall consolidated financial statements during the periods presented. This acquisition has been included in the consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.1 million of cash paid at closing and $1.9 million in contingent consideration payments, resulting in goodwill of $2.0 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of five years and are payable in cash.

During the first quarter of 2024, the Company completed one acquisition that was not material to the overall consolidated financial statements during the periods presented. This acquisition has been included in the consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.5 million of cash paid at closing and $19.1 million of contingent consideration payments, resulting in goodwill of $17.9 million and reacquired rights of $1.8 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

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

During the second quarter of 2022, the Company completed one acquisition that was not material to the overall consolidated financial statements during the periods presented. This acquisition has been included in the consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $0.2 million of cash paid at closing and $4.4 million of contingent consideration payments, resulting in goodwill of $4.6 million based on the estimated fair values. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of 10 years and are payable in a combination of cash and RSUs.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NuVasive Merger

On September 1, 2023, pursuant to that certain merger agreement with NuVasive and Merger Sub, Merger Sub, a wholly owned subsidiary of the Company (“Merger Sub”), merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “NuVasive Merger”). Upon the consummation of the NuVasive Merger, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A Common, and the right to receive cash in lieu of fractional shares.

As part of the NuVasive Merger, the Company assumed equity awards for certain NuVasive RSUs and NuVasive PRSUs in accordance with the terms of the Merger Agreement. Certain awards included a change in control provision (single trigger) which accelerated the vesting of the awards on the closing date of the NuVasive Merger. These awards were considered as part of the total purchase price. The unvested awards will continue to vest in accordance with the terms of the original award agreement, except for certain PRSUs that were converted into RSUs. Once vested, the holders will receive shares of the Company’s Class A Common. Of the total consideration for the assumed equity awards, $28.6 million was allocated to the purchase price and $42.3 million was deemed compensatory as it was attributable to post acquisition vesting. Of the $42.3 million of total compensation related to the assumed awards, $12.9 million was expensed on the acquisition date due to accelerated vesting of the awards, recognized as NuVasive Merger-related costs, and $29.4 million relates to future services and will be expensed over the remaining service periods of the unvested awards on a straight-line basis. Of the $29.4 million related to future services, $16.9 million of expense has been recognized for the year ended December 31, 2024.

Concurrently with the NuVasive Merger, the Company repaid the outstanding $420.8 million under NuVasive’s revolving senior credit facility in addition to assuming the 0.375% Senior Convertible Notes due 2025 (the “2025 Notes”), the privately negotiated call options (the “2025 Hedges”) and the privately negotiated warrants (the “2025 Warrants”).

The aggregate consideration in connection with the closing of the NuVasive Merger was as follows:

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

We accounted for the NuVasive Merger using the acquisition method of accounting, which requires the NuVasive assets and liabilities to be recorded on our balance sheet at fair value as of the acquisition date. The following table summarizes the final purchase price allocation for the NuVasive Merger as of December 31, 2024:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Preliminary Purchase Price Allocation as of September 1, 2023	Measurement Period and Other Adjustments	Preliminary Purchase Price Allocation as of December 31, 2023 (as adjusted)	Measurement Period and Other Adjustments	Final Purchase Price Allocation
Current assets (excluding accounts receivable and inventories)	$158,112	$38	$158,150	$—	$158,150
Accounts receivable	249,591	(6,912)	242,679	—	242,679
Inventories	570,300	(12,266)	558,034	16,969	575,003
Property, plant, and equipment	361,118	598	361,716	(1,019)	360,697
Operating lease ROU asset	90,457	(32,174)	58,283	—	58,283
Intangible assets	1,222,000	(323,000)	899,000	—	899,000
Other long-term assets	25,973	13,111	39,084	—	39,084
Deferred income taxes	4,837	977	5,814	—	5,814
Total Assets	$2,682,388	$(359,628)	$2,322,760	$15,950	$2,338,710

Current Liabilities	185,175	(1,718)	183,457	13,387	196,844
Operating lease liabilities, including current portion	109,110	(7,758)	101,352	—	101,352
Business acquisition liabilities, including current portion	66,873	—	66,873	—	66,873
Senior convertible notes	409,500	—	409,500	—	409,500
Deferred income taxes and other tax liabilities	194,553	(16,035)	178,518	(19,501)	159,017
Other liabilities	37,496	(23,797)	13,699	(2,471)	11,228
Total liabilities	$1,002,707	$(49,308)	$953,399	$(8,585)	$944,814

Fair value of acquired identifiable assets and liabilities	$1,679,681	$(310,320)	$1,369,362	$24,534	$1,393,896

Purchase price	$2,603,836		$2,603,836		$2,603,836
Less: Fair value of acquired identifiable assets and liabilities	(1,679,681)		(1,369,362)		(1,393,896)
Goodwill	$924,155		$1,234,475		$1,209,940

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

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of NuVasive’s identifiable intangible assets acquired and their amortization period (in years):

	Fair Value as of
(In thousands)	December 31, 2024	Useful Life
Developed Technology	$607,000	8
Customer Relationships	292,000	11

Fair value of the 2025 Notes was determined using the publicly traded price.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(In thousands)	2023
Pro forma net sales	$2,395,812
Pro forma net income	187,585

The unaudited pro forma net income of $187.6 million for the year ended December 31, 2023 was updated to reflect the finalization of the purchase price allocation adjustments made during the measurement period. The unaudited pro forma net income for the year ended December 31, 2023 was adjusted to exclude $111.4 million of acquisition-related costs incurred in 2023 that under a pro forma basis would be included in the year ended December 31, 2022.

NOTE 4. NET SALES

The following table represents net sales by product category:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Musculoskeletal Solutions	$2,365,352	$1,448,260	$926,703
Enabling Technologies	154,003	120,216	96,140
Total net sales	$2,519,355	$1,568,476	$1,022,843

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities was as follows:

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$8,990	$8	$(25)	$8,973
Corporate debt securities	29,596	1	(62)	29,535
Commercial paper	36,527	4	(1)	36,530
Asset-backed securities	—	—	—	—
Government, federal agency, and other sovereign obligations	30,676	4	(99)	30,581
Total short-term marketable securities	$105,789	$17	$(187)	$105,619

Long-term:
Municipal bonds	$6,538	$—	$(13)	$6,525
Corporate debt securities	25,382	4	(115)	25,271
Asset-backed securities	19,690	2	(71)	19,621
Government, federal agency, and other sovereign obligations	14,772	2	(57)	14,717
Total long-term marketable securities	$66,382	$8	$(256)	$66,134

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$11,210	$—	$(224)	$10,986
Corporate debt securities	38,416	—	(853)	37,563
Government, federal agency, and other sovereign obligations	2,004	—	(56)	1,948
Total short-term marketable securities	$51,630	$—	$(1,133)	$50,497

Long-term:
Municipal bonds	$7,180	$—	$(109)	$7,071
Corporate debt securities	21,707	—	(432)	21,275
Asset-backed securities	17,499	—	(338)	17,161
Government, federal agency, and other sovereign obligations	30,363	—	(442)	29,921
Total long-term marketable securities	$76,749	$—	$(1,321)	$75,428

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of December 31, 2024 and 2023, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table represents the fair value of assets and liabilities, as of December 31, 2024 and 2023, respectively, including the following:

(In thousands)	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$496,676	$423,977	$72,699	$—
Municipal bonds	15,498	—	15,498	—
Corporate debt securities	54,806	—	54,806	—
Commercial paper	36,530	—	36,530	—
Asset-backed securities	19,621	—	19,621	—
Government, federal agency, and other sovereign obligations	45,298	—	45,298	—
2025 Hedge	22	—	22	—
Liabilities:
Senior Convertible Notes due 2025	443,003	443,003	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	22	—	22	—
Business acquisition liabilities	123,235	—	—	123,235

(In thousands)	Balance at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$203,689	$203,689	$—	$—
Municipal bonds	18,057	—	18,057	—
Corporate debt securities	58,838	—	58,838	—
Asset-backed securities	17,161	—	17,161	—
Government, federal agency, and other sovereign obligations	31,869	2,928	28,941	—
2025 Hedge	687	—	687	—

Liabilities:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Convertible Notes due 2025	417,363	417,363	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	687	—	687	—
Business acquisition liabilities	139,358	—	—	139,358

Our marketable securities and certain cash equivalents are classified as Level 2 within the fair value hierarchy, as we measure their fair value using market prices for similar instruments and inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

The bifurcated conversion option and 2025 Hedges are classified as Level 2 within the fair value hierarchy, based on implied equity volatility. The estimated fair value of the 2025 Notes, inclusive of the embedded conversion option, at December 31, 2024 was $443.0 million. The fair value was determined based on the quoted price of the 2025 Notes in an active market on the last trading day of the reporting period and has been classified as Level 1 within the fair value hierarchy.

Fair value of the revenue-based business acquisition liabilities was determined using a discounted cash flow model, probability model and an option pricing methodology. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility and discount rates, market price risk adjustment, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement.

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.0%	-	5.8%	3.1%
Revenue volatility	14.0%	-	15.8%	14.3%
Discount rate	5.2%	-	8.5%	6.3%
Projected year of payment	2025	-	2034

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the years ended December 31, 2024 and 2023, respectively included the following:

	Year Ended
	December 31,
(In thousands)	2024	2023
Beginning balance	$139,358	$68,258
Purchase price contingent consideration	25,111	66,873
Changes resulting from foreign currency fluctuations	246	—
Contingent cash payments	(64,382)	(11,044)
Contingent RSU grants	(2,500)	(1,925)
Changes in fair value of business acquisition liabilities	26,521	17,434
Contractual payable reclassification	(1,119)	(238)
Ending balance	$123,235	$139,358

Purchase price contingent consideration includes obligations acquired in the NuVasive Merger in addition to other immaterial acquisitions. Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Some of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Foreign currency translation gain/(loss), which include gains and losses from derivative instruments, was a loss of $43.3 million for the year ended December 31, 2024 and a gain of $14.1 million for the year ended December 31, 2023, and are included in other expense, net in the Consolidated Statements of Operations and Comprehensive Income.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To manage foreign currency exposure risks, we may use derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of December 31, 2024, a notional principal amount of $5.0 million was outstanding to hedge currency risk relative to our foreign currency-denominated receivables and payables. Derivative instrument net gain on our forward exchange contracts were $1.4 million as of December 31, 2024 and are included in other expense, net in the Consolidated Statements of Operations and Comprehensive Income. The fair value of the forward exchange contract derivative instrument asset (liability) was di minimis as of December 31, 2024. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

NOTE 7. INVENTORIES

Inventories as of December 31, 2024 and 2023, respectively included the following:

	December 31,
(In thousands)	2024	2023
Raw materials	$121,984	$103,349
Work in process	45,775	37,321
Finished goods	491,474	707,465
Total inventories	$659,233	$848,135

As part of the NuVasive Merger, a net step-up in the value of inventory of $219.6 million was recorded, with certain acquired inventory receiving a step-up of $286.7 million, and certain acquired inventory receiving a step down of $67.1 million. The net step-up was composed of $3.1 million for work in process and $216.5 million for finished goods. The amortization of the inventory step-up recorded in product cost of sales was $215.4 million the year ended December 31, 2024, respectively. Of the $215.4 million amortization, $5.5 million related to a prior period catchup of amortization associated with the final measurement period valuation adjustment recorded to the inventory balance.

During years ended December 31, 2024, 2023, and 2022, net adjustments to cost of sales related to excess and obsolete inventory were $23.4 million, $10.9 million, and $6.4 million, respectively. The net adjustments for the years ended December 31, 2024, 2023, and 2022 reflect a combination of additional expense for excess and obsolete related provisions ($34.2 million, $18.1 million, and $18.5 million, respectively) offset by sales and disposals ($10.8 million, $7.2 million, and $12.1 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and 2023, respectively included the following:

	Useful	December 31,	December 31,
(In thousands)	Life	2024	2023
Land	—	$9,731	$9,748
Buildings and improvements	31.5	100,128	102,449
Equipment	5-15	215,100	206,392
Instruments, modules, and cases	5	741,125	672,018
Other property and equipment	3-5	41,611	22,020
		1,107,695	1,012,627
Less: accumulated depreciation and amortization		(545,786)	(425,695)
Total		$561,909	$586,932

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense related to property and equipment was as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Depreciation	$134,651	$93,702	$50,517

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the years ended December 31, 2024 and 2023, respectively included the following:

(In thousands)
December 31, 2022	$197,471
Additions and adjustments	1,235,890
Foreign exchange	1,179
December 31, 2023	1,434,540
Additions and adjustments	(550)
Foreign exchange	(1,603)
December 31, 2024	$1,432,387

Intangible assets as of December 31, 2024 included the following:

		December 31, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.6	$355,727	$(88,164)	$267,563
Developed technology	8.0	681,477	(157,889)	523,588
Patents	16.1	9,023	(5,057)	3,966
Total intangible assets		$1,046,227	$(251,110)	$795,117

Intangible assets as of December 31, 2023 included the following:

		December 31, 2023
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Supplier Network	10.0	$4,000	$(3,667)	$333
Customer relationships & other intangibles	10.6	353,849	(54,871)	298,978
Developed technology	8.0	695,226	(74,636)	620,590
Patents	16.1	9,266	(4,564)	4,702
Total intangible assets		$1,062,341	$(137,738)	$924,603

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes amortization of intangible assets for future periods as of December 31, 2024:

(In thousands)	Annual Amortization
2025	$112,208
2026	108,454
2027	107,380
2028	104,070
Thereafter	363,005
Total	$795,117

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of December 31, 2024 and 2023, respectively included the following:

	December 31,
(In thousands)	2024	2023
Compensation and other employee-related costs	$151,819	$140,817
Legal and other settlements and expenses	6,746	9,335
Accrued non-income taxes	34,088	23,726
Royalties	10,612	10,130
Rebates	33,105	27,605
Other	24,221	28,847
Total accrued expenses	$260,591	$240,460

NOTE 11. DEBT

The carrying values of the 2025 Notes, acquired in the NuVasive Merger, as of December 31, 2024, were as follows:

	December 31,
(In thousands)	2024	2023
0.375% Senior Convertible Notes due 2025:
Principal	$449,987	$449,987
Unamortized fair value adjustment for acquisition accounting	6,658	33,275
0.375% Senior Convertible Notes due 2025	443,329	416,712
Embedded Conversion Option	22	687
Debt, net of unamortized fair value adjustments for acquisition accounting	$443,351	$417,400

	December 31,
(In thousands)	2024	2023
Interest expense:
Contractual coupon interest	$1,688	$364
Amortization of fair value adjustments for acquisition accounting	26,630	9,076
Total interest expense recognized on Senior Convertible Notes due 2025	$28,318	$9,440

Effective interest rates:
Senior Convertible Notes due 2025	6.4%	6.8%

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of December 31, 2024, we have not borrowed under the September 2023 Credit Agreement and we were in compliance with all covenants.

0.375% Senior Convertible Notes due 2025

On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive and Wilmington Trust National Association, as trustee (the “Trustee”) entered into a supplemental agreement (the “First Supplemental Indenture”) to the Indenture, dated March 2, 2020 (the “Base Indenture”), by and between NuVasive and the Trustee, relating to NuVasive’s $450.0 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2025. As of the closing date of the NuVasive Merger, $450 million of aggregate principal amount of the 2025 Notes were outstanding.

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

The NuVasive Merger constituted a Merger Event as defined in the Base Indenture. In the event of a Merger Event, the Company is required to execute a supplemental indenture providing for (i) each holder of 2025 Notes with the right to convert each $1,000 principal amount of 2025 Notes into the same type of consideration that holders would have been entitled to receive if such holders had held a number of shares of NuVasive Common Stock equal to the applicable conversion rate in effect immediately prior to such Merger Event, and (ii) subsequent adjustments to the conversion rate set forth in the Base Indenture.

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

Upon the initial recognition of the 2025 Notes pursuant to the purchase accounting for the NuVasive Merger, the embedded conversion feature does not meet the equity scope exception described in ASC 815-40, Contracts in Entity’s Own Equity. The embedded conversion feature is bifurcated and presented as a liability on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. The Company recognized, at the NuVasive Merger closing, the embedded conversion feature at fair value of $1.7 million and allocated the residual $407.8 million of the 2025 Notes fair value to the host debt instrument. As of the December 31, 2024, the fair value of the embedded conversion feature was $21.7 thousand. As a result of the NuVasive Merger and recognizing the fair value of the 2025 Notes, along with the embedded conversion feature, as of the acquisition date, the Company recorded $42.2 million debt discount to be accreted as interest expense over the life of the notes.

2025 Hedges

On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated call option transactions (the “2025 Hedges”) pursuant to which NuVasive purchased options from such dealers exercisable into its own common stock in connection with the sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the 2025 Hedges are exercisable into Globus Class A Common in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Hedges. Subject to the amended 2025 Hedges, the Company is entitled to purchase up to 3,617,955 shares of the Company’s Class A Common at a strike price of $124.38. The 2025 Hedges will expire on the second scheduled

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trading day immediately preceding March 15, 2025 and are expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedges.

In accordance with ASC 805, the Company recognized the 2025 Hedges at an acquisition date fair value of $1.7 million. The 2025 Hedges do not meet the equity scope exception described in ASC 815-40, Contract in Entity’s Own Equity, and will be presented as assets on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense)”. As of December 31, 2024, the fair value of the 2025 Hedges is $21.7 thousand recorded within the Other Assets with the consolidated balance sheet. An assumed exercise of the 2025 Hedges by NuVasive is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2025 Warrants

On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated warrant transactions (the “2025 Warrants”), pursuant to which NuVasive sold warrants to such dealers for its own common stock in connection with the initial sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the warrants are exercisable into Globus Class A Common in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Warrants. Subject to the amended 2025 Warrants, the holders of the 2025 Warrants are entitled to purchase up to 3,617,955 shares of the Company’s common stock at a strike price of $170.45. The 2025 Warrants will expire on various dates from June 2025 through October 2025 and may be settled in net shares or cash, at the Company’s election.

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

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A Common. On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

The Company repurchased 1.6 million shares under this program at an average price of $52.14, for a total dollar amount of $84.8 million during the 12 months ended December 31, 2024. As of December 31, 2024, the Company has remaining authorization to repurchase a total of $190.3 million of the Company’s Class A Common. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.

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

The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. Each share of our Class B Common is convertible at any time at the option of the holder into one share of our Class A Common. In addition, each share of our Class B Common will convert automatically into one share of our Class A Common upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B Common please see “Exhibit 4.2, Description of Securities of the Registrant” filed herein. The holders of Class A Common and

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class B Common vote together as one class of common stock. Except for voting rights, the Class A Common and Class B Common have the same rights and privileges.

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2024 and 2023, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)
Other comprehensive income/(loss) before reclassifications	2,038	1,786	3,824
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(493)	—	(493)
Other comprehensive income/(loss), net of tax	1,545	1,786	3,331
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2022	$(15,093)	$(9,537)	$(24,630)
Other comprehensive income/(loss) before reclassifications	17,420	1,207	18,627
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(4,189)	—	(4,189)
Other comprehensive income/(loss), net of tax	13,231	1,207	14,438
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
(In thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income/(loss) for basic	$102,984	$122,873	$190,169
Adjusted net income (loss) for diluted	102,984	122,873	190,169
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	135,726	113,087	100,469
Dilutive stock options, RSUs, and PRSUs	2,137	1,543	2,174
Weighted average shares outstanding for diluted	137,863	114,630	102,643
Earnings per share:
Basic	$0.76	$1.09	$1.89
Diluted	$0.75	$1.07	$1.85

Anti-dilutive stock options and RSUs excluded from the calculation	5,164	6,295	3,851
Anti-dilutive warrants excluded from the calculation	3,618	3,618	—
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	3,618	3,618	—
Total	$12,400	$13,531	$3,851

In accordance with ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), the Company applies the if-converted method in computing the effect of the 2025 Notes on diluted net income per share. For periods in which the Company reports net income, the numerator of the diluted per share computation is adjusted for interest expense and amortization of debt issuance costs, net of tax, and the denominator is adjusted for the weighted average number of shares into which each of the 2025 Notes could be converted. The effect is only included in the calculation of diluted net income per share for those 2025 Notes which reduce net income per share.

NOTE 13. STOCK-BASED AWARDS

We have four stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”), the NuVasive 2014 Equity Incentive Plan (the “NuVasive 2014 Plan”), and the Ellipse Technologies 2015 Incentive Award Plan (the “Ellipse 2015 Plan”). The 2021 Plan and the Ellipse 2015 Plan are the only active stock plans. The purpose of the 2012 Plan was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The 2012 Plan, 2021 Plan, and Ellipse 2015 Plan are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the 2012 Plan and 2021 Plan. The options granted expire on a date specified by the Board, which is ten years from the grant date. Options granted to employees vest in varying installments over a four-year period.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the NuVasive Merger, the Company assumed outstanding awards for the RSUs and PRSUs under the NuVasive 2014 Plan and the Ellipse 2015 Plan in accordance with the terms in the Merger Agreement. The ultimate issuance amount of the PRSUs is determined by the Company’s Compensation Committee. Share payout levels range from 0% to 100% depending on the respective terms of an award.

As of December 31, 2024, pursuant to the 2021 Plan, the NuVasive 2014 Plan, and the Ellipse 2015 Plan, there were 9,892,082 shares 276,530 shares, and 359,464 shares, respectively, of Class A Common reserved and 3,117,085 shares, 0 shares, and 287,392 shares respectively of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024.

Stock Options

Stock option activity during the year ended December 31, 2024 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2023	11,401	$53.02
Granted	2,789	56.76
Exercised	(2,450)	44.98
Forfeited	(781)	57.68
Outstanding at December 31, 2024	10,959	55.47	6.6	$298,597
Exercisable at December 31, 2024	6,482	53.13	5.1	191,773
Expected to vest at December 31, 2024	4,477	$58.85	8.7	$106,824

The total intrinsic value of stock options exercised was $75.7 million, $10.8 million, and $26.3 million, during the years ended December 31, 2024, 2023, and 2022, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2024			2023			2022
Risk-free interest rate	3.52%	-	4.75%	3.45%	-	4.77%	1.46%	-	4.04%
Expected term (years)	4.7	-	7.5	4.7	-	4.8	4.7	-	9.9
Expected volatility	34.0%	-	39.0%	35.0%	-	38.0%	33.0%	-	35.0%
Expected dividend yield		—%			—%			—%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024, 2023, and 2022 was $22.53, $21.47, and $22.10 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2024 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2023	820	$54.98
Granted	37	67.90
Vested	(367)	54.10
Forfeited	(74)	54.10
Outstanding at December 31, 2024	416	$57.05	2.64

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the year ended December 31, 2024 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2023	106	$53.61
Granted	—	—
Vested	(18)	54.10
Forfeited	(21)	54.10
Outstanding at December 31, 2024	67	$53.57	1.73

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised was as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Stock-based compensation expense	$54,191	$38,995	$32,810
Stock-based compensation expense classified in Acquisition-Related Costs	—	13,747	—
Net stock-based compensation capitalized into inventory	95	31	657
Total stock-based compensation cost	$54,286	$52,773	$33,467

As of December 31, 2024, there was $87.1 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.4 years.

NOTE 14. INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Domestic	$149,514	$181,752	$247,260
Foreign	(28,792)	(16,359)	(4,241)
Total	$120,722	$165,393	$243,019

The components of the provision for income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$112,768	$81,504	$60,927
State	25,650	15,190	12,408
Foreign	13,357	4,075	1,845
	151,775	100,769	75,180
Deferred:
Federal	(104,581)	(46,217)	(16,429)
State	(13,385)	(6,421)	(3,142)
Foreign	(16,071)	(5,611)	(2,759)
	(134,037)	(58,249)	(22,330)
Total	$17,738	$42,520	$52,850

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended
	December 31,
	2024	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.5	4.1	3.0
Foreign taxes	0.4	(0.6)	0.7
Valuation Allowance	10.6	0.4	(0.5)
Tax credits	(9.0)	(3.4)	(1.3)
Stock-based compensation windfall	(5.0)	(0.9)	(1.2)
Nondeductible expenses	3.9	1.3	—
Foreign inclusions	(0.8)	(0.9)	—
Acquisition related charges	—	4.9	—
Other	0.6	(0.2)	—
Legal entity reorganization	(8.6)	—	—
Uncertain tax position	(3.9)	—	—
Effective tax rate	14.7%	25.7%	21.7%

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Inventory reserve	$70,011	$27,228
Accruals, reserves, and other currently not deductible	47,434	37,798
Stock-based compensation	41,084	39,715
Capitalized R&E	83,581	68,832
Net operating loss carryforwards	110,386	128,810
General business and other credit carryforwards	33,995	42,569
Lease Liability	27,449	22,887
Other	45,703	30,948
Total deferred tax assets	459,643	398,787
Valuation allowance	(182,607)	(190,762)
Total deferred tax assets, net of valuation allowance	277,036	208,025
Deferred tax liabilities:
Depreciation and amortization	(173,845)	(244,348)
Right of Use Asset	(12,065)	(12,370)
Total deferred tax liabilities	(185,910)	(256,718)
Net deferred tax assets/(liabilities)	$91,126	$(48,693)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize a portion of the benefits of these deductible differences at December 31, 2024 and 2023. The Company has established valuation allowances of $182.6 million and $190.8 million at December 31, 2024 and 2023, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets comprised of tax loss carryforwards in various jurisdictions. The decrease in the valuation allowance during 2024 was primarily driven by the internal reorganization, as well as the mix of earnings in loss entities. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2024, the Company had $1.3 million and $326.8 million of federal and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards begin to expire in 2026 and foreign net operating losses carry forward indefinitely.

The Company has California research and development income tax credit carryforwards of $40.1 million. The California credits can be carried forward indefinitely. The Company has foreign tax credit carryforwards of $2.1 million which expire beginning in 2027.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Unrecognized tax benefits at the beginning of the year	$33,757	$986	$1,052
Additions related to current year tax positions	2,601	853	—
Additions related to prior year tax positions	27,922	32,045	50
Reductions related to prior year tax positions	(7,917)	(127)	(116)
Unrecognized tax benefits at the end of the year	$56,363	$33,757	$986

The additions related to current year tax positions for the year ended December 31, 2024 of $2.6 million are primarily related to additional current year reserves. The additions related to the prior year tax positions for the year ended December 31, 2024 of $27.9 million are related to the historical positions from the NuVasive Merger, partially recorded to goodwill using the acquisition method of accounting. The reductions related to prior year tax positions for the year ended December 31, 2024 of $7.9 million are primarily related to the resolution of certain foreign and U.S. federal tax positions.

The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

	December 31,
(In thousands)	2024	2023	2022
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$33,958	$27,601	$1,355

Due to recent tax reform in the U.S. and favorable treaties between the U.S. and countries in which the Company’s controlled foreign corporations operate, the Company has the ability to repatriate earnings without incurring additional tax liabilities. Accordingly, the Company has not recorded a liability for taxes associated with any future distributions of these undistributed earnings.

Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was immaterial for the years ended December 31, 2024, 2023, and 2022. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2020 as of December 31, 2024.

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz Family LLC filed an appeal to the verdict. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of December 31, 2024.

NOTE 16. RESTRUCTURING AND OTHER COSTS

As of December 31,2024, the Company incurred restructuring and other costs primarily related to employee termination benefits as a part of the Company’s 2024 Synergy Plan. The Company’s 2024 Synergy Plan was designed to optimize the organizational structure of Globus by reducing the size of our workforce. Impacted employees were notified during January 2024 and July 2024. Totals include stock-based compensation expense, classified in accordance with ASC 420, Exit or Disposal Cost Obligations, where applicable.

The following table provides a summary of recognized pre-tax costs for the twelve months ended December 31, 2024:

Twelve Months Ended
(In thousands)	December 31, 2024
Cost of Sales	$178
Research and Development	2,154
Selling, General and Administrative	3,573
Restructuring Costs	23,773
Total restructuring and other costs	$29,678

The following table provides a summary of activity related to the restructuring program for the twelve months ended December 31, 2024:

Twelve Months Ended
(In thousands)	December 31, 2024
Beginning Balance	$—
Charges	29,678
Cash Payments	(21,177)
Settled non-cash (a)	(5,754)
December 31, 2024	$2,747

(a) Represents share-based compensation settled without cash payments.

NOTE 17. LEASES

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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company includes financing lease right-of-use assets in other assets, short-term financing lease liabilities in accrued expenses, and long-term financing lease liabilities in other liabilities on the consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the term of the lease as a component of operating income on the consolidated statement of operations and comprehensive income. Finance leases amortize the right-of-use assets and amortize the interest on the lease liability over the term of the lease.

Amounts reported in the consolidated balance sheet were as follows:

	December 31,
(In thousands)	2024	2023
Asset:
Operating lease right-of-use asset	$49,647	$59,931
Finance lease right-of-use asset	518	797
Total leased assets	$50,165	$60,728

Liabilities:
Current:
Operating lease liability	10,249	11,967
Finance lease liability	233	475
Long-term:
Operating lease liability	83,588	91,037
Finance lease liability	298	337
Total lease liabilities	$94,368	$103,816

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations:

	Twelve Months Ended
	December 31,
(In thousands)	2024	2023	2022
Lease expense:
Operating lease expense	$25,272	$19,471	$2,588
Finance lease expense
Depreciation of right-of-use asset	585	903	—
Interest expense on lease liabilities	92	67	—
Total lease expense	$25,949	$20,441	$2,588

Future minimum lease payments under non-cancellable leases as of December 31, 2024 are as follows:

(In thousands)	Finance Leases	Operating Leases
2025	$257	$16,297
2026	190	14,663
2027	95	13,400
2028	25	11,547
2029	5	11,440
Thereafter	—	62,585
Total minimum lease payments	$573	$129,932
Less: amount representing interest	(42)	(36,095)
Present value of obligations under leases	531	93,837
Less: current portion	(233)	(10,249)
Long-term lease obligations	$298	$83,588

The table below summarizes the Company’s supplemental cash flow information and assumptions used:

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Twelve Months Ended
	December 31,
(In thousands, except weighted average lease term and discount rate)	2024	2023	2022
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$14,300	$19,773	$2,545
Operating cash flows for finance leases	92	67	—
Financing cash flows for finance leases	1,003	913	—
Total cash paid for amounts included in the measurement of lease liabilities	$15,395	$20,753	$2,545

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,289	$9,043	$1,915
Financing leases	$394	$—	$—
Weighted-average remaining lease term
Operating leases	7.7	14.9	2.4
Financing leases	2.4	2.6	—
Weighted-average discount rate
Operating leases	4.8%	8.3%	3.5%
Financing leases	5.3%	4.4%	—

NOTE 18. RETIREMENT BENEFIT PLANS

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

Company contributions to these retirement plans were as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
401(k) and other retirement plan contributions	$16,069	$10,525	$7,154

NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Daniel T. Scavilla, Chief Executive Officer is identified as the CODM who determines resource allocation, investing activities, and performance assessment. The CODM uses revenue, gross profit and operating income to assess financial performance of the segments and make key operating decisions. Our CODM does not evaluate operating segments using asset or liability information.

The Company identified two operating segments, Musculoskeletal Solutions and Enabling Technologies based on the overall management structure and business strategy. The Company aggregates these operating segments into one reportable segment, based on conclusions reached after considering relevant factors such as economic similarity, customer base, regulatory environment, production processes, nature of services and products provided, and our comprehensive approach to product development and offerings targeting patient needs through procedural-based solutions.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents total segment revenue, significant segments expenses and other expenses for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended
	December 31,
	2024	2023	2022

Net Sales	$2,519,354	$1,568,476	$1,022,843

Less:
Cost of goods sold	(719,160)	(404,785)	(229,323)
Amortization of inventory fair value step-up (a)	(215,420)	(71,656)	(894)
Depreciation cost of goods sold	(100,899)	(71,733)	(33,508)
Research & development employee related cost	(119,166)	(95,208)	(57,124)
Research & development other (b)	(44,588)	(28,802)	(15,890)
Selling, general & administrative employee related cost	(763,188)	(514,810)	(360,003)
Selling, general & administrative other (c)	(173,107)	(103,858)	(59,754)
Provision for litigation	(314)	(434)	(2,341)
Acquisition related costs	(29,623)	(68,274)	(5,959)
Amortization	(119,373)	(51,032)	(17,735)
Other segment expenses (d)	(66,320)	(26,880)	(10,506)

Operating income	168,196	131,004	229,806

Interest income (expense)	(4,189)	20,130	14,233
FX transactional gain (loss)	(43,285)	14,259	(1,020)

Income before taxes	$120,722	$165,393	$243,019

(a) Amounts primarily related to inventory step-up associated with the NuVasive Merger

(b) Amounts include IPR&D and other non-employee related costs

(c) Amounts include non-employee related costs including taxes and fees

(d) Amounts include restructuring expense and credit losses

The following table represents total net sales by geographic area, based on the location of the customer for the years ended December 31, 2024, 2023 and 2022, respectively:

	Net Sales
	Year Ended
	December 31,
(In thousands)	2024	2023	2022
United States	$2,000,067	$1,279,765	$871,939
International	519,288	288,711	150,904
Total	$2,519,355	$1,568,476	$1,022,843

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents total property and equipment, net by geographic area:

	Property and Equipment, Net
	As of
	December 31,
(In thousands)	2024	2023
United States	$523,002	$527,332
International	44,716	59,600
Total	$567,718	$586,932

NOTE 20. SUBSEQUENT EVENT

On February 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Nevro Merger Agreement”) with Nevro Corp., a Delaware corporation (“Nevro”), and Palmer Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Palmer Merger Sub”). The Nevro Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Palmer Merger Sub will merge with and into Nevro (the “Nevro Merger”), with Nevro surviving the merger as a wholly owned subsidiary of the Company.

Under the Nevro Merger Agreement, at the effective time of the Nevro Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Nevro (“Nevro Common Stock”) issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Nevro Merger Agreement) will be cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of Nevro Common Stock. The transaction represents a total equity value of approximately $250 million.

Either Nevro or Globus may terminate the Nevro Merger Agreement under certain circumstances described in the Nevro Merger Agreement, resulting in a termination fee payable to the other equal to $10 million or $15 million, depending on such circumstances. Nevro will also be required to make a payment to Globus equal to $15 million if the Nevro Merger Agreement is terminated because Nevro’s stockholders fail to approve the Nevro Merger Agreement and, at the time of such failure, Nevro’s board of directors has not changed its recommendation to its stockholders in favor of the Nevro Merger.

The transaction is expected to close late in the second quarter of 2025, subject to the approval of Nevro’s shareholders, regulatory approval, and other customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Management evaluated the internal control over financial reporting of Globus as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).

Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2024, the internal control over financial reporting of Globus was effective.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 as stated in their report that is included in Item 8 of this Form 10-K.

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

Item 9B. Other Information

On February 18, 2024, the Company adopted an updated insider trading policy (the “Insider Trading Policy”) in order to facilitate the mitigation of insider trading risks within the Company. The Insider Trading Policy applies to all transactions in the Company’s securities by the Company’s employees, officers, directors and consultants, as well as members of their immediate families and members of their households and was designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on 10-K.

During the three months ended December 31, 2024, several of the Company's directors and officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

On November 11, 2024, Ann D. Rhoads, Director, adopted a trading arrangement for the sale of securities of the Company’s Class A Common that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Ms. Rhoads’ Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of February 28, 2026, or the sale of all shares subject to the plan, provides for the sale of up to 27,500 shares of Class A Common pursuant to the terms of the plan.

On December 10, 2024, Daniel T. Scavilla, the Company’s President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan for the sale of securities of the Company’s Class A Common. Mr. Scavilla’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of December 31, 2025, or the sale of all shares subject to the plan, provided for the sale of up to 80,000 shares of Class A Common pursuant to the terms of the plan.

On December 4, 2024, Kelly Huller, Executive Vice President and General Counsel, adopted a Rule 10b5-1 Trading Plan for the sale of securities of the Company’s Class A Common. Ms. Kelly’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of December 31, 2025, or the sale of all shares subject to the plan, provided for the sale of up to 37,500 shares of Class A Common pursuant to the terms of the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.

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

The other information required by this Item 10 will be set forth in the Company’s proxy statement for its 2025 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth in the Company’s proxy statement for its 2025 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the Company’s proxy statement for its 2025 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth in the Company’s proxy statement for its 2025 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the Company’s proxy statement for its 2025 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

(In thousands)	Beginning of period	Charged to expenses	Write-offs	End of period
Year ended December 31, 2022	$4,962	$(1)	$(237)	$4,724
Year ended December 31, 2023	$4,724	$3,658	$552	$8,934
Year ended December 31, 2024	$8,934	$16,986	$(10,415)	$15,505

Deferred tax valuation allowance:

		Additions		Deductions
(In thousands)	Beginning of period	Charged to expenses	Charged to other accounts	Other deductions	End of period
Year ended December 31, 2022	$6,594	$(1,106)	$—	$—	$5,488
Year ended December 31, 2023	$5,488	$8,301	$176,974	$—	$190,763
Year ended December 31, 2024	$190,763	$12,825	$(20,981)	$—	$182,607

(b) Exhibits, including those incorporated by reference

Exhibit No.	Item
2.1

Agreement and Plan of Merger, dated as of February 8, 2023, by and among NuVasive, Inc., Globus Medical, Inc. and Zebra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Globus Medical, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2023)

2.2

Agreement and Plan of Merger, dated as of February 6, 2025, by and among Globus Medical, Inc., Nevro Corp. and Palmer Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Globus Medical, Inc.’s Current Report on Form 8-K filed with the SEC on February 6, 2025).

3.1

Amended and Restated Certificate of Incorporation of Globus Medical, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on August 2, 2012).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Globus Medical, Inc., dated July 30, 2012 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on August 2, 2012).

3.3

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Globus Medical, Inc., dated August 7, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q/A filed with the SEC on September 19, 2012).

3.4	Amended and Restated Bylaws of Globus Medical, Inc. effective as of May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Form 10-Q/A filed with the SEC on May 2, 2019).
3.5	Amendment to Bylaws effective as of July 31, 2021 (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 4, 2021).
4.1

Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on July 16, 2012).

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
10.1

Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).

10.2

Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).

10.3

Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).
10.5

Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).

10.6

Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on May 4, 2016).

10.7

Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Kelly Huller (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 5, 2020).

10.8

Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Keith Pfeil (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the SEC on August 5, 2020).

10.9	Globus Medical, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 5, 2024).
10.10	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.5 to our Form S-8 filed with the SEC on December, 16, 2021).
10.11	Globus Medical, Inc. 2021 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.6 to our Form S-8 filed with the SEC on December, 16, 2021).

10.12	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 99.7 to our Form S-8 filed with the SEC on December, 16, 2021).
10.13	Globus Medical, Inc. 2021 Equity Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.8 to our Form S-8 filed with the SEC on December, 16, 2021).
10.14	Indenture, dated as of March 2, 2020, between NuVasive and the Trustee (incorporated by reference to Exhibit 4.1 to NuVasive, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).
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

10.19	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to NuVasive Inc.'s Registration Statement on Form S-8 filed with the SEC on February 11, 2016).
10.20

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on August 29, 2017).

10.21

Confirmation for base call option transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the with the SEC on March 2, 2020).

10.22

Confirmation for base call option transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.23

Confirmation for base call option transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.24

Confirmation for base call option transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.25

Confirmation for base call option transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.26

Confirmation for base warrant transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.27

Confirmation for base warrant transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.28

Confirmation for base warrant transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.29

Confirmation for base warrant transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.30

Confirmation for base warrant transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to NuVasive Inc.'s Current Report on Form 8-K filed with the SEC on March 2, 2020).

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

19.1*	Globus Medical, Inc. Insider Trading Policy, adopted as of February 18, 2024
21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm – Deloitte & Touche LLP.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Globus Compensation Recoupment Policy
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
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

GLOBUS MEDICAL, INC.

Dated:	February 20, 2025	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
Chief Executive Officer
President
(Principal Executive Officer)

Dated:	February 20, 2025	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer and Chief Operating Officer
Chief Accounting Officer
Executive Vice President
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DANIEL T. SCAVILLA	President and Chief Executive Officer	February 20, 2025
Daniel T. Scavilla	(Principal Executive Officer)
and Director

/s/ KEITH PFEIL	Chief Financial Officer and Chief Operating Officer	February 20, 2025
Keith Pfeil	Chief Accounting Officer
Senior Vice President
(Principal Financial Officer)

/s/ DAVID C. PAUL	Executive Chairman and Director	February 20, 2025
David C. Paul

/s/ DAVID D. DAVIDAR	Director	February 20, 2025
David D. Davidar

/s/ ROBERT DOUGLAS	Director	February 20, 2025
Robert Douglas

/s/ DANIEL T. LEMAITRE	Director	February 20, 2025
Daniel T. Lemaitre

/s/ ANN D. RHOADS	Director	February 20, 2025
Ann D. Rhoads

/s/ JAMES R. TOBIN	Director	February 20, 2025
James R. Tobin

/s/ STEPHEN T. ZARRILLI	Director	February 20, 2025
Stephen T. Zarrilli

/s/ JOHN A. DEFORD	Director	February 20, 2025
John A. DeFord

/s/ DANIEL J. WOLTERMAN	Director	February 20, 2025
Daniel J. Wolterman

/s/ LESLIE V. NORWALK	Director	February 20, 2025
Leslie V. Norwalk