Form 10-Q
period 2025-03-31
GLOBUS MEDICAL INC
filed 2025-05-08
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of May 5, 2025 was 135,379,373 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share values)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$461,266	$784,438
Short-term marketable securities	—	105,619
Accounts receivable, net of allowances of $8,488 and $15,505, respectively	535,090	557,697
Inventories	663,603	659,233
Prepaid expenses and other current assets	47,131	49,640
Income taxes receivable	3,024	20,633
Total current assets	1,710,114	2,177,260
Property and equipment, net of accumulated depreciation of $571,728 and $545,786, respectively	556,496	561,909
Operating lease right of use assets	48,367	49,647
Long-term marketable securities	—	66,134
Intangible assets, net	771,688	795,117
Goodwill	1,432,964	1,432,387
Other assets	74,856	75,096
Deferred income taxes	116,663	94,200
Total assets	$4,711,148	$5,251,750

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,144	$75,118
Accrued expenses	237,566	260,591
Operating lease liabilities	10,622	10,249
Income taxes payable	12,739	10,725
Senior convertible notes	—	443,351
Business acquisition liabilities	33,458	33,739
Deferred revenue	17,172	22,140
Total current liabilities	384,701	855,913
Business acquisition liabilities, net of current portion	84,597	89,496
Operating lease liabilities	81,691	83,588
Deferred income taxes and other tax liabilities	46,605	23,889
Other liabilities	25,486	21,531
Total liabilities	623,080	1,074,417

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 112,926,345 and 114,990,219 shares at March 31, 2025 and December 31, 2024, respectively	113	115
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at March 31, 2025 and December 31, 2024, respectively	22	22
Additional paid-in capital	3,053,927	3,031,244
Accumulated other comprehensive income/(loss)	(2,167)	(6,861)
Retained earnings	1,036,173	1,152,813
Total equity	4,088,068	4,177,333
Total liabilities and equity	$4,711,148	$5,251,750

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Net sales	$598,121	$606,666
Cost of Sales and Operating expenses:
Cost of sales (exclusive of amortization of intangibles)	195,397	241,487
Research and development	33,062	57,268
Selling, general and administrative	242,799	248,679
Amortization of intangibles	28,802	29,676
Acquisition-related costs	1,057	2,418
Restructuring costs	—	19,141
Operating income/(loss)	97,004	7,997
Other income/(expense), net
Interest income/(expense), net	1,681	(1,894)
Foreign currency transaction gain/(loss)	4,270	(15,371)
Other income/(expense)	713	710
Total other income/(expense), net	6,664	(16,555)
Income/(loss) before income taxes	103,668	(8,558)
Income tax provision/(benefit)	28,206	(1,441)
Net income/(loss)	$75,462	$(7,117)

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	315	379
Foreign currency translation gain/(loss)	4,379	(1,232)
Total other comprehensive income/(loss), net of tax	4,694	(853)
Comprehensive income/(loss)	$80,156	$(7,970)

Earnings per share:
Basic	$0.55	$(0.05)
Diluted	$0.54	$(0.05)
Weighted average shares outstanding:
Basic	136,757	135,358
Diluted	139,774	135,358

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333
Stock-based compensation	—	—	—	—	13,324	—	—	13,324
Grant of contingent restricted stock units	—	—	—	—	429	—	—	429
Exercise of stock options	309	—	—	—	11,223	—	—	11,223
Issuance of Class A common stock under employee and director equity option plans, net	72	—	—	—	(2,293)	—	—	(2,293)
Comprehensive income/(loss)	—	—	—	—	—	4,694	75,462	80,156
Repurchase and retirement of common stock	(2,445)	(2)	—	—	—	—	(192,102)	(192,104)
Balance at March 31, 2025	112,926	$113	22,430	$22	$3,053,927	$(2,167)	$1,036,173	$4,088,068

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
Stock-based compensation	—	—	—	—	17,281	—	—	17,281
Grant of contingent restricted stock units	—	—	—	—	336	—	—	336
Exercise of stock options	112	—	—	—	3,413	—	—	3,413
Comprehensive income/(loss)	—	—	—	—	—	(853)	(7,117)	(7,970)
Issuance of Class A common stock under employee and director equity option plans, net	205	—	—	—	(5,343)	—	—	(5,343)
Repurchase and retirement of common stock	(1,597)	(1)	—	—	—	—	(83,314)	(83,315)
Balance at March 31, 2024	112,626	$113	22,430	$22	$2,886,436	$(11,045)	$1,046,834	$3,922,361

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$75,462	$(7,117)
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	—	12,613
Depreciation and amortization	66,074	55,261
Amortization of premiums on marketable securities	(421)	24
Provision for excess and obsolete inventory	5,960	3,914
Amortization of inventory fair value step-up	49	53,670
Amortization of 2025 Notes fair value step-up	6,658	6,658
Stock-based compensation expense	13,206	17,260
Allowance for expected credit losses	3,206	2,968
Change in fair value of business acquisition liabilities	167	(165)
Change in deferred income taxes	509	(45,091)
(Gain)/loss on disposal of assets, net	2,613	34
Payment of business acquisition-related liabilities	(2,012)	(16,115)
Net (gain)/loss from foreign currency adjustment	(3,772)	11,191
(Increase) decrease in:
Accounts receivable	22,603	(36,393)
Inventories	(7,587)	(8,986)
Prepaid expenses and other assets	4,534	1,778
Increase (decrease) in:
Accounts payable	(899)	(5,753)
Accrued expenses and other liabilities	(28,658)	(33,881)
Income taxes payable/receivable	19,608	40,517
Net cash provided by/(used in) operating activities	177,300	52,387
Cash flows from investing activities:
Purchases of marketable securities	(1,750)	(8,017)
Maturities of marketable securities	58,630	85
Sales of marketable securities	115,608	2,565
Purchases of property and equipment	(36,103)	(28,568)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	—	(12,649)
Acquisition of intangible assets	(5,000)	—
Net cash provided by/(used in) investing activities	131,385	(46,584)
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(3,890)	(30,475)
Net proceeds from exercise of stock options	11,223	3,413
Payments related to tax withholdings for share-based compensation	(2,293)	(5,343)
Repurchase of common stock	(190,451)	(83,316)
Repayment of senior convertible notes	(449,985)	—
Net cash provided by/(used in) financing activities	(635,396)	(115,721)
Effect of foreign exchange rates on cash	3,539	(3,312)
Net increase/(decrease) in cash and cash equivalents	(323,172)	(113,230)
Cash and cash equivalents at beginning of period	784,438	467,292
Cash and cash equivalents at end of period	$461,266	$354,062

Supplemental disclosures of cash flow information:
Income taxes paid, net	$7,199	$1,967
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$10,014	$5,426

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of March 31, 2025, and results of operations for the three months ended March 31, 2025. The results of operations for any interim period may not be indicative of results for the full year.

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

Our Enabling Technologies products are advanced hardware and software systems, and related technologies, that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation, generally at the point in time in which the obligation is fulfilled. When a contract has multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.

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

The changes to contract liabilities related to deferred revenue are as follows:

Three Months Ended
March 31,
(In thousands)	2025
Beginning contract liabilities	$31,809
Revenue recognized from contract liabilities	(8,092)
Advance consideration received during the period	7,157
Ending contract liabilities	$30,874

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities, and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, securities of government, federal agency, and other sovereign obligations, all of which have been liquidated as of March 31, 2025. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that does not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

During the three months ended March 31, 2025, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

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

We assumed equity-classified awards for certain NuVasive restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”), as part of the NuVasive Merger (as defined below). These RSUs and PRSUs are measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five-year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

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

(n) Restructuring Costs

Restructuring costs represent costs associated with the 2024 Synergy Plan. This plan was designed to optimize the organizational structure, merge synergies and leverage the strength of both commercial organizations. As a result of aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives, the Company also recorded employee separation charge and one-time termination benefits.

(o) Accounts Receivable and Related Valuation Accounts

Accounts receivable in the accompanying unaudited condensed consolidated balance sheets are presented net of allowances for expected credit losses. We maintain an allowance for expected credit losses resulting from the inability of its customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments.

The allowance for credit losses is calculated quarterly and is estimated on a region-by-region basis considering a number of factors including age of account balances, collection history, historical account write-offs, third-party credit reports, identified trends, current economic conditions, and supportable forecasted economic expectations. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. An increase in the provision for credit losses may be required when the financial condition of our customers or their collection experience deteriorates. Our exposure to credit losses may also increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, macroeconomic pressures or uncertainty associated with local or global economic recessions, disruption associated with pandemics, or other customer-specific factors.

(p) Recently Issued Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update amends the effective date of Update 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. Additionally in December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

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

(q) Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision-making utility of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. The Company adopted ASU No. 2023-09 as of the fiscal year after 2024. See Note 14 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The Company adopted ASU No. 2023-07 as of fiscal year after 2024. See Note 18 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

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

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the first quarter of 2025, the Company entered into a license agreement for certain patents of medical device technology in the spine field for a total of $5.0 million due at closing, and 1 percent license fee on future sales of products developed and covered under the license agreement. The Company recorded $5.0 million of patents intangible assets, with a useful life of 10.1 years.

During the first quarter of 2024, the Company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASC 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million of contingent consideration which is payable upon meeting the Good Manufacturing Process milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. Contingent consideration will not be recorded in this asset acquisition until the milestone is met.

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

NuVasive Merger

On September 1, 2023, the Company entered into the Merger Agreement (the “NuVasive Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the NuVasive Merger Agreement, Merger Sub merged with and into NuVasive (the “NuVasive Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. Upon the consummation of the NuVasive Merger, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A Common Stock (as defined below), and the right to receive cash in lieu of fractional shares.

The aggregate consideration in connection with the closing of the NuVasive Merger was $2.604 billion. The Company recorded net identifiable assets of $1.394 billion and goodwill of $1.210 billion.

NOTE 4. NET SALES

The following table represents net sales by product category as of March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Musculoskeletal Solutions	$575,932	$574,697
Enabling Technologies	22,189	31,969
Total net sales	$598,121	$606,666

NOTE 5. MARKETABLE SECURITIES

As of March 31, 2025, the Company had no holdings of short-term or long-term marketable securities. The composition of our short-term and long-term marketable securities as of December 31, 2024 was as follows:

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

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of December 31, 2024, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table represents the fair value of assets and liabilities, as of March 31, 2025 and December 31, 2024, respectively, including the following:

(In thousands)	Balance at March 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$162,325	$162,325	$—	$—
Liabilities:
Business acquisition liabilities	118,055	—	—	118,055

(In thousands)	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$496,676	$423,977	$72,699	$—
Municipal bonds	15,498	—	15,498	—
Corporate debt securities	54,806	—	54,806	—
Commercial paper	36,530	—	36,530
Asset-backed securities	19,621	—	19,621	—
Government, federal agency, and other sovereign obligations	45,298	—	45,298	—

Liabilities:
Business acquisition liabilities	123,235	—	—	123,235

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	2.0%	-	5.8%	3.1%
Revenue volatility	14.0%	-	15.8%	14.3%
Discount rate	5.2%	-	8.5%	6.2%
Projected year of payment	2025	-	2034

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three months ended March 31, 2025 and 2024, respectively included the following:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Beginning balance	$123,235	$139,358
Purchase price contingent consideration	—	19,143
Changes resulting from foreign currency fluctuations	—	246
Contingent cash payments	(5,902)	(46,590)
Contingent RSU grants	(429)	(336)
Changes in fair value of business acquisition liabilities	167	(165)
Contractual payable reclassification	984	(346)
Ending balance	$118,055	$111,310

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
(In thousands)	2025	2024
Raw materials	$118,574	$121,984
Work in process	47,998	45,775
Finished goods	497,031	491,474
Total inventories	$663,603	$659,233

During the three months ended March 31, 2025 and 2024, net adjustments to cost of sales related to excess and obsolete inventory were $6.0 million and $3.9 million, respectively. The net adjustments for the three months ended March 31, 2025 and 2024 reflect a combination of additional expense for excess and obsolete related provisions ($10.2 million and $5.2 million, respectively) offset by sales and disposals ($4.2 million and $1.3 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following as of March 31, 2025 and December 31, 2024, respectively:

	Useful	March 31,	December 31,
(In thousands)	Life	2025	2024
Land	—	$9,741	$9,731
Buildings and improvements	31.5	101,957	100,128
Equipment	5-15	220,060	215,100
Instruments, modules, and cases	5	749,948	741,125
Other property and equipment	3-5	46,518	41,611
		1,128,224	1,107,695
Less: accumulated depreciation and amortization		(571,728)	(545,786)
Total		$556,496	$561,909

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows during the three months ended March 31, 2025 and 2024 respectively:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Depreciation	$37,272	$25,584

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2024 and the three months ended March 31, 2025, respectively included the following:

(In thousands)
December 31, 2023	$1,434,540
Additions and adjustments	(550)
Foreign exchange	(1,603)
December 31, 2024	1,432,387
Additions and adjustments	—
Foreign exchange	577
March 31, 2025	$1,432,964

Intangible assets as of March 31 2025 included the following:

		March 31, 2025
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.6	$357,126	$(96,302)	$260,824
Developed technology	8.0	681,906	(179,790)	502,116
Patents	14.0	14,112	(5,364)	8,748
Total intangible assets		$1,053,144	$(281,456)	$771,688

Intangible assets as of December 31, 2024 included the following:

		December 31, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.6	$355,727	$(88,164)	$267,563
Developed technology	8.0	681,477	(157,889)	523,588
Patents	16.1	9,023	(5,057)	3,966
Total intangible assets		$1,046,227	$(251,110)	$795,117

The following table summarizes amortization of intangible assets for future periods as of March 31, 2025:

(In thousands)	Annual Amortization
2025	$83,993
2026	109,002
2027	107,924
2028	104,594
Thereafter	366,175
Total	$771,688

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of March 31, 2025 and December 31, 2024, respectively included the following:

	March 31,	December 31,
(In thousands)	2025	2024
Compensation and other employee-related costs	$130,469	$151,819
Legal and other settlements and expenses	6,419	6,746
Accrued non-income taxes	36,706	34,088
Royalties	8,817	10,612
Rebates	33,780	33,105
Other	21,375	24,221
Total accrued expenses	$237,566	$260,591

NOTE 11. DEBT

The carrying values of the Company’s 2025 Notes (as defined below), acquired in the NuVasive Merger, as of March 31, 2025, and December 31, 2024, respectively, were as follows:

	March 31,	December 31,
(In thousands)	2025	2024
0.375% Senior Convertible Notes due 2025:
Principal	$—	$449,987
Unamortized fair value adjustment for acquisition accounting	—	6,658
0.375% Senior Convertible Notes due 2025	—	443,329
Embedded Conversion Option	—	22
Debt, net of unamortized fair value adjustments for acquisition accounting	$—	$443,351

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Interest expense:
Contractual coupon interest	$281	$421
Amortization of fair value adjustments for acquisition accounting	6,658	6,658
Total interest expense recognized on Senior Convertible Notes due 2025	$6,939	$7,079

Effective interest rates:
Senior Convertible Notes due 2025	6.2%	6.7%

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September

27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the Revolving Credit Facility) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of March 31, 2025, we have not borrowed under the September 2023 Credit Agreement and we were in compliance with all covenants.

0.375% Senior Convertible Notes due 2025

On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive and Wilmington Trust National Association, as trustee (the “Trustee”) entered into a supplemental agreement (the “First Supplemental Indenture”) to the Indenture, dated March 2, 2020 (the “Base Indenture”), by and between NuVasive and the Trustee, relating to NuVasive’s $450.0 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”).

On March 15, 2025, the $450.0 million in remaining aggregate principal amount of the 2025 0.375% Convertible Senior Notes was paid off, net of an immaterial number of converted units that were settled in cash.

2025 Hedges

The amendment and guarantee agreements with respect to privately negotiated call option transactions entered into on September 1, 2023 among the Company, NuVasive and certain dealers expired with zero value on the second scheduled trading day immediately preceding March 15, 2025.

2025 Warrants

On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated warrant transactions (“2025 Warrants”), pursuant to which NuVasive sold warrants to such dealers for its own common stock in connection with the initial sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the warrants are exercisable into Globus Class A Common (as defined below) in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Warrants. Subject to the amended 2025 Warrants, the holders of the 2025 Warrants are entitled to purchase up to 3,617,955 shares of the Company’s common stock at a strike price of $170.45. The 2025 Warrants will expire on various dates from June 2025 through October 2025 and may be settled in net shares or cash, at the Company’s election.

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

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company repurchased 2.4 million shares under this program at an average price of $77.91, for a total dollar amount of $190.3 million during the three months ended March 31, 2025. As of March 31, 2025, the Company has no remaining authorization to repurchase the Company’s Class A Common.

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

The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. Each share of our Class B Common is convertible at any time at the option of the holder into one share of our Class A Common. In addition, each share of our Class B Common will convert automatically into one share of our Class A Common upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B Common please see “Exhibit 4.2, Description of Securities of the Registrant” filed with our Annual Report on Form 10-K on February 20, 2025. The holders of Class A Common and Class B Common vote together as one class of common stock. Except for voting rights, the Class A Common and Class B Common have the same rights and privileges.

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2025 and 2024, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)
Other comprehensive income/(loss) before reclassifications	416	4,379	4,795
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(101)	—	(101)
Other comprehensive income/(loss), net of tax	315	4,379	4,694
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2025	$(2)	$(2,165)	$(2,167)

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)
Other comprehensive income/(loss) before reclassifications	476	(1,232)	(756)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(97)	—	(97)
Other comprehensive income/(loss), net of tax	379	(1,232)	(853)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2024	$(1,483)	$(9,562)	$(11,045)

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

The following table sets forth the computation of basic and diluted earnings per share for the year ended March 31, 2025 and 2024, respectively:

	Year Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Numerator:
Net income/(loss) for basic	$75,462	$(7,117)
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	136,757	135,358
Dilutive stock options, RSUs, and PRSUs	3,017	—
Weighted average shares outstanding for diluted	139,774	135,358
Earnings per share:
Basic	$0.55	$(0.05)
Diluted	$0.54	$(0.05)

Anti-dilutive stock options and RSUs excluded from the calculation	3,049	7,460
Anti-dilutive warrants excluded from the calculation	3,618	3,618
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	—	3,618
Total	$6,667	$14,696

NOTE 13. STOCK-BASED AWARDS

We have four stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”), the NuVasive 2014 Equity Incentive Plan (the “NuVasive 2014 Plan”), and the Ellipse Technologies 2015 Incentive Award Plan (the “Ellipse 2015 Plan”). The 2021 Plan, the Ellipse 2015 Plan are the only active stock plans. The purpose of the 2012 Plan was, and of the 2021 Plan is, to provide incentive to employees, directors, and consultants of Globus. The 2012 Plan, 2021 Plan, and Ellipse 2015 Plan are administered by the Board of Directors of Globus (the “Board”) or its delegates. The number, type of option, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the 2012 Plan and 2021 Plan. The options granted expire on a date specified by the Board, which is ten years from the grant date. Options granted to employees vest in varying installments over a four-year period.

The 2012 Plan was approved by our Board in March 2012, and by our stockholders in June 2012. The 2012 Plan terminated as to new awards pursuant to its terms in 2022. Following effectiveness of the 2021 Plan, we have not issued any additional awards under the 2012 Plan; however, awards previously granted under the 2012 Plan remain outstanding and are administered by our Board under the terms and conditions of the 2012 Plan. Under the 2012 Plan, the aggregate number of shares of Class A Common that were able to be issued subject to options and other awards is equal to the sum of (i) 3,076,923 shares, (ii) any shares available for issuance under the 2008 Equity Incentive Plan (the “2008 Plan”) as of March 13, 2012, (iii) any shares underlying awards outstanding under the 2008 Plan as of March 13, 2012 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares and (iv) starting January 1, 2013, an annual increase in the number of shares available under the 2012 Plan equal to up to 3% of the number of shares of our common and preferred stock outstanding at the end of the previous year, as determined by our Board. The number of shares that were able to be issued or transferred pursuant to incentive stock options under the 2012 Plan was limited to 10,769,230 shares. The shares of Class A Common covered by the 2012 Plan included authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

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

In connection with the NuVasive Merger, the Company assumed outstanding awards for the RSUs and PRSUs under the NuVasive 2014 Plan and the Ellipse 2015 Plan in accordance with the terms in the NuVasive Merger Agreement. The ultimate issuance amount of the PRSUs is determined by the Company’s Compensation Committee. Share payout levels range from 0% to 100% depending on the respective terms of an award.

As of March 31, 2025, pursuant to the 2021 Plan, the NuVasive 2014 Plan, and the Ellipse 2015 Plan (collectively, the “Plans”), there were 10,903,345 shares, 168,414 shares, and 357,897 shares, respectively, of Class A Common reserved and 2,552,463 shares, no shares, and 299,780 shares, respectively, of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024.

Stock Options

Stock option activity during the three months ended March 31, 2025 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2024	10,959	55.47
Granted	1,687	90.62
Exercised	(309)	39.87
Forfeited	(121)	58.23
Outstanding at March 31, 2025	12,216	60.68	6.9	$186,067
Exercisable at March 31, 2025	7,042	54.04	5.4	137,012
Expected to vest at March 31, 2025	5,174	$69.70	8.9	$49,056

The total intrinsic value of stock options exercised was $12.2 million and $2.8 million during the three months ended March 31, 2025, and 2024, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2025			2024
Risk-free interest rate	4.09%	-	4.52%	4.02%	-	4.35%
Expected term (years)	4.9	-	9.1	4.8	-	5.5
Expected volatility	34.0%	-	37.0%	37.0%	-	38.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2025, and 2024 was $36.4 and $20.90 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the three months ended December 31, 2025 and March 31, 2025, respectively, is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2024	416	$57.05
Granted	5	88.28
Vested	(98)	54.10
Forfeited	(10)	54.10
Outstanding at March 31, 2025	313	$58.56	3.05

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the three months ended December 31, 2024 and March 31, 2025, respectively, is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2024	67	$53.57
Granted	—	—
Vested	(2)	54.10
Forfeited	(12)	54.10
Outstanding at March 31, 2025	53	$53.24	1.64

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans during the three months ended March 31, 2025 and 2024, respectively was as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Stock-based compensation expense	$13,206	$17,260
Net stock-based compensation capitalized into inventory	118	21
Total stock-based compensation cost	$13,324	$17,281

As of March 31, 2025, there was $130.6 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.92 years.

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

The following table provides a summary of our effective income tax rate for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
	2025	2024
Effective income tax rate	27.2%	16.8%

For the three months ended March 31, 2025, the increase in the effective tax rate was due primarily to income before taxes of $103.7 million as compared to a loss of $8.6 million for the three months ended March 31, 2024, and one-time tax adjustments as a percentage of income/(loss) before taxes.

NOTE 15. RESTRUCTURING AND OTHER COSTS

The Company recorded employee termination benefits as a part of the 2024 Synergy Plan. The 2024 Synergy Plan was designed to optimize the organizational structure of Globus by reducing the size of our workforce. Impacted employees were notified during January 2024 and July 2024. Totals include stock-based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, where applicable.

The following table provides a summary of recognized pre-tax costs for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Cost of Sales	$—	$143
Research and Development	96	1,495
Selling, General and Administrative	58	3,183
Restructuring Costs	—	19,141
Total restructuring and other costs	$154	$23,962

The following table provides a summary of activity related to the restructuring program for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Beginning Balance	$2,747	$—
Charges	154	23,962
Cash Payments	(1,525)	(8,503)
Settled non-cash (a)	(154)	(4,821)
March 31, 2025	$1,222	$10,638
(a) Represents share-based compensation settled without cash payments.

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

Amounts reported in the condensed consolidated balance sheet were as follows as of March 31, 2025 and December 31, 2024, respectively, were as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Asset:
Operating lease right-of-use asset	$48,367	$49,647
Finance lease right-of-use asset	463	518
Total leased assets	$48,830	$50,165

Liabilities:
Current:
Operating lease liability	10,622	10,249
Finance lease liability	220	233
Long-term:
Operating lease liability	81,691	83,588
Finance lease liability	257	298
Total lease liabilities	$92,790	$94,368

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Lease expense:
Operating lease expense	$3,570	$5,607
Finance lease expense
Depreciation of right-of-use asset	65	137
Interest expense on lease liabilities	13	8
Total lease expense	$3,648	$5,752

Future minimum lease payments under non-cancellable leases as of March 31, 2025, are as follows:

(In thousands)	Finance Leases	Operating Leases
Remaining 2025	$191	$12,504
2026	193	15,219
2027	97	13,649
2028	26	11,705
2029	6	11,467
Thereafter	—	62,654
Total minimum lease payments	$513	$127,198
Less: amount representing interest	(36)	(34,885)
Present value of obligations under leases	477	92,313
Less: current portion	(220)	(10,622)
Long-term lease obligations	$257	$81,691

The table below summarizes the Company’s supplemental cash flow information and assumptions used for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
(In thousands, except weighted average lease term and discount rate)	2025	2024
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,623	$4,755
Operating cash flows for finance leases	13	8
Financing cash flows for finance leases	57	136
Total cash paid for amounts included in the measurement of lease liabilities	$5,693	$4,899

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$820	$744
Financing leases	$—	$—
Weighted-average remaining lease term
Operating leases	7.5	15.2
Financing leases	2.4	2.6
Weighted-average discount rate
Operating leases	5.3%	8.5%
Financing leases	5.8%	4.6%

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC (“Moskowitz”) filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz filed an appeal to the verdict. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of March 31, 2025.

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Daniel T. Scavilla, Chief Executive Officer, is identified as the CODM who determines resource allocation, investing activities, and performance assessment. The CODM uses revenue, gross profit and operating income to assess financial performance of the segments and make key operating decisions. Our CODM does not evaluate operating segments using asset or liability information.

The Company identified two operating segments, Musculoskeletal Solutions and Enabling Technologies, based on the overall management structure and business strategy. The Company aggregates these operating segments into one reportable segment, based on conclusions reached after considering relevant factors such as economic similarity, customer base, regulatory environment, production processes, nature of services and products provided, and our comprehensive approach to product development and offerings targeting patient needs through procedural-based solutions.

The following table represents total segment revenue, significant segments expenses and other expenses for the three months ended March 31, 2025, and 2024, respectively:

	Three Months Ended
	March 31,
	2025	2024

Net Sales	$598,121	$606,666

Less:
Cost of goods sold	(166,374)	(170,473)
Amortization of inventory fair value step-up (a)	(49)	(53,670)
Depreciation cost of goods sold	(28,973)	(17,342)
Research & development employee related cost	(25,432)	(34,690)
Research & development other (b)	(7,631)	(22,578)
Selling, general & administrative employee related cost	(188,981)	(189,574)
Selling, general & administrative other (c)	(45,624)	(50,020)
Provision for litigation	1,286	31
Acquisition-related costs	(1,057)	(2,418)
Amortization	(28,802)	(29,676)
Other segment expenses (d)	(8,767)	(27,548)

Operating income	97,717	8,708

Interest income (expense)	1,681	(1,894)
FX transactional gain (loss)	4,270	(15,372)

Income before taxes	$103,668	$(8,558)

(a) Amounts primarily related to inventory step up associated with NuVasive Merger
(b) Amounts include In-Process Research & Development and other non-employee related costs
(c) Amounts include non-employee related costs including taxes and fees
(d) Amounts include restructuring expense and credit losses

The following table represents total net sales, net by geographic area, based on the location of the customer for the three months ended March 31, 2025 and 2024, respectively:

	Net Sales
	Three Months Ended
	March 31,
(In thousands)	2025	2024
United States	$483,857	$482,927
International	114,264	123,739
Total	$598,121	$606,666

The following table represents total property and equipment, net by geographic area, based on the location of the customer as of March 31, 2025 and 2024, respectively:

	Property and Equipment, Net
	As of
	March 31,
(In thousands)	2025	2024
United States	$517,702	$523,495
International	38,793	55,392
Total	$556,496	$578,887

NOTE 19. SUBSEQUENT EVENTS

On February 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Nevro Merger Agreement”) with Nevro Corp., a Delaware corporation (“Nevro”), and Palmer Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Palmer Merger Sub”). The Nevro Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Palmer Merger Sub merged with and into Nevro (the “Nevro Merger”), with Nevro surviving the merger as a wholly owned subsidiary of the Company.

Under the Nevro Merger Agreement, at the effective time of the Nevro Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Nevro (“Nevro Common Stock”) issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Nevro Merger Agreement) was cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of Nevro Common Stock. The transaction represented a total equity value of approximately $250 million.

On April 3, 2025, the Nevro Merger closed after the approval of Nevro’s shareholders and regulatory review.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 20, 2025.

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

During the three months ended March 31, 2025, international net sales accounted for approximately 19.1% of our total net sales. We have sold our products and services in approximately 62 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year-ended December 31, 2024.

Results of Operations

We manage our business globally within two operating segments, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance. We have concluded that these operating segments are aggregated into one reportable segment, based on the aggregation criteria.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
United States	$483,857	$482,927	$930	0.2%
International	114,264	123,739	(9,475)	(7.7%)
Total net sales	$598,121	$606,666	$(8,545)	(1.4%)

In the United States, the increase in net sales was $0.9 million, or 0.2%, for the three month period ended March 31, 2025. From a product standpoint, domestic musculoskeletal solutions sales increased by $7.9 million, mainly driven by sales increases in spine products of $8.9 million, offset by a decrease in neuromonitoring solutions products and services of $3.2 million. Domestic enabling technology sales decreased by $7.0 million compared to the prior year, driven by lower unit placement.

International net sales decreased by $9.5 million, or 7.7% for the three month period ended March 31, 2025. From a product standpoint, the decrease was mainly due to musculoskeletal solutions sales of $6.7 million, primarily driven by a decrease in sales of spine products. Regionally, the decline was mainly due to the Europe and Middle East region by $4.6 million, Latin America region by $3.4 million and Asia Pacific region by $1.4 million. International enabling technology sales decreased by $2.8 million compared to the three months ended March 31, 2024, driven by lower unit placement.

Cost of Sales

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Cost of sales (exclusive of amortization of intangibles)	$195,397	$241,487	$(46,090)	(19.1%)
Percentage of net sales	32.7%	39.8%

The $46.1 million or 19.1% decrease in cost of sales was driven primarily by decreased amortization of inventory fair value step-up of $ 53.6 million, a decrease to inventory product costs of $7.6 million and changes in excess and obsolete inventory reserves of $4.2 million, offset by an increase in depreciation of $11.6 million.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Research and development	$33,062	$57,268	$(24,206)	(42.3%)
Percentage of net sales	5.5%	9.4%

The $24.2 million or 42.3% decrease in research and development expenses was primarily driven by a decrease of $12.6 million in acquired intellectual property research and development, a decrease in personnel related expenses of $9.1 million due to a decrease in headcount and a decrease in parts expended in development of $2.5 million.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Selling, general and administrative	$242,799	$248,679	$(5,880)	(2.4%)
Percentage of net sales	40.6%	41.0%

The decrease of $5.9 million or 2.4% in selling, general and administrative expenses was primarily driven by a decrease in consulting and outside service expenses by $7.2 million, offset by an increase in taxes and fees of $2.6 million.

Amortization of Intangibles

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Amortization of intangibles	$28,802	$29,676	$(874)	(2.9%)
Percentage of net sales	4.8%	4.9%

Amortization of intangibles decreased by $0.9 million or 2.9% for the three month period ended March 31, 2025 due to the finalization of re-acquired rights expenses in the current period, as compared to the three month period ended March 31, 2024.

Acquisition-Related Costs

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Acquisition-related costs	$1,057	$2,418	$(1,361)	(56.3%)
Percentage of net sales	0.2%	0.4%

The decrease in acquisition-related costs compared to prior year was due primarily to minimal acquisition-related expenses in the current period compared to the three months ended March 31, 2024.

Restructuring Costs

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Restructuring Costs	$—	$19,141	$(19,141)	(100.0%)
Percentage of net sales	0.0%	3.2%

The decrease in restructuring costs of $19.1 million compared to prior year was due primarily to the 2024 Synergy Plan employee termination benefit expenses for the three months ended March 31, 2024.

Other Income/(Expense), Net

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Other income, net	$6,664	$(16,555)	$23,219	(140.2%)
Percentage of net sales	1.1%	-2.7%

The increase of $23.2 million in other income/(expense), was due primarily to $4.3 million of foreign currency gain in the current period as compared to a $15.4 million loss in the prior period. Additionally, there was an increase in interest income of $3.4 million driven by higher average balances across the company’s marketable securities, cash and cash equivalents in the current period as compared to the three months ended March 31, 2024.

Income Tax Provision/(Benefit)

	Three Months Ended
	March 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Income tax provision/(benefit)	$28,206	$(1,441)	$29,647	(2,057.4%)
Effective income tax rate	27.2%	16.8%

For the three months ended March 31, 2025, the increase in the effective tax rate was due primarily to income before taxes of $103.7 million as compared to a loss of $8.6 million for the three months ended March 31, 2024, and one-time tax adjustments as a percentage of income/(loss) before taxes.

A discussion of our Results of Operations for the three months ended March 31, 2024, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31 2023.” on our Form 10-Q filed on May 7, 2024.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operating activities as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, contingent consideration achievement obligations, potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We may, require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September

2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of March 31, 2025, we have not borrowed under the September 2023 Credit Agreement and we are in compliance with all covenants.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended		2025-2024
	March 31,		Change
(In thousands)	2025	2024	$
Net cash provided by/(used in) operating activities	$177,300	$52,387	$124,913
Net cash provided by/(used in) investing activities	131,385	(46,584)	177,969
Net cash provided by/(used in) financing activities	(635,396)	(115,721)	(519,675)
Effect of foreign exchange rate changes on cash	3,539	(3,312)	6,851
Increase (decrease) in cash and cash equivalents	$(323,172)	$(113,230)	$(209,942)

Cash Provided by Operating Activities

The higher net cash provided by operating activities for the three month period ended March 31, 2025 was primarily the result of higher net income of $82.6 million and favorable changes in accounts receivable of $59 million, partially offset by a decrease in non-cash expense add backs of $10.0 million. This is primarily a result of a decrease in amortization of inventory fair value step-up of $53.7 million and acquisition of in-process research and development of $12.6 million. These were partially offset by a favorable change in deferred income taxes of $45.6 million and an increase in depreciation and amortization of $10.8 million.

Cash Used in Investing Activities

The higher cash provided by investing activities for the three month period ended March 31, 2025, was primarily due to increased inflows from maturities of marketable securities of $58.5 million and increased sales of marketable securities of $113 million.

Cash Used in Financing Activities

The higher net cash used in financing activities for the three month period ended March 31, 2025, was primarily the result of the repayment of the senior convertible notes of $450.0 million and increased repurchases of Class A common stock of $107.1 million, partially offset by decreased payments of business acquisition-related liabilities of $26.6 million.

A discussion of our Cash Flows for the three months ended March 31, 2024, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on May 7, 2024.

Contractual Obligations and Commitments

In connection with the NuVasive Merger, the Company acquired additional obligations and commitments, including, but not limited to (i) contingent consideration arrangements associated with certain historical NuVasive acquisitions, ii) senior convertible notes, and iii) operating lease and finance lease obligations. Refer to the Notes to the condensed consolidated financial statements for further description of contingent consideration arrangements (Notes 6), debt (Note 11), and lease obligations (Note 16).

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

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with the integration of the NuVasive business and our ability to successfully integrate and achieve anticipated synergies with the integration, health epidemics, pandemics and similar outbreaks, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth in this Quarterly Report on Form 10-Q and throughout our Annual Report on Form 10-K for the year ended December 31, 2024, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”, and those discussed in other documents we file with the U.S. Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024 and there have been no significant changes to this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. For example, these inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

Risk factors that could cause our actual results to differ from our expectations and that could negatively impact our business, results of operations and financial condition are discussed in our 2024 Annual Report on Form 10-K filed on February 20, 2025. If any of these risks actually occur, our business, results of operations, financial condition and future growth prospects could be materially and adversely affected. You should carefully read and consider each of these risks, together with all of the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition and future growth prospects, and our stock price.

The following risk factors applicable to the Company as set forth in Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K filed on February 20, 2025, has been added or updated.

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

In April 2025, the U.S. began enacting the imposition of widespread and substantial tariffs on imports, with plans for additional tariffs to potentially be adopted in the future. We are unable to predict what additional actions, if any, may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, which products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by any other countries in retaliation, or the impact, if any, that any such policy changes could have on our business. The potential resultant impact of the imposition of these or any other new or increased tariffs on import markets could have an adverse effect on Globus’ results of operations, cash flow and financial condition.

Risks Relating to the Nevro Merger

Integrating the Nevro business into Globus may be more difficult, costly or time-consuming than expected and Globus may fail to realize the anticipated benefits of the Nevro Merger, which may adversely affect our business results and negatively affect the value of our common stock.

We have incurred and expect to incur non-recurring costs associated with the acquisition of Nevro, as well as transaction fees and other costs related to the Nevro Merger. Such costs include, among others, legal, accounting, investment banking and consulting fees.

The success of the Nevro Merger will depend on, among other things, our ability to realize the anticipated benefits, synergies and efficiencies from integrating the Nevro business into Globus. If we are not able to successfully integrate Nevro’s business into Globus within the anticipated time frame, or at all, the anticipated synergies, efficiencies and other benefits of the Nevro Merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, Globus may incur additional or unexpected costs in order to realize these benefits. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Nevro Merger.

An inability to realize the full extent of the anticipated benefits of the Nevro Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of Globus, which may adversely affect the value of our common stock.

The Company may also incur restructuring and integration costs in connection with the Nevro Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Nevro Merger and the integration of Nevro’s business into Globus. Although Globus expects that the elimination of duplicative costs, strategic benefits and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. While

Globus has assumed that certain expenses would be incurred in connection with the Nevro Merger, there are many factors beyond Globus’s control that could affect the total amount or the timing of the integration and implementation expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

We repurchase shares of the Company’s Class A common stock pursuant to the publicly announced share repurchase program authorized by the Board of Directors in March 2020 and the expansion of the share repurchase plan authorized by the Board of Directors in March 2022. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A common stock.

The following table provides the activity related to share repurchases for the first quarter of 2025.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
January 1, 2025 - January 31, 2025	—	—	—	190,261
February 1, 2025 - February 28, 2025	1,165	81.55	1,165	95,261
March 1, 2025 - March 31, 2025	1,280	74.44	1,280	—
Total	2,445		2,445

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, one of the Company's directors and officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

On March 15, 2025, Keith Pfeil, the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer, modified a trading arrangement for the sale of securities of the Company’s Class A Common that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Pfeil’s Rule 10b5-1 Trading Plan, which had a term ending upon the earlier of March 15 ,2025, or the sale of all shares subject to the plan was extended, to terminate upon the earlier of March 15, 2026, or the sale of all shares subject to the plan, and provides for the sale of up to 165,625 shares of Class A Common pursuant to the terms of the plan.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
2.1

Agreement and Plan of Merger, dated as of February 6, 2025, by and among Nevro Corp., Globus Medical, Inc. and Palmer Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Globus Medical, Inc.’s Current Report on Form 8-K filed February 6, 2025)***

10.1

Voting and Support Agreement, dated as of February 6, 2025, by and among Globus Medical, Inc., Nevro Corp., and other signatories thereto. (incorporated by reference to Exhibit 10.1 to Globus Medical, Inc.’s Current Report on Form 8-K filed February 6, 2025)***

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

GLOBUS MEDICAL, INC.

Dated:	May 8, 2025	/s/ DANIEL T. SCAVILLA

Daniel T. Scavilla
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated:	May 8, 2025	/s/ KEITH PFEIL

Keith Pfeil
Chief Financial Officer and Chief Operating Officer
Chief Accounting Officer
Executive Vice President
(Principal Financial Officer)