Form 10-Q
period 2025-06-30
GLOBUS MEDICAL INC
filed 2025-08-07
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of August 4, 2025 was 135,057,247 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share values)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$229,446	$784,438
Short-term marketable securities	—	105,619
Accounts receivable, net of allowances of $26,607 and $15,505, respectively	611,565	557,697
Inventories	772,131	659,233
Prepaid expenses and other current assets	68,202	49,640
Income taxes receivable	48,558	20,633
Total current assets	1,729,902	2,177,260
Property and equipment, net of accumulated depreciation of $601,753 and $545,786, respectively	587,505	561,909
Operating lease right of use assets	61,587	49,647
Long-term marketable securities	—	66,134
Intangible assets, net	796,372	795,117
Goodwill	1,434,983	1,432,387
Other assets	74,843	75,096
Deferred income taxes	275,897	94,200
Total assets	$4,961,089	$5,251,750

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,099	$75,118
Accrued expenses	281,747	260,591
Operating lease liabilities	13,179	10,249
Income taxes payable	—	10,725
Senior convertible notes	—	443,351
Business acquisition liabilities	18,619	33,739
Deferred revenue	24,020	22,140
Total current liabilities	424,664	855,913
Business acquisition liabilities, net of current portion	86,353	89,496
Operating lease liabilities	107,925	83,588
Deferred income taxes and other tax liabilities	24,402	23,889
Other liabilities	22,062	21,531
Total liabilities	665,406	1,074,417

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 112,620,208 and 114,990,219 shares at June 30, 2025 and December 31, 2024, respectively	113	115
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at June 30, 2025 and December 31, 2024, respectively	22	22
Additional paid-in capital	3,071,652	3,031,244
Accumulated other comprehensive income/(loss)	10,239	(6,861)
Retained earnings	1,213,657	1,152,813
Total equity	4,295,683	4,177,333
Total liabilities and equity	$4,961,089	$5,251,750

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$745,342	$629,691	$1,343,463	$1,236,357

Cost of Sales and Operating expenses:
Cost of sales (exclusive of amortization of intangibles)	248,765	260,040	444,162	501,527
Research and development	39,954	37,698	73,016	94,966
Selling, general and administrative	303,622	239,454	546,421	488,133
Amortization of intangibles	30,189	29,709	58,991	59,385
Acquisition-related costs	33,156	13,734	34,213	16,152
Restructuring costs	13,547	(566)	13,547	18,575

Operating income/(loss)	76,109	49,622	173,113	57,619

Other income/(expense), net
Interest income/(expense), net	693	(2,335)	2,374	(4,229)
Foreign currency transaction gain/(loss)	38	(703)	4,308	(16,074)
Bargain purchase gain	110,561	—	110,561	—
Other income/(expense)	772	997	1,485	1,707
Total other income/(expense), net	112,064	(2,041)	118,728	(18,596)

Income/(loss) before income taxes	188,173	47,581	291,841	39,023
Income tax provision/(benefit)	(14,673)	15,821	13,533	14,380

Net income/(loss)	$202,846	$31,760	$278,308	$24,643

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	2	492	317	871
Foreign currency translation gain/(loss)	12,404	(1,298)	16,783	(2,530)
Total other comprehensive income/(loss), net of tax	12,406	(806)	17,100	(1,659)
Comprehensive income/(loss)	$215,252	$30,954	$295,408	$22,984

Earnings per share:
Basic	$1.50	$0.23	$2.05	$0.18
Diluted	$1.49	$0.23	$2.01	$0.18
Weighted average shares outstanding:
Basic	135,205	135,195	135,981	135,276
Diluted	136,499	136,979	138,137	136,836

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333
Stock-based compensation	—	—	—	—	13,324	—	—	13,324
Grant of contingent restricted stock units	—	—	—	—	429	—	—	429
Exercise of stock options	309	—	—	—	11,223	—	—	11,223
Issuance of Class A common stock under employee and director equity option plans, net	72	—	—	—	(2,293)	—	—	(2,293)
Comprehensive income/(loss)	—	—	—	—	—	4,694	75,462	80,156
Repurchase and retirement of common stock	(2,445)	(2)	—	—	—	—	(192,102)	(192,104)
Balance at March 31, 2025	112,926	$113	22,430	$22	$3,053,927	$(2,167)	$1,036,173	$4,088,068
Stock-based compensation	—	$—	—	$—	$13,154	$—	$—	$13,154
Grant of contingent restricted stock units	—	—	—	—	249	—	—	249
Exercise of stock options	77	—	—	—	4,697	—	—	4,697
Issuance of Class A common stock under employee and director equity option plans, net	28	—	—	—	(375)	—	—	(375)
Comprehensive income/(loss)	—	—	—	—	—	12,406	202,846	215,252
Repurchase and retirement of common stock	(411)	—	—	—	—	—	(25,362)	(25,362)
Balance at June 30, 2025	112,620	$113	22,430	$22	$3,071,652	$10,239	$1,213,657	$4,295,683

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
Stock-based compensation	—	—	—	—	17,281	—	—	17,281
Grant of contingent restricted stock units	—	—	—	—	336	—	—	336
Exercise of stock options	112	—	—	—	3,413	—	—	3,413
Issuance of Class A common stock under employee and director equity option plans, net	205	—	—	—	(5,343)	—	—	(5,343)
Comprehensive income/(loss)	—	—	—	—	—	(853)	(7,117)	(7,970)
Repurchase and retirement of common stock	(1,597)	(1)	—	—	—	—	(83,314)	(83,315)
Balance at March 31, 2024	112,626	$113	22,430	$22	$2,886,436	$(11,045)	$1,046,835	$3,922,361
Stock-based compensation	—	—	—	—	12,844	—	—	12,844
Grant of contingent restricted stock units	—	—	—	—	181	—	—	181
Exercise of stock options	329	—	—	—	14,239	—	—	14,239
Issuance of Class A common stock under employee and director equity option plans, net	3	—	—	—	(91)	—	—	(91)
Comprehensive income/(loss)	—	—	—	—	—	(806)	31,760	30,954
Repurchase and retirement of common stock	(30)	—	—	—	—	—	(4,123)	(4,123)
Balance at June 30, 2024	112,928	$113	22,430	$22	$2,913,609	$(11,851)	$1,074,472	$3,976,365

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$278,308	$24,643
Adjustments to reconcile net income to net cash provided by operating activities:
Bargain purchase gain	(110,561)	—
Acquired in-process research and development	—	12,613
Depreciation and amortization	136,705	118,849
Amortization of premiums on marketable securities	(421)	(14)
Provision for excess and obsolete inventory	10,933	10,498
Amortization of inventory fair value step-up	6,015	107,341
Amortization of 2025 Notes fair value step-up	6,658	13,315
Stock-based compensation expense	26,823	30,073
Allowance for expected credit losses	4,554	11,481
Change in fair value of business acquisition liabilities	5,389	12,739
Change in deferred income taxes	(41,236)	(65,275)
(Gain)/loss on disposal of assets, net	6,131	464
Payment of business acquisition-related liabilities	(15,764)	(16,965)
Net (gain)/loss from foreign currency adjustment	(11,342)	6,558
(Increase) decrease in:
Accounts receivable	20,395	(124,206)
Inventories	(11,722)	(22,855)
Prepaid expenses and other assets	852	(2,001)
Increase (decrease) in:
Accounts payable	(4,085)	11,561
Accrued expenses and other liabilities	(13,841)	(28,951)
Income taxes payable/receivable	(38,626)	6,777
Net cash provided by/(used in) operating activities	255,165	106,645
Cash flows from investing activities:
Purchases of marketable securities	(1,750)	(12,174)
Maturities of marketable securities	58,630	21,709
Sales of marketable securities	115,608	7,404
Purchases of property and equipment	(82,665)	(56,366)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(252,546)	(17,535)
Acquisition of intangible assets	(5,000)	—
Proceeds from credit facility	20,000	—
Repayment of borrowings from credit facility	(20,000)	—
Net cash provided by/(used in) investing activities	(167,723)	(56,962)
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(7,864)	(33,921)
Net proceeds from exercise of stock options	15,920	17,651
Payments related to tax withholdings for share-based compensation	(2,953)	(5,955)
Repurchase of common stock	(215,451)	(84,787)
Repayment of senior convertible notes	(449,985)	—
Net cash provided by/(used in) financing activities	(660,333)	(107,012)
Effect of foreign exchange rates on cash	17,899	461
Net increase/(decrease) in cash and cash equivalents	(554,992)	(56,868)
Cash and cash equivalents at beginning of period	784,438	467,292
Cash and cash equivalents at end of period	$229,446	$410,424

Supplemental disclosures of cash flow information:
Income taxes paid, net	$93,226	$71,586
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$13,454	$9,508

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

(b) Nevro Merger

As previously announced, on February 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Nevro Merger Agreement”) with Nevro Corp., (“Nevro”) and Palmer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Palmer Merger Sub”). On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro (the “Nevro Merger”), with Nevro surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of Nevro Common Stock, without interest and subject to any applicable withholding taxes. Refer to Note 3, Asset Acquisitions and Business Combinations for further information.

Globus was deemed to be the accounting acquirer of Nevro for accounting purposes under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, prior periods within these condensed consolidated financial statements may not be comparable.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of June 30, 2025, and results of operations for the three and six months ended June 30, 2025. The results of operations for any interim period may not be indicative of results for the full year.

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

The changes to contract liabilities related to deferred revenue are as follows:

Six Months Ended
June 30,
(In thousands)	2025
Beginning contract liabilities	$31,809
Revenue recognized from contract liabilities	(16,513)
Advance consideration received during the period	19,011
Ending contract liabilities	$34,307

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities, and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, securities of government, federal agency, and other sovereign obligations. As of June 30, 2025, we have no marketable securities outstanding. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that does not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

Intangible assets consist of purchased developed technology, trade names, customer relationships, in-process research and development (“IPR&D”), supplier network, patents, re-acquired rights, and non-compete agreements. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 21 years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.

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

During the three and six months ended June 30, 2025, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

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

We assumed equity-classified awards for certain NuVasive RSUs, and performance restricted stock units (“PRSUs”), as part of the NuVasive Merger (as defined below). These RSUs and PRSUs are measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five-year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

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

(m) Acquisition-Related Costs

The Company incurs certain costs related to acquisition, which include severance, investment banking fees, legal fees, consulting fees, leasehold exit costs, costs related to the Nevro Merger, third-party acquisition costs and contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on the assessment of the likelihood that the contingent milestones will be achieved resulting in payment. If an accrual for contingent consideration decreases based upon the assessment during a particular period, it results in a reduction of costs during such period, which the Company records as a benefit.

(n) Restructuring Costs

Restructuring costs represent costs associated with the Company’s 2024 Synergy Plan and 2025 Strategic Integration Plan. These plans were designed to optimize the organizational structure, merge synergies and leverage the strength of both commercial organizations. As a result of aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives, the Company also recorded employee separation charge and one-time termination benefits.

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

(p) Recently Issued Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update amends the effective date of Update 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. Additionally, in December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision-making utility of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. The Company will adopt ASU No. 2023-09 in our Annual Report on Form 10-K for the year ending December 31, 2025.

(q) Recently Adopted Accounting Pronouncements

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The Company adopted ASU No. 2023-07 as of January 1, 2024 and the amendment was applied retrospectively. See Note 18 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

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

During the first quarter of 2024, the Company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASC 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million of contingent consideration which is payable upon meeting the Good Manufacturing Process milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. As of June 30, 2025, the milestones have not been met and as such, contingent consideration has not been recorded in this asset acquisition.

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

Nevro Merger

As previously announced, on February 6, 2025, the Company entered into the Merger Agreement with Nevro and Palmer Merger Sub. On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro, with Nevro surviving as a wholly owned subsidiary of the Company. At the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was converted into cash in an amount equal to $5.85 per share of Nevro Common stock.

As part of the Nevro Merger, the Company cash settled equity awards for all outstanding Nevro RSUs and performance stock units (“PSUs”) in accordance with the terms of the Merger Agreement. Of the total consideration for the cash settled equity awards, $9.5 million was allocated to the purchase price and $15.1 million was deemed compensatory as it was attributable to post acquisition vesting and was expensed on the acquisition date due to cash settlement.

Concurrently with the Nevro Merger, the Nevro Braidwell Term Loans and Braidwell Warrants were paid off, with Globus funding $18.5 million of this repayment, which we have determined to be included within the aggregate consideration.

The aggregate consideration in connection with the closing of the Merger was as follows:

(In thousands, except share and per share values)
Nevro shares outstanding as of April 3, 2025	38,383
Price paid per share	$5.85
Total consideration paid for outstanding Nevro Common stock	$224,538
Repayment of Braidwell Term Loans, Warrants, and other Nevro transaction costs	18,515
Fair value of cash settled equity awards	9,493
Total purchase price	$252,546

We accounted for the Nevro Merger using the acquisition method of accounting, which requires Nevro’s assets and liabilities to be recorded on our balance sheet at fair value as of the acquisition date. We will complete a final determination of the fair value of certain assets and liabilities within the one-year measurement period from the date of the acquisition as required by FASB ASC Topic 805, “Business Combinations”. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations, and assumptions that are subject to change as the Company obtains additional information during the measurement period. The following table summarizes the preliminary purchase price allocation for the Nevro Merger as of April 3, 2025:

(In thousands)	Preliminary Purchase Price Allocation as of April 3, 2025
Current assets (excluding accounts receivable and inventories)	$10,328
Accounts receivable	70,754
Inventories	115,416
Property and equipment	29,051
Operating lease right of use assets	12,269
Intangible assets	53,600
Other long-term assets	4,223
Deferred income taxes	141,510
Total Assets	$437,150

Current Liabilities (excluding operating lease liabilities)	$46,880
Operating lease liabilities, including current portion	27,163
Total liabilities	$74,043

Fair value of acquired identifiable assets and liabilities	$363,107
Less: Purchase price	$252,546
Bargain purchase gain	$110,561

The excess fair value of the net assets acquired over the purchase price resulted in the recognition of a bargain purchase gain and was recorded in the bargain purchase gain on the condensed consolidated statements of operations and comprehensive income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. The majority of the bargain purchase gain is non-taxable for tax purposes. During the three months ended June 30, 2025, total transaction costs incurred in connection with the Nevro Merger were $28.8 million. These transaction costs were recognized as acquisition related costs in the condensed consolidated statements of operations and comprehensive income.

Details of our valuation methodology and significant inputs for fair value measurements are included below. The fair value measurements for property and equipment and intangible assets are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The preliminary fair value of work-in-process and finished goods inventory utilizes a sales comparison approach which estimates the selling price of the inventory in completed condition less costs of disposal and a reasonable profit allowance for the selling effort.

The preliminary fair value of property and equipment utilizes a combination of the cost approach, income approach, and sales comparison approach less amounts for capitalized research and development costs existing on Nevro’s closing balance sheet.

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

These estimates and assumptions are subject to change within the measurement period, which is up to 12 months after the acquisition date. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary component of the purchase price that is not yet finalized is related to income taxes and the recognition of deferred tax assets.

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of Nevro’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of
(In thousands)	June 30, 2025	Useful Life
Developed Technology	$36,500	8
Customer Relationships	8,800	10
Tradenames	8,300	15

Nevro’s results have been included in the Company’s financial statements for the period subsequent to the date of the acquisition on April 3, 2025. Nevro contributed revenues and net loss of $94.6 million and $50.0 million, respectively, for the period from April 3, 2025, to June 30, 2025.

NOTE 4. NET SALES

The following table represents net sales by product category for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Musculoskeletal Solutions	$710,182	$592,913	$1,286,115	$1,167,610
Enabling Technologies	35,160	36,778	57,348	68,747
Total net sales	$745,342	$629,691	$1,343,463	$1,236,357

NOTE 5. MARKETABLE SECURITIES

As of June 30, 2025, the Company had no holdings of short-term or long-term marketable securities. The composition of our short-term and long-term marketable securities as of December 31, 2024 was as follows:

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

NOTE 6. FAIR VALUE MEASUREMENTS

The following table represents the fair value of assets and liabilities, as of June 30, 2025 and December 31, 2024, respectively, including the following:

(In thousands)	Balance at June 30, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,085	$34,085	$—	$—
Liabilities:
Business acquisition liabilities	104,972	—	—	104,972

(In thousands)	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$496,676	$423,977	$72,699	$—
Municipal bonds	15,498	—	15,498	—
Corporate debt securities	54,806	—	54,806	—
Commercial paper	36,530	—	36,530
Asset-backed securities	19,621	—	19,621	—
Government, federal agency, and other sovereign obligations	45,298	—	45,298	—
2025 Hedge	22	—	22	—
Liabilities:
Senior Convertible Notes due 2025	443,003	443,003	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	22	—	22	—
Business acquisition liabilities	123,235	—	—	123,235

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	1.8%	-	5.8%	2.7%
Revenue volatility	14.0%	-	15.8%	14.2%
Discount rate	5.1%	-	8.5%	5.5%
Projected year of payment	2025	-	2034

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and six months ended June 30, 2025 and 2024, respectively, included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$118,055	$111,310	$123,235	$139,358
Purchase price contingent consideration	—	1,923	—	21,066
Changes resulting from foreign currency fluctuations	(252)	3	(252)	246
Contingent cash payments	(17,725)	(4,296)	(23,628)	(50,886)
Contingent RSU grants	(249)	(181)	(677)	(517)
Changes in fair value of business acquisition liabilities	5,222	12,898	5,389	12,739
Contractual payable reclassification	(79)	(325)	905	(674)
Ending balance	$104,972	$121,332	$104,972	$121,332

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
(In thousands)	2025	2024
Raw materials	$153,311	$121,984
Work in process	60,448	45,775
Finished goods	558,372	491,474
Total inventories	$772,131	$659,233

As part of the Nevro Merger, a step up in the value of inventory of $17.9 million was recorded, which was composed of $2.7 million for work in process and $15.2 million for finished goods. The amortization of the inventory step up recorded in product cost of sales was $6.0 million for the three months ended June 30, 2025. As of June 30, 2025, the total remaining balance of inventory step up was $11.9 million.

During the three months ended June 30, 2025 and 2024, net adjustments to cost of sales related to excess and obsolete inventory were $5.0 million and $6.6 million, respectively. The net adjustments for the three months ended June 30, 2025 and 2024 reflect a combination of additional expense for excess and obsolete related provisions ($9.5 million and $8.6 million, respectively) offset by sales and disposals ($4.5 million and $2.0 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the six months ended June 30, 2025 and 2024, net adjustments to cost of sales related to excess and obsolete inventory were $10.9 million and $10.5 million, respectively. The net adjustments for the six months ended June 30, 2025 and 2024 reflect a combination of additional expense for excess and obsolete related provisions ($19.6 million and $13.8 million, respectively) offset by sales and disposals ($8.7 million and $3.3 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following as of June 30, 2025 and December 31, 2024, respectively:

	Useful	June 30,	December 31,
(In thousands)	Life	2025	2024
Land	—	$9,765	$9,731
Buildings and improvements	31.5	119,793	100,128
Equipment	5-15	234,958	215,100
Instruments, modules, and cases	5	764,645	741,125
Other property and equipment	3-5	60,097	41,611
		1,189,258	1,107,695
Less: accumulated depreciation and amortization		(601,753)	(545,786)
Total		$587,505	$561,909

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows during the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Depreciation	$40,442	$33,880	$77,713	$59,464

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2024 and the six months ended June 30, 2025, respectively, included the following:

(In thousands)
December 31, 2023	$1,434,540
Additions and adjustments	(550)
Foreign exchange	(1,603)
December 31, 2024	1,432,387
Foreign exchange	2,596
June 30, 2025	$1,434,983

Intangible assets as of June 30, 2025 included the following:

		June 30, 2025
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$365,812	$(103,998)	$261,814
Developed technology	8.0	720,569	(203,972)	516,597
Patents	14.1	14,560	(5,825)	8,735
Trade Names	15.3	9,834	(608)	9,226
Total intangible assets		$1,110,775	$(314,403)	$796,372

Intangible assets as of December 31, 2024 included the following:

		December 31, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.6	$354,192	$(87,725)	$266,467
Developed technology	8.0	681,477	(157,889)	523,588
Patents	16.1	9,023	(5,057)	3,966
Trade Names	16.7	1,535	(439)	1,096
Total intangible assets		$1,046,227	$(251,110)	$795,117

The following table summarizes amortization of intangible assets for future periods as of June 30, 2025:

(In thousands)	Annual Amortization
2025	$58,565
2026	115,256
2027	114,145
2028	110,648
Thereafter	397,758
Total	$796,372

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of June 30, 2025 and December 31, 2024, respectively, included the following:

	June 30,	December 31,
(In thousands)	2025	2024
Compensation and other employee-related costs	$155,737	$151,819
Legal and other settlements and expenses	7,689	6,746
Accrued non-income taxes	38,860	34,088
Royalties	9,065	10,612
Rebates	38,199	33,105
Other	32,197	24,221
Total accrued expenses	$281,747	$260,591

NOTE 11. DEBT

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate (as defined in the September 2023 Credit Agreement) and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of June 30, 2025, we have no outstanding borrowings under the September 2023 Credit Agreement and we were in compliance with all covenants.

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

On March 15, 2025, the $450.0 million in remaining aggregate principal amount of the 2025 Notes was paid off, net of an immaterial number of converted units that were settled in cash. There were no Convertible Senior Notes as of June 30, 2025.

There was no interest expense and $7.1 million of interest expense recognized on the 2025 Notes for the three months ended June 30, 2025 and 2024 respectively. During the six months ended June 30, 2025 and 2024, interest expense recognized on the 2025 Notes was $6.9 million and $14.2 million respectively.

2025 Warrants

On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated warrant transactions (“2025 Warrants”), pursuant to which NuVasive sold warrants to such dealers for its own common stock in connection with the initial sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the warrants are exercisable into the Company’s Class A Common (as defined below) in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Warrants. Subject to the amended 2025 Warrants, the holders of the 2025 Warrants were entitled to purchase up to 3,617,955 shares of the Company’s common stock at a strike price of $170.45, of which, 3,075,210 shares are still outstanding. The 2025 Warrants will expire on various dates from July 2025 through October 2025 and may be settled in net shares or cash, at the Company’s election.

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

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. On May 15, 2025, the share repurchase program was expanded by authorizing the Company to repurchase an additional $500.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company repurchased 0.4 million and 2.8 million shares under this program at an average price of $60.81 and $75.45, respectively, for a total of $25.0 million and $215.4 million during the three and six months ended June 30, 2025.

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

Common Stock

Our amended and restated Certificate of Incorporation provides for a total of 775,000,000 authorized shares of common stock. Of the authorized number of shares of common stock, 500,000,000 shares are designated as Class A Common, and 275,000,000 shares are designated as the Company’s Class B common stock (“Class B Common”).

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended June 30, 2025 and 2024, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)
Other comprehensive income/(loss) before reclassifications	315	16,783	17,098
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	2	—	2
Other comprehensive income/(loss), net of tax	317	16,783	17,100
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2025	$—	$10,239	$10,239

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)
Other comprehensive income/(loss) before reclassifications	1,133	(2,530)	(1,397)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(262)	—	(262)
Other comprehensive income/(loss), net of tax	871	(2,530)	(1,659)
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2024	$(991)	$(10,860)	$(11,851)

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six month ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income/(loss) for basic	$202,846	$31,760	$278,308	$24,643

Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	135,205	135,195	135,981	135,276
Dilutive stock options, RSUs, and PRSUs	1,294	1,784	2,156	1,559
Weighted average shares outstanding for diluted	136,499	136,979	138,137	136,836
Earnings per share:
Basic	$1.50	$0.23	$2.05	$0.18
Diluted	$1.49	$0.23	$2.01	$0.18

Anti-dilutive stock options and RSUs excluded from the calculation	6,803	7,809	4,926	7,635
Anti-dilutive warrants excluded from the calculation	3,075	3,618	3,075	7,236
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	—	3,618	—	7,236
Total	$9,878	$15,045	$8,001	$22,107

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

The 2021 Plan was approved by our Board in March 2021 and by our stockholders in June 2021. Under the 2021 Plan, as amended to date, the aggregate number of shares of Class A Common that are able to be issued subject to options and other awards is equal to the sum of (i) 11,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 11,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market.

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

As of June 30, 2025, pursuant to the 2021 Plan, the NuVasive 2014 Plan and the Ellipse 2015 Plan (collectively, the “Plans”), there were 12,906,283 shares, 154,281 shares and 335,560 shares, respectively, of Class A Common reserved and 4,540,046 shares, no shares and 309,345 shares, respectively, of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024.

Stock Options

Stock option activity during the six months ended June 30, 2025 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2024	10,959	55.47
Granted	1,898	87.99
Exercised	(386)	41.41
Forfeited	(320)	63.58
Outstanding at June 30, 2025	12,151	60.75	6.7	$66,325
Exercisable at June 30, 2025	7,323	54.43	5.3	55,131
Expected to vest at June 30, 2025	4,829	$70.34	8.8	$11,194

The total intrinsic value of stock options exercised was $1.2 million and $7.1 million during the three months ended June 30, 2025 and 2024, respectively. The total intrinsic value of stock options exercised was $13.5 million and $9.9 million during the six months ended June 30, 2025 and 2024, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2025			2024
Risk-free interest rate	4.03%	-	4.52%	4.02%	-	4.74%
Expected term (years)	4.9	-	9.1	4.7	-	5.5
Expected volatility	34.0%	-	37.0%	37.0%	-	38.9%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended June 30, 2025, and 2024 was $29.45 and $21.47 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2025, and 2024 was $35.65 and $21.15 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the six months ended June 30, 2025 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2024	416	$57.05
Granted	8	80.10
Vested	(114)	54.10
Forfeited	(14)	54.10
Outstanding at June 30, 2025	296	$58.98	2.97

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the six months ended June 30, 2025 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2024	67	$53.57
Granted	3	87.18
Vested	(20)	53.54
Forfeited	(23)	54.10
Outstanding at June 30, 2025	27	$56.36	1.74

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans during the three and six months ended June 30, 2025 and 2024, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Stock-based compensation expense	$13,617	$12,813	$26,823	$30,073
Stock-based compensation expense classified in Acquisition-Related Costs	27,192	—	27,192	—
Net stock-based compensation capitalized into inventory	(226)	31	(345)	53
Total stock-based compensation cost	$40,583	$12,844	$53,670	$30,126

As of June 30, 2025, there was $118.5 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.77 years.

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

The following table provides a summary of our effective income tax rate for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Effective income tax rate	(7.8%)	33.2%	4.6%	36.9%

For the three and six months ended June 30, 2025, the decrease in the effective tax rate was due primarily to the state valuation allowance release of $34.8 million and the impact of the non-taxable bargain purchase gain of $110.6 million, with no comparable events in the prior year.

NOTE 15. RESTRUCTURING AND OTHER COSTS

The Company recorded employee termination benefits as a part of the 2024 Synergy Plan and 2025 Strategic Integration Plan.

The 2024 Synergy Plan was designed to optimize the organizational structure of Globus by reducing the size of our workforce. Impacted employees were notified during the first and third quarters of 2024 and the second quarter of 2025.

The 2025 Strategic Integration Plan was implemented to streamline operations. Impacted employees were notified during the second quarter of 2025.

Totals include stock-based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, where applicable.

The 2024 Synergy Plan

The following table provides a summary of the recognized pre-tax costs for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Cost of Sales	$—	$—	$—	$143
Research and Development	211	25	307	1,520
Selling, General and Administrative	149	53	207	3,236
Restructuring Costs	3,059	(566)	3,059	18,575
Total restructuring and other costs	$3,419	$(488)	$3,573	$23,474

The following table provides a summary of activity related to the restructuring program for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$1,222	$10,638	$2,747	$—
Charges	3,419	(488)	3,573	23,474
Cash Payments	(1,747)	(1,142)	(3,272)	(9,645)
Settled non-cash (a)	(360)	(78)	(514)	(4,899)
Ending Balance	$2,534	$8,930	$2,534	$8,930
(a) Represents share-based compensation settled without cash payments.

The 2025 Strategic Integration Plan

There was no stock-based compensation expense included below. The following table provides a summary of the recognized pre-tax costs for the three months ended June 30, 2025:

Three Months Ended
(In thousands)	June 30, 2025
Restructuring Costs	$10,489

The following table provides a summary of activity related to the restructuring program for the three months ended June 30, 2025:

Three Months Ended
(In thousands)	June 30, 2025
Beginning Balance	$—
Charges	10,489
Foreign currency impact	12
Ending Balance	$10,501

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

Amounts reported in the condensed consolidated balance sheet were as follows as of June 30, 2025 and December 31, 2024, respectively, were as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Asset:
Operating lease right-of-use asset	$61,587	$49,647
Finance lease right-of-use asset	295	518
Total leased assets	$61,882	$50,165

Liabilities:
Current:
Operating lease liability	13,179	10,249
Finance lease liability	132	233
Long-term:
Operating lease liability	107,925	83,588
Finance lease liability	173	298
Total lease liabilities	$121,409	$94,368

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Lease expense:
Operating lease expense	$5,017	$6,593	$8,516	$12,200
Finance lease expense
Depreciation of right-of-use asset	42	165	111	348
Interest expense on lease liabilities	4	27	12	56
Total lease expense	$5,063	$6,785	$8,639	$12,604

Future minimum lease payments under non-cancellable leases as of June 30, 2025, are as follows:

(In thousands)	Finance Leases	Operating Leases
2025	$86	$9,903
2026	113	22,118
2027	69	20,477
2028	51	18,136
2029	14	17,697
Thereafter	—	75,789
Total minimum lease payments	$332	$164,120
Less: amount representing interest	(27)	(43,016)
Present value of obligations under leases	305	121,104
Less: current portion	(132)	(13,179)
Long-term lease obligations	$173	$107,925

The table below summarizes the Company’s supplemental cash flow information and assumptions used for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended
	June 30,
(In thousands, except weighted average lease term and discount rate)	2025	2024
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$10,926	$9,785
Operating cash flows for finance leases	12	668
Financing cash flows for finance leases	139	611
Total cash paid for amounts included in the measurement of lease liabilities	$11,077	$11,064

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$16,984	$1,507
Financing leases	$81	$—
Weighted-average remaining lease term
Operating leases	8.1	9.1
Financing leases	2.8	2.4
Weighted-average discount rate
Operating leases	7.5%	5.3%
Financing leases	5.7%	5.0%

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC (“Moskowitz”) filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz filed an appeal to the verdict. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of June 30, 2025.

Pimenta Litigation

On April 2, 2018, Dr. Luiz Pimenta filed suit against NuVasive in the Superior Court of California, County of San Diego for breach of contract alleging NuVasive improperly terminated the Clinical Advisor Agreement (the “Agreement”) between the parties. Dr. Pimenta seeks monetary damages in the form of unpaid royalties relating to a number of NuVasive products. The Company believes it has substantial legal defenses and intends to vigorously defend against these claims. On September 13, 2022, NuVasive filed cross-claims against Dr. Pimenta for breach of contract alleging that Dr. Pimenta improperly provided inventions to Alphatec Holdings, Inc., a competitor of NuVasive, without granting NuVasive the right of first negotiation under the Agreement. NuVasive is seeking monetary damages in the form of lost profits related to the undisclosed inventions. The trial is scheduled for on or after August 8, 2025. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of June 30, 2025.

Warranty Obligations

With the Nevro Merger, the Company acquired warranty obligations that provide a limited one- to five-year warranty and warrants that its products will operate substantially in conformity with product specifications. The Company records an estimate for the provision for warranty claims in cost of revenue when the related revenues are recognized. This estimate is based on historical and anticipated rates of warranty claims, the cost per claim and the number of units sold. The Company regularly assesses the adequacy of its recorded warranty obligations and adjusts the amounts as necessary. Activities related to warranty obligations were as follows (in thousands) for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$—	$—	$—	$—
Acquired in Nevro Merger	3,083	—	3,083	—
Provision for Warranty	912	—	912	—
Utilization	(974)	—	(974)	—
Ending Balance	$3,021	$—	$3,021	$—

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Daniel T. Scavilla, Chief Executive Officer, is identified as the CODM who determines resource allocation, investing activities, and performance assessment as of June 30, 2025. Refer to Note 19, Subsequent Events for an update on leadership structure after June 30, 2025. The CODM uses revenue, gross profit and operating income to assess financial performance of the segments and make key operating decisions. Our CODM does not evaluate operating segments using asset or liability information.

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

The following table represents total segment revenue, significant segments expenses and other expenses for the three and six months ended June 30, 2025, and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net sales	$745,342	$629,691	$1,343,463	$1,236,357

Cost of Sales and Operating expenses:
Cost of sales	(213,162)	(180,172)	(379,538)	(350,646)
Amortization of inventory fair value step-up (a)	(5,967)	(53,670)	(6,016)	(107,341)
Depreciation related to cost of sales	(29,636)	(26,198)	(58,609)	(43,540)
Research and development employee-related cost	(30,101)	(29,872)	(55,533)	(64,562)
Research and development other (b)	(9,852)	(7,826)	(17,483)	(30,404)
Selling, general and administrative employee-related cost	(237,372)	(186,608)	(426,353)	(376,182)
Selling, general and administrative other (c)	(59,258)	(35,748)	(104,881)	(85,768)
Provision for litigation	2,621	(1,335)	3,908	(1,304)
Acquisition-related costs	(33,155)	(13,733)	(34,213)	(16,152)
Amortization of intangibles	(30,189)	(29,709)	(58,991)	(59,385)
Other segment expenses (d)	(22,390)	(14,201)	(31,156)	(41,747)

Operating income/(Loss)	76,881	50,619	174,598	59,326

Interest income/ (expense), net	693	(2,335)	2,374	(4,229)
Foreign currency transactional gain/(loss)	38	(703)	4,308	(16,074)
Bargain purchase gain	110,561	—	110,561	—

Income/(loss) before income taxes	$188,173	$47,581	$291,841	$39,023
(a) Amounts primarily related to inventory step up associated with the NuVasive and Nevro Mergers
(b) Amounts include In-Process Research & Development and other non-employee related costs
(c) Amounts include non-employee related costs including taxes and fees
(d) Amounts primarily include restructuring expense and credit losses

The following table represents total net sales, net by geographic area, based on the location of the customer for the three and six months ended June 30, 2025 and 2024, respectively:

	Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
United States	$600,784	$499,459	$1,084,641	$982,386
International	144,558	130,232	258,822	253,971
Total	$745,342	$629,691	$1,343,463	$1,236,357

The following table represents total property and equipment, net by geographic area, based on the location of the customer as of June 30, 2025 and December 31, 2024, respectively:

	Property and Equipment, Net
	As of
	June 30,	December 31,
(In thousands)	2025	2024
United States	$527,890	$523,002
International	59,615	44,716
Total	$587,505	$567,718

NOTE 19. SUBSEQUENT EVENTS

One Big Beautiful Bill Act

On July 4, 2025, the President of the United States of America signed into law the One Big Beautiful Bill Act (“OBBBA”), which includes significant changes to U.S. federal income tax law. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

Leadership Structure

On July 18, 2025, Daniel T. Scavilla notified the Chairman of the Board of Directors (the “Board”) of the Company of his resignation from the Board and from his positions as President and Chief Executive Officer of the Company, in each case effective July 18, 2025. On July 21, 2025, the Company issued a press release announcing Keith Pfeil’s appointment as a member of the Board, President and Chief Executive Officer, and Kyle Kline’s appointment as Chief Financial Officer, in each case effective July 18, 2025. Keith Pfeil assumed the role of the CODM effective as of July 18, 2025.

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

Nevro Merger

As previously announced, on February 6, 2025, the Company entered into the Nevro Merger Agreement with Nevro and Palmer Merger Sub Inc, a wholly owned subsidiary of the Company (“Palmer Merger Sub”). On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro (the “Nevro Merger”), with Nevro surviving as a wholly owned subsidiary of the Company. At the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was converted into cash in an amount equal to $5.85 per share of Nevro Common stock.

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

Musculoskeletal Solutions

Our Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, unique surgical instruments, spinal cord stimulation treatment therapy, and neuromonitoring services, used in an expansive range of spinal, orthopedic and neurosurgical procedures. Musculoskeletal disorders are a leading driver of healthcare costs worldwide. Disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative and congenital conditions, deformity, tumors and traumatic injuries. Treatment alternatives for musculoskeletal disorders range from non-operative conservative therapies to surgical interventions depending on the pathology. Conservative therapies include bed rest, medication, casting, bracing, and physical therapy. When conservative therapies are not indicated, or fail to provide adequate quality of life improvements, surgical interventions may be used. Surgical treatments for musculoskeletal disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of hardware but may include biologics. Our spinal cord stimulation treatment therapy uses neuromodulation technology delivered by an implantable device that delivers electrical impulses to treat chronic pain. Our neuromonitoring services use proprietary software-driven nerve detection and avoidance technology and include intraoperative neuromonitoring (“IONM”) services to aid spine surgery.

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

During the six months ended June 30, 2025, international net sales accounted for approximately 19.2% of our total net sales. We have sold our products and services in approximately 62 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
United States	$600,784	$499,459	$101,325	20.3%
International	144,558	130,232	14,326	11.0%
Total net sales	$745,342	$629,691	$115,651	18.4%

In the United States, the increase in net sales was $101.3 million, or 20.3%, for the three month period ended June 30, 2025. From a product standpoint, domestic musculoskeletal solutions sales increased by $101.3 million, primarily driven by Nevro sales of $82.1 million, and musculoskeletal solutions sales increased by $23.4 million, offset by a decrease in neuromonitoring solutions products and services of $2.4 million. Domestic enabling technology sales decreased by $2.8 million compared to the prior year, driven by lower unit placement.

International net sales increased by $14.3 million, or 11.0% for the three month period ended June 30, 2025. From a product standpoint, the increase was primarily driven by Nevro sales of $12.5 million and an increase in musculoskeletal solutions spine product sales of $4.6 million. From a geographic standpoint, the Europe and Middle East region increased by $13.1 million and the Asia Pacific region increased by $4.6 million offset by a decrease in Latin America region of $3.4 million. International Enabling

Technology Sales increased by $1.1 million compared to the three months ended June 30, 2024, primarily driven by higher unit placement.

Cost of Sales

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Cost of sales (exclusive of amortization of intangibles)	$248,765	$260,040	$(11,275)	(4.3%)
Percentage of net sales	33.4%	41.3%

The $11.3 million or 4.3% decrease in cost of sales was driven primarily by decreased amortization of inventory fair value step-up of $47.7 million, partially offset by an increase due to the cost of sales from Nevro products of $31.8 million and an increase in depreciation of $3.3 million.

Research and Development Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Research and development	$39,954	$37,698	$2,256	6.0%
Percentage of net sales	5.4%	6.0%

The $2.3 million or 6.0% increase in research and development expenses was primarily driven by an increase of $6.9 million for Nevro expenses, partially offset by a decrease of $5.3 million of personnel-related expenses.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Selling, general and administrative	$303,622	$239,454	$64,168	26.8%
Percentage of net sales	40.7%	38.0%

The increase of $64.2 million or 26.8% in selling, general and administrative expenses was primarily driven by an increase of $60.7 million of expenses from the Nevro Merger. The remaining difference was primarily driven an increase in provision for litigation of $4.0 million.

Amortization of Intangibles

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Amortization of intangibles	$30,189	$29,709	$480	1.6%
Percentage of net sales	4.1%	4.7%

Amortization of intangibles increased by $0.5 million or 1.6% for the three month period ended June 30, 2025 due to the acquisition of Nevro intangibles contributing $1.5 million of expense, partially offset by the finalization of amortization of other intangible assets as compared to the three month period ended June 30, 2024.

Acquisition-Related Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Acquisition-related costs	$33,156	$13,734	$19,422	141.4%
Percentage of net sales	4.4%	2.2%

The increase in acquisition-related costs was primarily due to expenses incurred during the three months ended June 30, 2025 that were associated with the Nevro Merger. During the three months ended June 30, 2024, the expenses were primarily comprised of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in contract terms, market conditions and the achievement of certain performance conditions.

Restructuring Costs

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Restructuring Costs	$13,547	$(566)	$14,113	—
Percentage of net sales	1.8%	(0.1%)

The increase in restructuring costs of $14.1 million compared to the prior year was due primarily to the 2024 Synergy Plan and the 2025 Strategic Integration Plan employee termination benefit expenses occurring during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Bargain Purchase Gain

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Bargain purchase gain	$110,561	$—	$110,561	100.0%
Percentage of net sales	14.8%	0.0%

The increase of $110.6 million was due to the bargain purchase gain related to the Nevro Merger as of June 30, 2025.

Other Income/(Expense), Net

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Other income/(expense), net	$1,503	$(2,041)	$3,544	(173.7%)
Percentage of net sales	0.2%	(0.3%)

The increase of $3.5 million in other income/(expense), was due primarily to a decrease in interest expense of $6.4 million due to the expiration of the 2025 Notes in the first quarter of 2025, and an increase in foreign currency gains of $0.7 million. This was partially offset by a decrease of $3.4 million in interest income due to a lower average balance across the company’s marketable securities, cash and cash equivalents in the current period as compared to the three months ended June 30, 2024.

Income Tax Provision/(Benefit)

	Three Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Income tax provision	$(14,673)	$15,821	$(30,494)	(192.7%)
Effective income tax rate	(7.8%)	33.2%

For the three months ended June 30, 2025, the decrease in the effective tax rate was due primarily to the $34.8 million release of valuation allowances on certain deferred tax assets and the impact of the non-taxable bargain purchase gain of $110.6 million, with no comparable event in the prior period.

A discussion of our Results of Operations for the three months ended June 30, 2024, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30 2023.” on our Form 10-Q filed on August 6, 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
United States	$1,084,641	$982,386	$102,255	10.4%
International	258,822	253,971	4,851	1.9%
Total net sales	$1,343,463	$1,236,357	$107,106	8.7%

In the United States, the increase in net sales was $102.3 million, or 10.4%, for the six month period ended June 30, 2025. From a product standpoint, domestic musculoskeletal solutions sales increased by $112.0 million, primarily driven by Nevro sales of $82.1 million, along with an increase in other musculoskeletal solutions sales of $32.3 million. This was partially offset by a decrease in neuromonitoring solutions products and services of $5.7 million. Domestic Enabling Technology sales decreased by $9.7 million compared to the prior year, primarily driven by lower unit placement.

International net sales increased by $4.9 million, or 1.9% for the six month period ended June 30, 2025. From a product standpoint, the increase was primarily driven by Nevro sales of $12.5 million and an increase in other musculoskeletal solutions sales of $3.0 million. From a geographic standpoint, the Europe and Middle East region increased by $8.5 million and the Asia Pacific region increased by $3.1 million. This was partially offset by a decrease in Latin America region by $6.8 million. International Enabling Technology sales increased by $1.7 million compared to the six months ended June 30, 2024, primarily driven by higher unit placement.

Cost of Sales

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Cost of sales (exclusive of amortization of intangibles)	$444,162	$501,527	$(57,365)	(11.4%)
Percentage of net sales	33.1%	40.6%

The $57.4 million or 11.4% decrease in cost of sales was primarily driven by decreased amortization of inventory fair value step-up of $101.3 million, partially offset by an increase due to the cost of sales from Nevro products of $31.7 million, and an increase in depreciation of $15.1 million.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Research and development	$73,016	$94,966	$(21,950)	(23.1%)
Percentage of net sales	5.4%	7.7%

The $22.0 million or 23.1% decrease in research and development expenses was primarily driven by a decrease of $14.5 million in employee related expenses, excluding Nevro employee related expenses, and a decrease of $12.6 million in acquired intellectual property research and development. This was partially offset by an increase of $6.9 million for Nevro expenses.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Selling, general and administrative	$546,421	$488,133	$58,288	11.9%
Percentage of net sales	40.7%	39.5%

The increase of $58.3 million or 11.9% in selling, general and administrative expenses was primarily driven by an increase of $60.7 million for Nevro expenses. The remaining difference was primarily driven by a decrease in taxes and fees by $3.1 million.

Amortization of Intangibles

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Amortization of intangibles	$58,991	$59,385	$(394)	(0.7%)
Percentage of net sales	4.4%	4.8%

Amortization of intangibles decreased by $0.4 million or 0.7% for the six month period ended June 30, 2025 due to the finalization of re-acquired rights expensed in the current period, offset by $1.5 million of amortization from the newly acquired Nevro related intangible assets, as compared to the six month period ended June 30, 2024.

Acquisition-Related Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Acquisition-related costs	$34,213	$16,152	$18,061	111.8%
Percentage of net sales	2.5%	1.3%

The increase in acquisition-related costs was primarily due to expenses incurred during the six months ended June 30, 2025 that were associated with the Nevro Merger. During the six months ended June 30, 2024, the expenses were primarily comprised of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in contract terms, market conditions and the achievement of certain performance.

Restructuring Costs

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Restructuring Costs	$13,547	$18,575	$(5,028)	(27.1%)
Percentage of net sales	1.0%	1.5%

The decrease in restructuring costs of $5.0 million compared to the prior year was due to lower employee termination benefit expenses from the 2024 Synergy Plan and 2025 Strategic Integration Plan in the six months ended June 30, 2025 as compared to the expenses from the 2024 Synergy Plan for the six months ended June 30, 2024.

Bargain Purchase Gain

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Bargain purchase gain	$110,561	$—	$110,561	100.0%
Percentage of net sales	8.2%	0.0%

The increase of $110.6 million was due to the bargain purchase gain related to the Nevro Merger as of June 30, 2025

Other Income/(Expense), Net

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Other income/(expense), net	$8,167	$(18,596)	$26,763	(143.9%)
Percentage of net sales	0.6%	(1.5%)

The increase of $26.8 million in other income/(expense), was due primarily to $4.3 million of foreign currency gain in the current period as compared to a $16.1 million loss in the prior period. Additionally, there was a decrease in interest expense of $6.6 million driven by the 2025 Notes being settled in the first quarter of 2025 as compared to the six months ended June 30, 2024.

Income Tax Provision/(Benefit)

	Six Months Ended
	June 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Income tax provision/(benefit)	$13,533	$14,380	$(847)	(5.9%)
Effective income tax rate	4.6%	36.9%

For the six months ended June 30, 2025, the decrease in the effective tax rate was due primarily to the $34.8 million release of valuation allowances on certain deferred tax assets and the impact of the non-taxable bargain purchase gain of $110.6 million, with no comparable event in the prior period.

A discussion of our Results of Operations for the six months ended June 30, 2024, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30 2023.” on our Form 10-Q filed on August 6, 2024.

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

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate (as defined in the September 2023 Credit Agreement) and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of June 30, 2025, we have no outstanding borrowings under the September 2023 Credit Agreement and we are in compliance with all covenants.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended		2025-2024
	June 30,		Change
(In thousands)	2025	2024	$
Net cash provided by/(used in) operating activities	$255,165	$106,645	$148,520
Net cash provided by/(used in) investing activities	(167,723)	(56,962)	(110,761)
Net cash provided by/(used in) financing activities	(660,333)	(107,012)	(553,321)
Effect of foreign exchange rate changes on cash	17,899	461	17,438
Increase (decrease) in cash and cash equivalents	$(554,992)	$(56,868)	$(498,124)

Cash Provided by Operating Activities

The higher net cash provided by operating activities for the six month period ended June 30, 2025 was primarily the result of higher net income of $253.7 million and favorable changes in accounts receivable of $144.6 million, partially offset by a decrease in non-cash expense add backs of $227.6 million. This was primarily a result of a decrease in amortization of inventory fair value step-up of $101.3 million, the bargain purchase gain of $110.6 million, and a $17.9 million increase in net gain from foreign currency adjustments.

Cash Used in Investing Activities

The higher cash used in investing activities for the six month period ended June 30, 2025, was primarily due to an increased outflow of $235 million in acquisition related costs partially offset by increased sales of marketable securities of $108 million.

Cash Used in Financing Activities

The higher net cash used in financing activities for the six month period ended June 30, 2025, was primarily the result of the repayment of the senior convertible notes of $450.0 million and increased repurchases of Class A common stock of $130.7 million, partially offset by decreased payments of business acquisition-related liabilities of $26.1 million.

A discussion of our Cash Flows for the six months ended June 30, 2024, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on August 6, 2024.

Contractual Obligations and Commitments

In connection with the NuVasive and Nevro Mergers, the Company acquired additional obligations and commitments, including, but not limited to (i) contingent consideration arrangements associated with certain historical acquisitions, (ii) senior convertible notes, and (iii) operating lease and finance lease obligations. Refer to the Notes to the condensed consolidated financial statements for further description of contingent consideration arrangements (Notes 6), debt (Note 11), and lease obligations (Note 16).

Recently Adopted and Recently Issued Accounting Pronouncements

For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 2. Summary of Significant Accounting Policies, (p) Recently Issued Accounting Pronouncements and (q) Recently Adopted Accounting Pronouncements” above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management has performed its assessment according to the guidelines established by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Nevro from its assessment of internal controls over financial reporting, as it was not possible to conduct an assessment of Nevro’s internal control over financial reporting in the period between the merger date and the date of management’s assessment. Nevro accounted for approximately 8.9% of total assets as of June 30, 2025 and 7.0% of revenues for the six month period ended June 30, 2025. Based on the assessment, management has concluded that our system of internal controls over financial reporting, as of June 30, 2025, is effective.

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

Item 1A. Risk Factors

Risk factors that could cause our actual results to differ from our expectations and that could negatively impact our business, results of operations and financial condition are discussed in our 2024 Annual Report on Form 10-K filed on February 20, 2025 and our March 31, 2025 Quarterly Report on Form 10-Q filed May 8, 2025. If any of these risks actually occur, our business, results of operations, financial condition and future growth prospects could be materially and adversely affected. You should carefully read and consider each of these risks, together with all of the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition and future growth prospects, and our stock price.

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K filed on February 20, 2025 and our March 31, 2025 Quarterly Report on Form 10-Q filed on May 8, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

We repurchase shares of the Company’s Class A common stock pursuant to the publicly announced share repurchase program authorized by the Board of Directors in March 2020 and the expansion of the share repurchase plan authorized by the Board of Directors in March 2022 and September 2023. On May 15, 2025, the share repurchase program was expanded by authorizing the Company to repurchase an additional $500.0 million of the Company’s Class A common stock.

The following table provides the activity related to share repurchases for the second quarter of 2025.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
April 1, 2025 - April 31, 2025	—	—	—	—
May 1, 2025 - May 30, 2025	411	60.81	411	475,000
June 1, 2025- June 30, 2025	—	—	—	475,000
Total	411		411

(a) On March 11, 2020, our Board of Directors authorized a share repurchase program that allows for the repurchase up to $200 million of the Company’s Class A common stock. On March 4, 2022, our Board of Directors authorized the expansion of the share repurchase program of the Company’s Class A common stock by an additional $200 million. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A common stock. On May 15, 2025, the share repurchase program was expanded by authorizing the Company to repurchase an additional $500.0 million of the Company’s Class A common stock. The shares may be purchased through privately negotiated or open market transactions. This program has no time limit and may be suspended for periods or discontinued at any time.

(b) Inclusive of an immaterial amount of commission fees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
2.1

Agreement and Plan of Merger, dated as of February 6, 2025, by and among Nevro Corp., Globus Medical, Inc. and Palmer Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Globus’s Current Report on Form 8-K filed on February 6, 2025).

10.1	2021 Equity Incentive Plan as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 5, 2025).
10.2*

Guaranty, dated as of September 27, 2023, by and among U.S. Bank National Associations, as administrative agent, and Nevro Corp., as guarantors (incorporated herein by reference to Exhibit 2.1 to Globus's Current Report on Form 8-K filed with the SEC on February 6, 2025).

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

GLOBUS MEDICAL, INC.

Dated:	August 7, 2025	/s/ KEITH PFEIL

Keith Pfeil
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated:	August 7, 2025	/s/ KYLE KLINE

Kyle Kline
Chief Financial Officer
(Principal Financial Officer)
Senior Vice President