Form 10-Q
period 2025-09-30
GLOBUS MEDICAL INC
filed 2025-11-06
CIK 1237831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of November 3, 2025 was 133,839,166 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share values)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$371,769	$784,438
Short-term marketable securities	18,754	105,619
Accounts receivable, net of allowances of $27,406 and $15,505, respectively	619,116	557,697
Inventories	771,538	659,233
Prepaid expenses and other current assets	74,177	49,640
Income taxes receivable	69,007	20,633
Total current assets	1,924,361	2,177,260
Property and equipment, net of accumulated depreciation of $646,664 and $545,786, respectively	577,791	561,909
Operating lease right of use assets	59,411	49,647
Long-term marketable securities	16,684	66,134
Intangible assets, net	773,902	795,117
Goodwill	1,434,291	1,432,387
Other assets	76,838	75,096
Deferred income taxes	232,362	94,200
Total assets	$5,095,640	$5,251,750

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,227	$75,118
Accrued expenses	325,924	260,591
Operating lease liabilities	14,355	10,249
Income taxes payable	1,285	10,725
Senior convertible notes	—	443,351
Business acquisition liabilities	18,900	33,739
Deferred revenue	18,267	22,140
Total current liabilities	465,958	855,913
Business acquisition liabilities, net of current portion	78,247	89,496
Operating lease liabilities	104,988	83,588
Deferred income taxes and other tax liabilities	22,538	23,889
Other liabilities	25,084	21,531
Total liabilities	696,815	1,074,417

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 112,175,355 and 114,990,219 shares at September 30, 2025 and December 31, 2024, respectively	112	115
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at September 30, 2025 and December 31, 2024, respectively	22	22
Additional paid-in capital	3,095,279	3,031,244
Accumulated other comprehensive income/(loss)	10,927	(6,861)
Retained earnings	1,292,485	1,152,813
Total equity	4,398,825	4,177,333
Total liabilities and equity	$5,095,640	$5,251,750

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$769,048	$625,705	$2,112,511	$1,862,062

Cost of Sales and Operating expenses:
Cost of sales (exclusive of amortization of intangibles)	252,533	270,515	696,695	772,042
Research and development	38,067	35,380	111,083	130,346
Selling, general and administrative	313,597	240,062	860,018	728,195
Amortization of intangibles	29,843	30,076	88,834	89,461
Acquisition-related costs	(2,713)	(3,617)	31,500	12,535
Restructuring costs	358	5,191	13,905	23,766

Operating income/(loss)	137,363	48,098	310,476	105,717

Other income/(expense), net:
Interest income/(expense), net	1,455	(775)	3,829	(5,004)
Foreign currency transaction gain/(loss)	(161)	10,279	4,147	(5,795)
Bargain purchase gain	3,800	—	114,361	—
Other income/(expense)	1,537	(570)	3,022	1,137
Total other income/(expense), net	6,631	8,934	125,359	(9,662)

Income/(loss) before income taxes	143,994	57,032	435,835	96,055
Income tax provision/(benefit)	25,028	5,196	38,561	19,576

Net income/(loss)	$118,966	$51,836	$397,274	$76,479

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	30	912	347	1,783
Foreign currency translation gain/(loss)	658	3,976	17,441	1,446
Total other comprehensive income/(loss), net of tax	688	4,888	17,788	3,229
Comprehensive income/(loss)	$119,654	$56,724	$415,062	$79,708

Earnings per share:
Basic	$0.88	$0.38	$2.93	$0.56
Diluted	$0.88	$0.38	$2.90	$0.56
Weighted average shares outstanding:
Basic	134,502	135,615	135,484	135,390
Diluted	135,394	138,062	137,219	137,245

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333
Stock-based compensation	—	—	—	—	13,324	—	—	13,324
Grant of contingent restricted stock units	—	—	—	—	429	—	—	429
Exercise of stock options	309	—	—	—	11,223	—	—	11,223
Issuance of Class A common stock under employee and director equity option plans, net	72	—	—	—	(2,293)	—	—	(2,293)
Comprehensive income/(loss)	—	—	—	—	—	4,694	75,462	80,156
Repurchase and retirement of common stock	(2,445)	(2)	—	—	—	—	(192,102)	(192,104)
Balance at March 31, 2025	112,926	$113	22,430	$22	$3,053,927	$(2,167)	$1,036,173	$4,088,068
Stock-based compensation	—	$—	—	$—	$13,154	$—	$—	$13,154
Grant of contingent restricted stock units	—	—	—	—	249	—	—	249
Exercise of stock options	77	—	—	—	4,697	—	—	4,697
Issuance of Class A common stock under employee and director equity option plans, net	28	—	—	—	(375)	—	—	(375)
Comprehensive income/(loss)	—	—	—	—	—	12,406	202,846	215,252
Repurchase and retirement of common stock	(411)	—	—	—	—	—	(25,362)	(25,362)
Balance at June 30, 2025	112,620	$113	22,430	$22	$3,071,652	$10,239	$1,213,657	$4,295,683
Stock-based compensation	—	—	—	—	11,508	—	—	11,508
Grant of contingent restricted stock units	—	—	—	—	1,091	—	—	1,091
Exercise of stock options	218	—	—	—	11,079	—	—	11,079
Issuance of Class A common stock under employee and director equity option plans, net	2	—	—	—	(51)	—	—	(51)
Comprehensive income/(loss)	—	—	—	—	—	688	118,966	119,654
Repurchase and retirement of common stock	(665)	(1)	—	—	—	—	(40,138)	(40,139)
Balance at September 30, 2025	112,175	$112	22,430	$22	$3,095,279	$10,927	$1,292,485	$4,398,825

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
(In thousands)	Shares	$	Shares	$	capital	income/(loss)	earnings	Total
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
Stock-based compensation	—	—	—	—	17,281	—	—	17,281
Grant of contingent restricted stock units	—	—	—	—	336	—	—	336
Exercise of stock options	112	—	—	—	3,413	—	—	3,413
Issuance of Class A common stock under employee and director equity option plans, net	205	—	—	—	(5,343)	—	—	(5,343)
Comprehensive income/(loss)	—	—	—	—	—	(853)	(7,117)	(7,970)
Repurchase and retirement of common stock	(1,597)	(1)	—	—	—	—	(83,314)	(83,315)
Balance at March 31, 2024	112,626	$113	22,430	$22	$2,886,436	$(11,045)	$1,046,835	$3,922,361
Stock-based compensation	—	—	—	—	12,844	—	—	12,844
Grant of contingent restricted stock units	—	—	—	—	181	—	—	181
Exercise of stock options	329	—	—	—	14,239	—	—	14,239
Issuance of Class A common stock under employee and director equity option plans, net	3	—	—	—	(91)	—	—	(91)
Comprehensive income/(loss)	—	—	—	—	—	(806)	31,760	30,954
Repurchase and retirement of common stock	(30)	—	—	—	—	—	(4,123)	(4,123)
Balance at June 30, 2024	112,928	$113	22,430	$22	$2,913,609	$(11,851)	$1,074,472	$3,976,365
Stock-based compensation	—	—	—	—	12,303	—	—	12,303
Grant of contingent restricted stock units	—	—	—	—	1,339	—	—	1,339
Exercise of stock options	527	—	—	—	23,505	—	—	23,505
Issuance of Class A common stock under employee and director equity option plans, net	19	—	—	—	(839)	—	—	(839)
Comprehensive income/(loss)	—	—	—	—	—	4,888	51,836	56,724
Balance at September 30, 2024	113,474	$113	22,430	$22	$2,949,917	$(6,963)	$1,126,308	$4,069,397

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$397,274	$76,479
Adjustments to reconcile net income to net cash provided by operating activities:
Bargain purchase gain	(114,361)	—
Acquired in-process research and development	—	12,613
Depreciation and amortization	207,831	185,796
Amortization of premiums on marketable securities	(474)	(119)
Provision for excess and obsolete inventory	15,988	16,194
Amortization of inventory fair value step-up	12,973	168,097
Amortization of 2025 Notes fair value step-up	6,658	19,973
Stock-based compensation expense	38,361	42,284
Allowance for expected credit losses	5,311	15,667
Change in fair value of business acquisition liabilities	2,668	8,608
Change in deferred income taxes	525	(92,723)
(Gain)/loss on disposal of assets, net	8,438	2,687
Payment of business acquisition-related liabilities	(16,425)	(18,084)
Net (gain)/loss from foreign currency adjustment	(14,621)	(2,354)
(Increase) decrease in:
Accounts receivable	11,971	(100,545)
Inventories	(17,420)	(17,973)
Prepaid expenses and other assets	(6,689)	(3,108)
Increase (decrease) in:
Accounts payable	(654)	1,294
Accrued expenses and other liabilities	25,442	389
Income taxes payable/receivable	(57,936)	(4,876)
Net cash provided by/(used in) operating activities	504,860	310,299
Cash flows from investing activities:
Purchases of marketable securities	(37,109)	(13,366)
Maturities of marketable securities	58,630	47,746
Sales of marketable securities	115,608	9,644
Purchases of property and equipment	(118,482)	(98,318)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(252,546)	(17,635)
Acquisition of intangible assets	(9,666)	—
Proceeds from credit facility	20,000	—
Repayment of borrowings from credit facility	(20,000)	—
Net cash provided by/(used in) investing activities	(243,565)	(71,929)
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(11,240)	(37,003)
Net proceeds from exercise of stock options	26,999	41,156
Payments related to tax withholdings for share-based compensation	(2,698)	(6,795)
Repurchase of common stock	(255,451)	(84,787)
Repayment of senior convertible notes	(449,985)	—
Net cash provided by/(used in) financing activities	(692,375)	(87,429)
Effect of foreign exchange rates on cash	18,411	4,533
Net increase/(decrease) in cash and cash equivalents	(412,669)	155,474
Cash and cash equivalents at beginning of period	784,438	467,292
Cash and cash equivalents at end of period	$371,769	$622,766

Supplemental disclosures of cash flow information:
Income taxes paid, net	$95,096	$117,474
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$13,454	$4,802

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

(b) Nevro Merger

On February 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Nevro Merger Agreement”) with Nevro Corp. (“Nevro”). On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Palmer Merger Sub”), merged with and into Nevro (the “Nevro Merger”), with Nevro surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of Nevro Common Stock, without interest and subject to any applicable withholding taxes. Refer to Note 3, Asset Acquisitions and Business Combinations for further information.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of September 30, 2025, and results of operations for the three and nine months ended September 30, 2025. The results of operations for any interim period may not be indicative of results for the full year.

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

(c) Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

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

(d) Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrently with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies.

Our Musculoskeletal Solutions products consist primarily of the implantable devices, disposables, unique instruments, and neuromonitoring services, used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. For our neuromonitoring services, revenue is recognized in the period the service is performed, which can be either at a point in time or over time, depending on how the performance obligation is defined for the amount of consideration expected to be received.

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which includes maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period.

The changes to contract liabilities related to deferred revenue are as follows:

Nine Months Ended
September 30,
(In thousands)	2025
Beginning contract liabilities	$31,809
Revenue recognized from contract liabilities	(25,451)
Advance consideration received during the period	24,835
Ending contract liabilities	$31,193

(e) Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities, and corporate debt securities are stated at fair value.

(f) Marketable Securities

Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of September 30, 2025. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, that does not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

(h) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is finished goods, and we utilize both in-house manufacturing and third-party suppliers to produce our products. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we record a write-down for such excess inventories. Once inventory has been written down, it creates a new cost basis for inventory that is not subsequently written up.

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

During the three and nine months ended September 30, 2025, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.

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

(p) Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 simplifies the accounting for internal-use software costs by eliminating stage-based guidance and requiring deferral of capitalization when significant development uncertainty exists. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. Entities may apply the guidance prospectively, retrospectively, or using a modified retrospective approach. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU No. 2025‑05 provides a practical expedient that allows entities to estimate expected credit losses on certain trade receivables and contract assets by assuming that current economic conditions will remain unchanged over the life of the asset. The expedient applies only to assets with contractual lives of one year or less. ASU No. 2025‑05 is effective for fiscal years beginning after December 15, 2025, and early adoption is permitted. The amendments should be applied prospectively. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2025-01 amends the effective date of ASU No. 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31, referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. Additionally, in December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

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

(q) Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The Company adopted ASU No. 2023-07 as of January 1, 2024 and the amendment was applied retrospectively. See Note 18 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

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

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Acquisitions

During the third quarter of 2025, the Company entered into a license agreement to acquire software related to the imaging, navigation and robotics (“INR”) division for a total consideration of €8.0 million. An initial payment of €4.0 million ($4.7 million) was made at closing and recorded as a developed technology intangible asset, with the remaining €4.0 million coming due in the fourth quarter of 2025. The asset will be amortized over its estimated useful life of seven years once placed in service.

During the first quarter of 2025, the Company entered into a license agreement for certain patents of medical device technology in the spine field for a total of $5.0 million due at closing, and 1 percent license fee on future sales of products developed and covered under the license agreement. The Company recorded $5.0 million of intangible assets, with a useful life of 10.1 years.

During the first quarter of 2024, the Company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASC 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million of contingent consideration which is payable upon meeting the Good Manufacturing Process milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. As of September 30, 2025, the milestones have not been met and as such, contingent consideration has not been recorded in this asset acquisition.

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

Nevro Merger

On February 6, 2025, the Company entered into the Nevro Merger Agreement with Nevro. On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro, with Nevro surviving as a wholly owned subsidiary of the Company. At the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was converted into cash in an amount equal to $5.85 per share of Nevro Common stock.

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

We accounted for the Nevro Merger using the acquisition method of accounting, which requires Nevro’s assets and liabilities to be recorded on our balance sheet at fair value as of the acquisition date. We will complete a final determination of the fair value of certain assets and liabilities within the one-year measurement period from the date of the acquisition as required by FASB ASC Topic 805, “Business Combinations”. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations, and assumptions that are subject to change as the Company obtains additional information during the measurement period. The following table summarizes the preliminary purchase price allocation for the Nevro Merger as of September 30, 2025:

(In thousands)	Preliminary Purchase Price Allocation as of April 3, 2025	Measurement Period and Other Adjustments	Purchase Price Allocation as of September 30, 2025 (as adjusted)
Current assets (excluding accounts receivable and inventories)	$10,328	$—	$10,328
Accounts receivable	70,754	—	70,754
Inventories	115,416	1,400	116,815
Property and equipment	29,051	—	29,051
Operating lease right of use assets	12,269	—	12,269
Intangible assets	53,600	2,400	56,000
Other long-term assets	4,223	—	4,223
Deferred income taxes	141,510	—	141,510
Total Assets	$437,150	$3,800	$440,950

Current Liabilities (excluding operating lease liabilities)	$46,880	$—	$46,880
Operating lease liabilities, including current portion	27,163	—	27,163
Total liabilities	$74,043	$—	$74,043

Fair value of acquired identifiable assets and liabilities	$363,107	$3,800	$366,907
Less: Purchase price	$252,546	$—	$252,546
Bargain purchase gain	$110,561	$3,800	$114,361

The excess fair value of the net assets acquired over the purchase price resulted in the recognition of a bargain purchase gain and was recorded in the bargain purchase gain on the condensed consolidated statements of operations and comprehensive income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. The majority of the bargain purchase gain is non-taxable for tax purposes. Total transaction costs incurred in connection with the Nevro Merger were $28.8 million for the nine months ended September 30, 2025, with immaterial costs incurred during the three months ended September 30, 2025. These transaction costs were recognized as acquisition related costs in the condensed consolidated statements of operations and comprehensive income.

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

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of Nevro’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of
(In thousands)	September 30, 2025	Useful Life
Developed Technology	$36,000	8
Customer Relationships	11,500	10
Tradenames	8,500	15

Nevro’s results have been included in the Company’s financial statements for the period subsequent to the date of the acquisition on April 3, 2025. Nevro contributed revenues and net loss of $193.8 million and $46.1 million (excluding the bargain purchase gain of $114.4 million), respectively, for the period from April 3, 2025, to September 30, 2025.

NOTE 4. NET SALES

The following table represents net sales by product category for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Musculoskeletal Solutions	$741,009	$587,402	$2,027,124	$1,755,011
Enabling Technologies	28,039	38,303	85,387	107,051
Total net sales	$769,048	$625,705	$2,112,511	$1,862,062

NOTE 5. MARKETABLE SECURITIES

The composition of our short-term and long-term marketable securities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$2,807	$1	$—	$2,808
Corporate debt securities	—	—	—	—
Commercial paper	10,643	1	(1)	10,643
Asset-backed securities	—	—	—	—
Government, federal agency, and other sovereign obligations	5,296	7	—	5,303
Total short-term marketable securities	$18,746	$9	$(1)	$18,754

Long-term:
Municipal bonds	$1,200	$2	$—	$1,202
Corporate debt securities	1,798	—	(1)	1,797
Asset-backed securities	2,945	1	—	2,946
Government, federal agency, and other sovereign obligations	10,724	19	(4)	10,739
Total long-term marketable securities	$16,667	$22	$(5)	$16,684

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$8,990	$8	$(25)	$8,973
Corporate debt securities	29,596	1	(62)	29,535
Commercial paper	36,527	4	(1)	36,530
Government, federal agency, and other sovereign obligations	30,676	4	(99)	30,581
Total short-term marketable securities	$105,789	$17	$(187)	$105,619

Long-term:
Municipal bonds	$6,538	$—	$(13)	$6,525
Corporate debt securities	25,382	4	(115)	25,271
Asset-backed securities	19,690	2	(71)	19,621
Government, federal agency, and other sovereign obligations	14,772	2	(57)	14,717
Total long-term marketable securities	$66,382	$8	$(256)	$66,134

The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of September 30, 2025 and December 31, 2024, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table represents the fair value of assets and liabilities, as of September 30, 2025 and December 31, 2024, respectively, including the following:

(In thousands)	Balance at September 30, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$182,470	$173,192	$9,278	$—
Municipal bonds	4,010	—	4,010	—
Corporate debt securities	1,797	—	1,797	—
Commercial paper	10,643	—	10,643	—
Asset-backed securities	2,946	—	2,946	—
Government, federal agency, and other sovereign obligations	16,042	12,007	4,035	—
Liabilities:
Business acquisition liabilities	97,147	—	—	97,147

(In thousands)	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$496,676	$423,977	$72,699	$—
Municipal bonds	15,498	—	15,498	—
Corporate debt securities	54,806	—	54,806	—
Commercial paper	36,530	—	36,530
Asset-backed securities	19,621	—	19,621	—
Government, federal agency, and other sovereign obligations	45,298	—	45,298	—
2025 Hedge	22	—	22	—
Liabilities:
Senior Convertible Notes due 2025	443,003	443,003	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	22	—	22	—
Business acquisition liabilities	123,235	—	—	123,235

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

The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	1.8%	-	5.8%	2.7%
Revenue volatility	14.0%	-	15.8%	14.2%
Discount rate	5.0%	-	8.5%	5.4%
Projected year of payment	2025	-	2034

* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and nine months ended September 30, 2025 and 2024, respectively, included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$104,972	$121,332	$123,235	$139,358
Purchase price contingent consideration	—	1,603	—	22,669
Changes resulting from foreign currency fluctuations	—	—	(252)	246
Contingent cash payments	(4,037)	(4,201)	(27,665)	(55,087)
Contingent RSU grants	(1,091)	(1,339)	(1,768)	(1,856)
Changes in fair value of business acquisition liabilities	(2,721)	(4,132)	2,668	8,608
Contractual payable reclassification	24	595	929	(80)
Ending balance	$97,147	$113,858	$97,147	$113,858

Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.

NOTE 7. INVENTORIES

Inventories included the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
(In thousands)	2025	2024
Raw materials	$152,125	$121,984
Work in process	63,678	45,775
Finished goods	555,735	491,474
Total inventories	$771,538	$659,233

As part of the Nevro Merger, a step up in the value of inventory of $19.3 million was recorded, which was composed of $3.0 million for work in process and $16.3 million for finished goods. The amortization of the inventory step up recorded in product cost of sales was $6.4 million and $12.9 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the total remaining balance of inventory step up was $6.4 million.

During the three months ended September 30, 2025 and 2024, net adjustments to cost of sales related to excess and obsolete inventory were $5.1 million and $5.7 million, respectively. The net adjustments for the three months ended September 30, 2025 and 2024 reflect a combination of additional expense for excess and obsolete related provisions ($9.7 million and $6.9 million, respectively) offset by sales and disposals ($4.7 million and $1.2 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

During the nine months ended September 30, 2025 and 2024, net adjustments to cost of sales related to excess and obsolete inventory were $16.0 million and $16.2 million, respectively. The net adjustments for the nine months ended September 30, 2025 and 2024 reflect a combination of additional expense for excess and obsolete related provisions ($29.3 million and $20.7 million, respectively) offset by sales and disposals ($13.4 million and $4.5 million, respectively) of inventory for which an excess and obsolete provision was provided previously through expense recognized in prior periods.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment included the following as of September 30, 2025 and December 31, 2024, respectively:

	Useful	September 30,	December 31,
(In thousands)	Life	2025	2024
Land	—	$9,767	$9,731
Buildings and improvements	31.5	125,364	100,128
Equipment	5-15	246,739	215,100
Instruments, modules, and cases	5	780,462	741,125
Other property and equipment	3-5	62,123	41,611
		1,224,455	1,107,695
Less: accumulated depreciation and amortization		(646,664)	(545,786)
Total		$577,791	$561,909

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

Depreciation expense related to property and equipment was as follows during the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Depreciation	$41,284	$36,873	$118,997	$96,335

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the twelve months ended December 31, 2024 and the nine months ended September 30, 2025, respectively, included the following:

(In thousands)
December 31, 2023	$1,434,540
Additions and adjustments	(550)
Foreign exchange	(1,603)
December 31, 2024	1,432,387
Foreign exchange	1,904
September 30, 2025	$1,434,291

Intangible assets as of September 30, 2025 included the following:

		September 30, 2025
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$368,123	$(110,608)	$257,515
Developed technology	8.0	724,974	(226,348)	498,626
Patents	14.1	14,609	(6,114)	8,495
Trade names	15.3	10,034	(768)	9,266
Total intangible assets		$1,117,740	$(343,838)	$773,902

Intangible assets as of December 31, 2024 included the following:

		December 31, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.6	$354,192	$(87,725)	$266,467
Developed technology	8.0	681,477	(157,889)	523,588
Patents	16.1	9,023	(5,057)	3,966
Trade names	16.7	1,535	(439)	1,096
Total intangible assets		$1,046,227	$(251,110)	$795,117

The following table summarizes amortization of intangible assets for future periods as of September 30, 2025:

(In thousands)	Annual Amortization
2025	$28,991
2026	116,159
2027	115,050
2028	111,563
Thereafter	402,139
Total	$773,902

NOTE 10. ACCRUED EXPENSES

Accrued expenses as of September 30, 2025 and December 31, 2024, respectively, included the following:

	September 30,	December 31,
(In thousands)	2025	2024
Compensation and other employee-related costs	$157,056	$151,819
Legal and other settlements and expenses	38,883	6,746
Accrued non-income taxes	48,039	34,088
Royalties	9,850	10,612
Rebates	40,036	33,105
Other	32,060	24,221
Total accrued expenses	$325,924	$260,591

NOTE 11. DEBT

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”) that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate (as defined in the September 2023 Credit Agreement) and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of September 30, 2025, we have no outstanding borrowings under the September 2023 Credit Agreement, and we were in compliance with all covenants.

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

On March 15, 2025, the $450.0 million in remaining aggregate principal amount of the 2025 Notes was paid off, net of an immaterial number of converted units that were settled in cash. There were no Convertible Senior Notes outstanding as of September 30, 2025.

There was no interest expense and $7.1 million of interest expense recognized on the 2025 Notes for the three months ended September 30, 2025 and 2024 respectively. During the nine months ended September 30, 2025 and 2024, interest expense recognized on the 2025 Notes was $6.9 million and $21.2 million respectively.

2025 Warrants

On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated warrant transactions (“2025 Warrants”), pursuant to which NuVasive sold warrants to such dealers for its own common stock in connection with the initial sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the warrants are exercisable into the Company’s Class A Common (as defined below) in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Warrants. Subject to the amended 2025 Warrants, the holders of the 2025 Warrants were entitled to purchase up to 3,617,955 shares of the Company’s common stock at a strike price of $170.45, of which, 180,880 shares are still outstanding. The 2025 Warrants will expire on various dates throughout October 2025 and may be settled in net shares or cash, at the Company’s election.

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

NOTE 12. EQUITY

Share Repurchases

On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A common stock (“Class A Common”). On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common. On September 27, 2023, the share repurchase program was expanded by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. On May 15, 2025, the share repurchase program was expanded by authorizing the Company to repurchase an additional $500.0 million of the Company’s Class A Common. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company repurchased 0.7 million and 3.5 million shares under this program at an average price of $60.12 and $72.55, respectively, for a total of $40.0 million and $255.5 million during the three and nine months ended September 30, 2025.

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

Accumulated Other Comprehensive Income (Loss)

The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended September 30, 2025 and 2024, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)
Other comprehensive income/(loss) before reclassifications	442	17,441	17,883
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(95)	—	(95)
Other comprehensive income/(loss), net of tax	347	17,441	17,788
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2025	$30	$10,897	$10,927

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)
Other comprehensive income/(loss) before reclassifications	2,045	1,446	3,491
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(262)	—	(262)
Other comprehensive income/(loss), net of tax	1,783	1,446	3,229
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2024	$(79)	$(6,884)	$(6,963)

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income/(loss) for basic	$118,966	$51,836	$397,274	$76,479

Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	134,502	135,615	135,484	135,390
Dilutive stock options, RSUs, and PRSUs	892	2,447	1,735	1,855
Weighted average shares outstanding for diluted	135,394	138,062	137,219	137,245
Earnings per share:
Basic	$0.88	$0.38	$2.93	$0.56
Diluted	$0.88	$0.38	$2.90	$0.56

Anti-dilutive stock options and RSUs excluded from the calculation	8,483	3,672	6,112	6,314
Anti-dilutive warrants excluded from the calculation	181	3,618	181	3,618
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	—	3,618	—	3,618
Total	$8,664	$10,908	$6,293	$13,550

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

As of September 30, 2025, pursuant to the 2021 Plan, the NuVasive 2014 Plan and the Ellipse 2015 Plan (collectively, the “Plans”), there were 12,923,040 shares, 145,677 shares and 335,560 shares, respectively, of Class A Common reserved and 4,420,609 shares, no shares and 309,345 shares, respectively, of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024.

Stock Options

Stock option activity during the nine months ended September 30, 2025 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2024	10,959	55.47
Granted	2,438	81.03
Exercised	(604)	44.71
Forfeited	(759)	69.25
Outstanding at September 30, 2025	12,034	60.29	6.5	$53,554
Exercisable at September 30, 2025	7,421	54.82	5.2	46,032
Expected to vest at September 30, 2025	4,611	$69.10	8.7	$7,522

The total intrinsic value of stock options exercised was $2.2 million and $14 million during the three months ended September 30, 2025 and 2024, respectively. The total intrinsic value of stock options exercised was $15.7 million and $23.9 million during the nine months ended September 30, 2025 and 2024, respectively.

The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2025			2024
Risk-free interest rate	3.61%	-	4.52%	3.52%	-	4.75%
Expected term (years)	4.9	-	9.9	4.7	-	7.5
Expected volatility	34.0%	-	37.0%	34.0%	-	39.0%
Expected dividend yield		—%			—%

The weighted average grant date fair value of stock options granted during the three months ended September 30, 2025, and 2024 was $23.17 and $28.63 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2025, and 2024 was $33.00 and $21.90 per share, respectively.

Restricted Stock Units

Restricted stock unit activity during the nine months ended September 30, 2025 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2024	416	$57.05
Granted	28	64.15
Vested	(117)	54.10
Forfeited	(20)	54.10
Outstanding at September 30, 2025	307	$59.00	2.95

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity during the nine months ended September 30, 2025 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2024	67	$53.57
Granted	3	87.18
Vested	(20)	53.61
Forfeited	(23)	54.10
Outstanding at September 30, 2025	27	$56.64	1.58

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees under the Plans during the three and nine months ended September 30, 2025 and 2024, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Stock-based compensation expense	$11,538	$12,211	$38,361	$42,284
Stock-based compensation expense classified in Acquisition-Related Costs	—	—	27,192	—
Net stock-based compensation capitalized into inventory	(30)	92	(375)	144
Total stock-based compensation cost	$11,508	$12,303	$65,178	$42,428

As of September 30, 2025, there was $108.6 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.6 years.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which, among other things, modifies the international tax regime and extends or makes permanent various provisions from the Tax Cuts and Jobs Act, including bonus depreciation and research and development expensing. The changes to the corporate tax provisions did not have a material impact on our effective tax rate for the three and nine months ended September 30, 2025, and we do not anticipate a material impact on our effective tax rate for the year ending December 31, 2025. The provisions of OBBBA for accelerated depreciation and R&D expenses may reduce our cash income tax expense for 2025.

The following table provides a summary of our effective income tax rate for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Effective income tax rate	17.4%	9.1%	8.8%	20.4%

For the three months ended September 30, 2025, the increase in the effective tax rate was due to a one-time tax benefit in the prior period related to an audit settlement and the release of related uncertain tax positions of $7.2 million, as well as a lower pretax book income. For the nine months ended September 30, 2025, the decrease in the effective tax rate was primarily due to the Q2 2025 release of valuation allowances on certain deferred tax assets of $34.8 million and the impact of the non-taxable bargain purchase gain of $114.4 million, with no comparable event in the prior period.

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

Totals include stock-based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, where applicable.

The 2024 Synergy Plan

The following table provides a summary of the recognized pre-tax costs for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Cost of Sales	$—	$35	$—	$178
Research and Development	—	570	307	2,090
Selling, General and Administrative	9	250	216	3,486
Restructuring Costs	(330)	5,191	2,728	23,766
Total restructuring and other costs	$(321)	$6,046	$3,251	$29,520

The following table provides a summary of activity related to the restructuring program for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$2,534	$8,930	$2,747	$—
Net charges	(321)	6,046	3,251	29,520
Cash Payments	(1,526)	(9,352)	(4,797)	(18,997)
Settled non-cash (a)	(9)	(855)	(523)	(5,754)
Ending Balance	$678	$4,769	$678	$4,769
(a) Represents share-based compensation settled without cash payments.

The 2025 Strategic Integration Plan

There was no stock-based compensation expense included below. The following table provides a summary of the recognized pre-tax costs for the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2025
Restructuring Costs	$688	$11,177

The following table provides a summary of activity related to the restructuring program for the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2025
Beginning Balance	$10,501	$—
Net charges	688	11,177
Cash Payments	(9,040)	(9,040)
Foreign currency impact	(18)	(6)
Ending Balance	$2,131	$2,131

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

Amounts reported in the condensed consolidated balance sheet were as follows as of September 30, 2025 and December 31, 2024, respectively, were as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Asset:
Operating lease right-of-use asset	$59,411	$49,647
Finance lease right-of-use asset	721	518
Total leased assets	$60,132	$50,165

Liabilities:
Current:

Operating lease liability	14,355	10,249
Finance lease liability	344	233
Long-term:
Operating lease liability	104,988	83,588
Finance lease liability	427	298
Total lease liabilities	$120,114	$94,368

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Lease expense:
Operating lease expense	$6,922	$6,554	$15,232	$18,754
Finance lease expense
Depreciation of right-of-use asset	79	191	190	542
Interest expense on lease liabilities	9	28	21	85
Total lease expense	$7,010	$6,773	$15,443	$19,381

Future minimum lease payments under non-cancellable leases as of September 30, 2025, are as follows:

(In thousands)	Finance Leases	Operating Leases
2025	$101	$5,197
2026	353	22,615
2027	249	20,829
2028	114	18,405
2029	14	17,902
Thereafter	—	75,874
Total minimum lease payments	$831	$160,822
Less: amount representing interest	(60)	(41,479)
Present value of obligations under leases	771	119,343
Less: current portion	(344)	(14,355)
Long-term lease obligations	$427	$104,988

The table below summarizes the Company’s supplemental cash flow information and assumptions used for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended
	September 30,
(In thousands, except weighted average lease term and discount rate)	2025	2024
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$14,619	$12,463
Operating cash flows for finance leases	52	85
Financing cash flows for finance leases	156	945
Total cash paid for amounts included in the measurement of lease liabilities	$14,826	$13,493

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$16,604	$1,643
Financing leases	$81	$—
Weighted-average remaining lease term
Operating leases	7.0	7.5
Financing leases	2.9	0.2
Weighted-average discount rate
Operating leases	6.9%	0.7%
Financing leases	5.8%	0.7%

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

Moskowitz Family LLC Litigation

On November 20, 2019, Moskowitz Family LLC (“Moskowitz”) filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz filed an appeal to the verdict. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of September 30, 2025.

Pimenta Litigation

On April 2, 2018, Dr. Luiz Pimenta filed suit against NuVasive in the Superior Court of California, County of San Diego for breach of contract alleging NuVasive improperly terminated the Clinical Advisor Agreement (the “Agreement”) between the parties. Dr. Pimenta seeks monetary damages totaling $97 million, later reduced to $82 million, in the form of unpaid royalties relating to a number of NuVasive products. On September 13, 2022, NuVasive filed cross-claims against Dr. Pimenta for breach of contract alleging that Dr. Pimenta improperly provided inventions to Alphatec Holdings, Inc., a competitor of NuVasive, without granting NuVasive the right of first negotiation under the Agreement. NuVasive is seeking monetary damages in the form of lost profits related to the undisclosed inventions. On November 4, 2025, a jury returned a verdict that included $28.7 million in damages against NuVasive on which statutory interest and costs will apply. The jury did not award damages on the cross claims. The Company still believes it has substantial legal defenses and intends to vigorously defend against these claims, including, but not limited to, filing post-trial motions and appeals of the verdict. As of September 30, 2025, we have recorded a liability of $29.4 million, which includes our interest accrual estimate, in our accrued expenses. This provision for litigation charge is within our selling, general, and administrative expense financial statement line for both the three and nine months ended September 30, 2025.

4WEB LLC Litigation

On April 25, 2023, 4WEB LLC (“4 WEB”) filed suit against NuVasive in the U.S. District Court for the Eastern District of Texas alleging patent infringement. 4WEB alleges that Nuvasive willfully infringes one or more claims of eleven patents by making, using, offering for sale, or selling the Modulus® line of products. 4WEB seeks monetary damages and injunctive relief. On May 2, 2024, this suit was transferred from the U.S. District Court for the Eastern District of Texas to the U.S. District Court for the Southern District of California. The litigation is currently ongoing, and the outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of September 30, 2025.

Warranty Obligations

With the Nevro Merger, the Company acquired warranty obligations that provide a limited one to five-year warranty and warrants that its products will operate substantially in conformity with product specifications. The Company records an estimate for the provision for warranty claims in cost of revenue when the related revenues are recognized. This estimate is based on historical and anticipated rates of warranty claims, the cost per claim and the number of units sold. The Company regularly assesses the adequacy of its recorded warranty obligations and adjusts the amounts as necessary. Activities related to warranty obligations were as follows (in thousands) for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$3,021	$—	$—	$—
Acquired in Nevro Merger	—	—	3,083	—
Provision for Warranty	637	—	1,549	—
Utilization	(628)	—	(1,602)	—
Ending Balance	$3,030	$—	$3,030	$—

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Keith Pfeil, Chief Executive Officer, is identified as the CODM who determines resource allocation, investing activities, and performance assessment as of September 30, 2025. The CODM uses revenue, gross profit and operating income to assess financial performance of the segments and make key operating decisions. Our CODM does not evaluate operating segments using asset or liability information.

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

The following table represents total segment revenue, significant segments expenses and other expenses for the three and nine months ended September 30, 2025, and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales	$769,048	$625,705	$2,112,511	$1,862,062

Cost of Sales and Operating expenses:
Cost of sales	(215,495)	(181,673)	(595,033)	(532,319)
Amortization of inventory fair value step-up (a)	(6,957)	(60,756)	(12,973)	(168,097)
Depreciation related to cost of sales	(30,080)	(28,085)	(88,689)	(71,626)
Research and development employee-related cost	(27,034)	(27,675)	(82,567)	(92,237)
Research and development other (b)	(11,033)	(7,705)	(28,516)	(38,109)
Selling, general and administrative employee-related cost	(222,334)	(184,847)	(648,687)	(561,028)
Selling, general and administrative other (c)	(55,532)	(44,246)	(160,413)	(130,014)
Provision for litigation	(28,260)	676	(24,353)	(628)
Acquisition-related costs	2,713	3,617	(31,500)	(12,535)
Amortization of intangibles	(29,843)	(30,076)	(88,834)	(89,461)
Other segment expenses (d)	(6,293)	(17,407)	(37,448)	(59,154)

Operating income/(Loss)	138,900	47,528	313,498	106,854

Interest income/ (expense), net	1,455	(775)	3,829	(5,004)
Foreign currency transactional gain/(loss)	(161)	10,279	4,147	(5,795)
Bargain purchase gain	3,800	—	114,361	—

Income/(loss) before income taxes	$143,994	$57,032	$435,835	$96,055
(a) Amounts primarily related to inventory step up associated with the NuVasive and Nevro Mergers
(b) Amounts include In-Process Research & Development and other non-employee related costs
(c) Amounts include non-employee related costs including taxes and fees
(d) Amounts primarily include restructuring expense and credit losses

The following table represents total net sales, net by geographic area, based on the location of the customer for the three and nine months ended September 30, 2025 and 2024, respectively:

	Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
United States	$617,633	$495,789	$1,702,274	$1,478,174
International	151,415	129,916	410,237	383,888
Total	$769,048	$625,705	$2,112,511	$1,862,062

The following table represents total property and equipment, net by geographic area, based on the location of the customer as of September 30, 2025 and December 31, 2024, respectively:

	Property and Equipment, Net
	As of
	September 30,	December 31,
(In thousands)	2025	2024
United States	$515,968	$523,002
International	61,823	44,716
Total	$577,791	$567,718

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

Nevro Merger

On April 3, 2025, the Company entered into the Nevro Merger Agreement with Nevro and Palmer Merger Sub Inc, a wholly owned subsidiary of the Company (“Palmer Merger Sub”). Pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro (the “Nevro Merger”), with Nevro surviving as a wholly owned subsidiary of the Company. At the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was converted into cash in an amount equal to $5.85 per share of Nevro Common stock.

Product & Service Categories

While we group our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies, they are not limited to a particular technology, platform or surgical approach. Instead, our goal is to offer a comprehensive product suite that can be used to safely and effectively treat patients based on their specific anatomy and condition and is customized to the surgeon’s training and surgical preference.

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

Enabling Technologies

Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities and ultimately improve patient care and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine and orthopedic surgery is still in its infancy stage and consists primarily of imaging, navigation and robotic systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.

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

During the nine months ended September 30, 2025, international net sales accounted for approximately 19.4% of our total net sales. We have sold our products and services in approximately 63 countries other than the United States through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.

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

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
United States	$617,633	$495,789	$121,844	24.6%
International	151,415	129,916	21,499	16.5%
Total net sales	$769,048	$625,705	$143,343	22.9%

In the United States, the increase in net sales was $121.8 million, or 24.6%, for the three month period ended September 30, 2025. From a product standpoint, net sales increased by $131.7 million, primarily driven by Nevro sales of $83.3 million, and Musculoskeletal Solutions and Neuromonitoring sales of $48.4 million. This increase was partially offset by a decrease in domestic Enabling Technology sales of $9.9 million compared to the same period of the prior year, driven by lower unit placement.

International net sales increased by $21.5 million, or 16.5% for the three month period ended September 30, 2025. From a product standpoint, the increase was primarily driven by Nevro sales of $15.9 million and an increase in Musculoskeletal Solutions spine product sales, excluding Nevro sales of $6.0 million. From a geographic standpoint, sales in the Europe and Middle East region increased by $17.0 million, the Latin America region increased by $1.9 million, and the Asia Pacific region increased by $2.7 million.

The increase in Musculoskeletal Solutions net sales was partially offset by a decrease in Enabling Technology sales of $0.3 million, primarily driven by lower unit placement.

Cost of Sales

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Cost of sales (exclusive of amortization of intangibles)	$252,533	$270,515	$(17,982)	(6.6%)
Percentage of net sales	32.8%	43.2%

The $18.0 million or 6.6% decrease in cost of sales was driven primarily by decreased amortization of inventory fair value step-up which contributed $6.9 million from Nevro acquired inventory in the current year as compared to $60.8 million from NuVasive acquired inventory in the prior year. This decrease was partially offset by an increase due to the cost of sales from Nevro products of $32.1 million and an increase in depreciation of $2.0 million.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Research and development	$38,067	$35,380	$2,687	7.6%
Percentage of net sales	4.9%	5.7%

The $2.7 million or 7.6% increase in research and development expenses was primarily driven by an increase of $4.2 million for Nevro expenses and an increase of $1.6 million for supplies, parts used from inventory, and dues and subscriptions. This was partially offset by a decrease of $3.4 million for personnel-related expenses.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Selling, general and administrative	$313,597	$240,062	$73,535	30.6%
Percentage of net sales	40.8%	38.4%

The increase of $73.6 million or 30.6% in selling, general and administrative expenses was primarily driven by an increase of $49.1 million of expenses from Nevro and increased outside consulting fees of $1.6 million. This increase was further driven by the Pimenta litigation accrual of $29.4 million, as discussed in Note 17: Commitments and Contingences. This was partially offset by a decrease of $3.6 million of taxes and fees, $1.5 million of meeting expenses, and $1.3 million of insurance expenses.

Amortization of Intangibles

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Amortization of intangibles	$29,843	$30,076	$(233)	(0.8%)
Percentage of net sales	3.9%	4.8%

Amortization of intangibles decreased by $0.2 million or 0.8% for the three month period ended September 30, 2025 due to the acquisition of intangibles in connection with the Nevro Merger contributing $1.6 million of expense, partially offset by the finalization of amortization of other intangible assets as compared to the three months ended September 30, 2024.

Acquisition-Related Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Acquisition-related costs	$(2,713)	$(3,617)	$904	25.0%
Percentage of net sales	(0.4%)	(0.6%)

The negative expense in acquisition-related costs compared to the same period of the prior year was primarily driven by a benefit recorded of $2.7 million as the change in the fair value of business acquisition liabilities due to market conditions and the achievement of certain performance conditions in the current period, as compared to a benefit of $4.1 million as the change in the fair value of business acquisition liabilities in the prior period.

Restructuring Costs

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Restructuring Costs	$358	$5,191	$(4,833)	(93.1%)
Percentage of net sales	0.0%	0.8%

The decrease in restructuring costs of $4.8 million compared to the same period of the prior year was primarily due to lower employee termination benefit expenses from the 2024 Synergy Plan and the 2025 Strategic Integration Plan during the three months ended September 30, 2025 compared to the expenses from the 2024 Synergy Plan for the three months ended September 30, 2024.

Bargain Purchase Gain

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Bargain purchase gain	$3,800	$—	$3,800	100.0%
Percentage of net sales	0.5%	0.0%

The increase of $3.8 million was due to the measurement period adjustments to the bargain purchase gain related to the Nevro Merger as of September 30, 2025 compared to the same period of the prior year.

Other Income/(Expense), Net

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Other income/(expense), net	$2,831	$8,934	$(6,103)	(68.3%)
Percentage of net sales	0.4%	1.4%

The decrease of $6.1 million in other income/(expense), was primarily due to $0.1 million of foreign currency loss in the current period compared to a $10.3 million gain in the prior period. Additionally, there was a decrease in interest income of $4.2 million due to a lower average balance across the company’s marketable securities, cash and cash equivalents in the current period as compared to the prior period. This was partially offset by a decrease in interest expense of $6.4 million due to a smaller outstanding period of the 2025 Notes in the current period compared to the prior period and an increase of miscellaneous other income of $2.1 million primarily driven by foreign exchange.

Income Tax Provision/(Benefit)

	Three Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Income tax provision	$25,028	$5,196	$19,832	381.7%
Effective income tax rate	17.4%	9.1%

For the three months ended September 30, 2025, the increase in the effective tax rate was due to a one-time tax benefit in the prior period related to an audit settlement and the release of related uncertain tax positions of $7.2 million, as well as a lower pretax book income.

A discussion of our Results of Operations for the three months ended September 30, 2024, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30 2023.” on our Form 10-Q filed on November 5, 2024.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Net Sales

The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
United States	$1,702,274	$1,478,174	$224,100	15.2%
International	410,237	383,888	26,349	6.9%
Total net sales	$2,112,511	$1,862,062	$250,449	13.5%

In the United States, the increase in net sales was $224.1 million, or 15.2%, for the nine month period ended September 30, 2025. From a product standpoint, the increase was primarily driven by Nevro sales of $165.5 million and Musculoskeletal Solutions sales of $78.3 million. This increase was partially offset by a decrease in Neuromonitoring sales of $1.5 million. Further, there was a decrease in domestic Enabling Technology sales of $19.6 million compared to the same period in the prior year, primarily driven by lower unit placement.

International net sales increased by $26.3 million, or 6.9%, for the nine month period ended September 30, 2025. From a product standpoint, the increase was primarily driven by Nevro sales of $28.4 million. From a geographic standpoint, sales in the Europe and Middle East region increased by $25.3 million and sales in the Asia Pacific region increased by $5.8 million. This increase was partially offset by a decrease in sales in the Latin America region of $4.7 million. Enabling Technology sales decreased by $2.0 million compared to the nine months ended September 30, 2024, primarily driven by lower unit placement.

Cost of Sales

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Cost of sales (exclusive of amortization of intangibles)	$696,695	$772,042	$(75,347)	(9.8%)
Percentage of net sales	33.0%	41.5%

The $75.3 million, or 9.8%, decrease in cost of sales for the nine month period ended September 30, 2025 was primarily driven by decreased amortization of inventory fair value step-up of $155.1 million, partially offset by an increase due to the cost of sales from Nevro products of $63.9 million, and an increase in depreciation of $17.0 million.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Research and development	$111,083	$130,346	$(19,263)	(14.8%)
Percentage of net sales	5.3%	7.0%

The $19.3 million, or 14.8%, decrease in research and development expenses for the nine month period ended September 30, 2025 was primarily driven by a decrease of $18.0 million in employee-related expenses, excluding Nevro employee-related expenses, and a decrease of $12.6 million in acquired intellectual property research and development. This decrease was partially offset by an increase of $11.1 million for Nevro research and development expenses.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Selling, general and administrative	$860,018	$728,195	$131,823	18.1%
Percentage of net sales	40.7%	39.1%

The increase of $131.8 million or 18.1% in selling, general and administrative expenses was primarily driven by an increase of $109.8 million for Nevro expenses. This increase was further driven by the Pimenta litigation accrual of $29.4 million, as discussed in Note 17: Commitments and Contingences. This increase was primarily offset by a decrease in provision for litigation of $5.7 million as compared to the nine months ended September 30, 2024.

Amortization of Intangibles

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Amortization of intangibles	$88,834	$89,461	$(627)	(0.7%)
Percentage of net sales	4.2%	4.8%

Amortization of intangibles decreased by $0.6 million, or 0.7%, for the nine month period ended September 30, 2025 due to the acquisition of intangibles in connection with the Nevro Merger contributing $85.7 million of expense partially offset by the finalization of amortization of other intangible assets as compared to the nine months ended September 30, 2024.

Acquisition-Related Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Acquisition-related costs	$31,500	$12,535	$18,965	151.3%
Percentage of net sales	1.5%	0.7%

The increase in acquisition-related costs of $18.9 million compared to the same period of the prior year was primarily driven by $28.8 million of costs associated with the Nevro Merger. During the nine months ended September 30, 2024, the expenses were primarily comprised of $8.6 million of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in market conditions and the achievement of certain performance conditions.

Restructuring Costs

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Restructuring Costs	$13,905	$23,766	$(9,861)	(41.5%)
Percentage of net sales	0.7%	1.3%

The decrease in restructuring costs of $9.9 million compared to the same period of the prior year was primarily due to lower employee termination benefit expenses from the 2024 Synergy Plan and the 2025 Strategic Integration Plan during the nine months ended September 30, 2025 compared to the expenses from the 2024 Synergy Plan for the nine months ended September 30, 2024.

Bargain Purchase Gain

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Bargain purchase gain	$114,361	$—	$114,361	100.0%
Percentage of net sales	5.4%	0.0%

The increase of $114.4 million in the current period compared to the prior period was due to the bargain purchase gain related to the Nevro Merger as of September 30, 2025.

Other Income/(Expense), Net

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Other income/(expense), net	$10,998	$(9,662)	$20,660	213.8%
Percentage of net sales	0.5%	(0.5%)

The increase of $20.7 million in other income/(expense), was primarily due to a decrease in interest expense of $13.0 million due to a smaller outstanding period of the 2025 Notes in the current period compared to the prior period. Additionally, there was a $4.2 million of foreign currency gain in the current period compared to a $5.8 million loss in the prior period. Further, there was an increase of miscellaneous other income of $1.9 million primarily driven by foreign exchange. This was partially offset by a decrease in interest income of $4.2 million due to a lower average balance across the company’s marketable securities, cash and cash equivalents in the current period as compared to the prior period.

Income Tax Provision/(Benefit)

	Nine Months Ended
	September 30,		Change
(In thousands, except percentages)	2025	2024	$	%
Income tax provision/(benefit)	$38,561	$19,576	$18,985	97.0%
Effective income tax rate	8.8%	20.4%

For the nine months ended September 30, 2025, the decrease in the effective tax rate was primarily due to the Q2 2025 release of valuation allowances on certain deferred tax assets of $34.8 million and the impact of the non-taxable bargain purchase gain of $114.4 million, with no comparable event in the prior period.

A discussion of our Results of Operations for the nine months ended September 30, 2024, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30 2023.” on our Form 10-Q filed on November 5, 2024.

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

Line of Credit

In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement, an unlimited amount. Revolving Loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate (as defined in the September 2023 Credit Agreement) and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans (as defined in the September 2023 Credit Agreement) at either the Base Rate or the Daily Term SOFR Rate. The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of September 30, 2025, we have no outstanding borrowings under the September 2023 Credit Agreement, and we were in compliance with all covenants.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended		2025-2024
	September 30,		Change
(In thousands)	2025	2024	$
Net cash provided by/(used in) operating activities	$504,860	$310,299	$194,561
Net cash provided by/(used in) investing activities	(243,565)	(71,929)	(171,636)
Net cash provided by/(used in) financing activities	(692,375)	(87,429)	(604,946)
Effect of foreign exchange rate changes on cash	18,411	4,533	13,878
Increase (decrease) in cash and cash equivalents	$(412,669)	$155,474	$(568,143)

Cash Provided by Operating Activities

The higher net cash provided by operating activities for the nine month period ended September 30, 2025 was primarily the result of higher net income of $320.8 million, favorable changes in accounts receivable of $112.5 million and favorable changes in deferred income taxes of $93.2 million. This increase was partially offset by non-cash expense add backs of $286.2 million and a decrease in income taxes payable of $53.1 million. The non-cash expense was primarily a result of a decrease in amortization of inventory fair value step-up of $155.1 million, the bargain purchase gain of $114.4 million, and a $12.3 million increase in net gain from foreign currency adjustments.

Cash Used in Investing Activities

The higher cash used in investing activities for the nine month period ended September 30, 2025, was primarily due to an increased outflow of $234.9 million in acquisition related costs and an increase in purchases of marketable securities of $23.7 million, partially offset by increased sales of marketable securities of $106 million.

Cash Used in Financing Activities

The higher net cash used in financing activities for the nine month period ended September 30, 2025, was primarily the result of the repayment of the senior convertible notes of $450.0 million and increased repurchases of Class A common stock of $170.7 million, partially offset by decreased payments of business acquisition-related liabilities of $25.8 million.

A discussion of our Cash Flows for the nine months ended September 30, 2024, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Cash Flows.” on our Form 10-Q filed on November 5, 2024.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024, and there have been no significant changes to this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management has performed its assessment according to the guidelines established by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Nevro from its assessment of internal controls over financial reporting, as it was not possible to conduct an assessment of Nevro’s internal control over financial reporting in the period between the merger date and the date of management’s assessment. Nevro accounted for approximately 9.7% of total assets as of September 30, 2025 and 9.2% of revenues for the nine month period ended September 30, 2025. Based on the assessment, management has concluded that our system of internal controls over financial reporting, as of September 30, 2025, is effective.

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

The following table provides the activity related to share repurchases for the third quarter of 2025.

(In thousands except for per share prices)

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
July 1, 2025 - July 31, 2025	665	60.12	665	435,000
August 1, 2025 - August 31, 2025	—	—	—	435,000
September 1, 2025 - September 30, 2025	—	—	—	435,000
Total	665		665

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 12, 2025, Daniel T. Scavilla, former President and Chief Executive Officer, terminated a Rule 10b5-1 Trading Plan. Mr. Scavilla’s Rule 10b5-1 Trading Plan, had a term ending upon the earlier of December 31, 2025 or the sale of all shares subject to the plan. At the time of termination, the sale of 80,000 shares of Class A common stock remained authorized under the plan.

On August 25, 2025, Kyle R. Kline, Chief Financial Officer and Senior Vice President, adopted a Rule 10b5-1 Trading Plan. Mr. Kline’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of November 30, 2026 or the sale of all shares subject to the plan, provides for the sale of up to 29,324 stock options pursuant to the terms of the plan. Mr. Kline’s Rule 10b5-1 Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On September 12, 2025, Leslie V. Norwalk, Member of the Board of Directors, adopted a Rule 10b5-1 Trading Plan. Ms. Norwalk’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of September 11, 2026 or the sale of all shares subject to the plan, provides for the sale of up to 8,000 shares of Class A common stock pursuant to the terms of the plan. Ms. Norwalk’s Rule 10b5-1 Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act.

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

GLOBUS MEDICAL, INC.

Dated:	November 6, 2025	/s/ KEITH PFEIL

Keith Pfeil
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated:	November 6, 2025	/s/ KYLE KLINE

Kyle Kline
Chief Financial Officer
(Principal Financial Officer)
Senior Vice President