Form 10-K
period 2025-12-31
GLOBUS MEDICAL INC
filed 2026-02-24
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Not Applicable
(Former Address)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2025, as reported on the New York Stock Exchange, was approximately $6.6 billion.

The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of February 20, 2026 was 135,253,051 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2025, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 herein of this Annual Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

PART I
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with health epidemics, pandemics and similar outbreaks factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with laws and regulations, and any changes thereto that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, general economic conditions, successful integration of businesses that we have acquired or may acquire in the future, and other risks set forth throughout this Annual Report, including under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to update any forward-looking statements as a result of new information, events or circumstances or other factors arising or coming to our attention after the date hereof.

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
Globus is an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to address treatment challenges. With 9 product launches in 2025 and operations across 65 countries worldwide, we offer a comprehensive portfolio of innovative and differentiated technologies that are used to treat a variety of musculoskeletal conditions. Although we manage our business globally within one reportable segment, we separate our products and services into two major categories: Musculoskeletal Solutions and Enabling Technologies.
NuVasive Merger
As previously disclosed, on September 1, 2023, pursuant to that certain merger agreement (the “NuVasive Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Zebra Merger Sub”), Zebra Merger Sub, merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “NuVasive Merger”). Under the NuVasive Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time of the NuVasive Merger (other than certain excluded shares as described in the NuVasive Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus, $0.001 par value per share, and the right to receive cash in lieu of fractional shares.
Nevro Merger
As previously disclosed, on April 3, 2025, pursuant to the terms of that certain merger agreement (the “Nevro Merger Agreement”) with Nevro Corp. (“Nevro”) and Palmer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Palmer Merger Sub”), Palmer Merger Sub merged with and into Nevro (the “Nevro Merger” and, together with the NuVasive Merger, the NuVasive and Nevro Mergers”), with Nevro surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of common stock of Nevro, without interest and subject to any applicable withholding taxes.
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
During the year ended December 31, 2025, international sales accounted for approximately 19.4% of our total sales. Internationally, we sell our products through a combination of direct sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces, as well as through the commercialization of additional products.
Strategy
Our goal is to become the market leader in providing innovative solutions to promote healing in patients with musculoskeletal disorders. To achieve this goal, we employ the following business strategies:
•Leverage our integrated product development engine. We plan to continue developing new products, using the capabilities of our product development engine. We believe our team-oriented and highly-integrated development approach, active surgeon input, and demonstrated performance position us to maintain a rapid rate of new product launches. We launched 9 new products in 2025, including Excelsius XR® to further expand our Excelsius® ecosystem and RelineTM 3D Towers increasing our spinal products portfolio. We have a range of new products in various stages of development and expect to continue to regularly launch new products.
•Increase the size, scope and productivity of our exclusive U.S. sales force. We believe there is significant opportunity for us to further penetrate existing markets, and to enter new markets, by increasing the size and geographic scope of our exclusive U.S. sales force for Musculoskeletal Solutions. Through the NuVasive and Nevro Mergers, we have significantly grown our U.S. sales force. We expect to continue to increase the number of our direct and distributor sales representatives in the U.S., to expand into new geographic territories and to deepen our penetration in existing territories. We will also continue to provide our sales representatives with specialized development programs designed to improve their productivity.
•Continue to expand into international markets. As of December 31, 2025, we had an existing direct or distributor sales presence in 64 countries outside of the U.S. We expect to continue to increase our international presence through the commercialization of additional Musculoskeletal Solutions products in current markets and through the expansion of our international sales force in current and new markets.
•Pursue strategic acquisitions. The following provides a brief overview of the strategic acquisitions that we have completed since 2020.
During the second quarter of 2020, the Company acquired Synoste Oy, a Finnish engineering company that specializes in the     research and development of a limb lengthening system. During the fourth quarter of 2021, the Company acquired Capstone Surgical Technologies, LLC, a company that engages in the business of creating advanced drill and robotic surgery platforms. During the fourth quarter of 2022, the Company acquired the membership interests of Harvest Biologics LLC, which engages in the business of selling systems that produce autologous biologics.
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
In 2024, we completed a share acquisition of a biotechnology company focused on research and development for hemostasis solutions.
In the second quarter of 2025, we acquired Nevro, a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in the treatment of chronic pain. Nevro’s comprehensive HFX™ spinal cord stimulation (“SCS”) platform includes the Senza® SCS system and support services for the treatment of chronic pain of the trunk and limb and painful diabetic neuropathy. Nevro also provides minimally invasive treatment options for patients suffering from chronic sacroiliac joint pain. The Nevro Merger positions us to further add to our product portfolio with the potential to alter the standard of care in the neuromodulation space and beyond.
We intend to continue to selectively pursue acquisitions and alliances that complement our strategic plan and provide innovative technologies, personnel with significant relevant experience, or increased market penetration. We regularly evaluate possible acquisitions and strategic relationships and believe that our resources and experience make us an attractive acquirer or partner.
The Globus Solution
We believe that our focus on actively listening and responding to the needs of our customers with high quality solutions separates us from our industry peers. Since 2003, we have introduced many products, including 9 products in 2025, designed for the treatment of musculoskeletal disorders. Given our robust product portfolio of unique and differentiated products, as well as the numerous disruptive products in various stages of development, we believe we are well positioned for growth in the musculoskeletal markets we operate in.
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
Musculoskeletal Solutions
Our Musculoskeletal Solutions consist primarily of implantable devices, biologics, accessories, unique surgical instruments, spinal cord stimulation treatment therapy, and neuromonitoring services, used in an expansive range of spinal, orthopedic and neurosurgical procedures. Musculoskeletal disorders are a leading driver of healthcare costs worldwide. Disorders range in severity from mild pain and loss of feeling to extreme pain and paralysis. These disorders are primarily caused by degenerative and congenital conditions, deformity, tumors and traumatic injuries. Treatment alternatives for musculoskeletal disorders range from non-operative conservative therapies to surgical interventions depending on the pathology. Conservative therapies include bed rest, medication, casting, bracing, and physical therapy. When conservative therapies are not indicated, or fail to provide adequate quality of life improvements, surgical interventions may be used. Surgical treatments for musculoskeletal disorders can be instrumented, which include the use of implants, or non-instrumented, which forego the use of hardware but may include biologics. Our spinal cord stimulation treatment therapy uses neuromodulation technology delivered by an implantable device that delivers electrical impulses to treat chronic pain. Our neuromonitoring services use proprietary software-driven nerve detection and avoidance technology and include IONM services to aid spine surgery.
Our broad spectrum of spine products addresses the vast majority of conditions affecting the spine including degenerative conditions, deformity, tumors, and trauma. With 20 years in this competitive market, we provide comprehensive solutions that facilitate both open and minimally invasive surgery (“MIS”) techniques. This includes traditional fusion implants such as pedicle screw and rod systems, plating systems, intervertebral spacers and corpectomy devices. We believe we pioneered innovative expandable solutions for interbody fusion, corpectomy and interspinous fixation that allow intraoperative customization of our devices to the patient’s anatomy, eliminating sequential trialing and potentially saving surgical time. We have also developed treatment options for motion preservation technologies, such as dynamic stabilization, total disc replacement and interspinous distraction devices, as well as interventional solutions to treat vertebral compression fractures. Our biologic solutions include regenerative biologic products such as allografts and synthetic alternatives that are adjunctive treatments typically used in combination with stabilizing implant hardware.
Our orthopedic trauma solutions are designed to treat a wide variety of orthopedic fracture patterns and patient anatomies in the upper and lower extremities as well as the pelvis and hip. Our orthopedic trauma portfolio spans core procedural categories including limb reconstruction, fracture plating, intramedullary nailing, external fixation, and compression screw technologies, anchored by the PRECICE™ limb reconstruction platform and the ANTHEM™ fracture plating system. These offerings – supported by intramedullary nailing solutions for the hip, femur, and tibia, along with external fixation and cannulated screw technologies – form our ecosystem. We began marketing these products in 2018 and intend to grow our presence in this field.
Our hip and knee arthroplasty solutions for the treatment of degenerative conditions or failed previous reconstruction have a long history of clinical use. We have marketed a variety of implants to date, including partial hip systems, primary hip systems, which include modular cemented and cementless hip stems, acetabular cups, femoral heads and highly cross-linked liners for hip arthroplasty, as well as partial knee systems, cruciate retaining, posterior stabilized, and revision options for knee arthroplasty.
Our spinal cord stimulation services for the treatment of chronic pain include the HFX™ SCS platform, featuring proprietary 10kHz Therapy™, for chronic back and limb pain, including conditions like failed back surgery syndrome, non-surgical refractory back pain, and painful diabetic neuropathy, providing non-pharmacological relief through advanced systems. We provide patient support and physician tools, delivering high-frequency stimulation without paresthesia and supporting diverse therapies to better patient outcomes.
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

Enabling Technologies
Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care and reduce radiation exposure for all involved, by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine, cranial and orthopedic surgery is still in the infancy stage and consists primarily of INR systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.
Our INR solutions include the ExcelsiusGPS® platform, which is a robotic guidance and navigation system that supports minimally invasive and open procedures with screw and interbody spacer placement applications. The ExcelsiusGPS® platform has a modular design that we expect will serve as a foundation for future clinical applications using artificial intelligence (“AI”) and augmented reality. Also, in 2018, we acquired Nemaris Inc., the company that developed and marketed Surgimap®, a leading surgical planning software platform. Surgimap®’s intuitive, patient-specific surgical planning and cloud-based infrastructure includes predictive algorithms and visual guides that enable healthcare professionals to plan and simulate surgical treatment of complex deformities. The software also enables medical professionals to share medical imaging technology globally to improve procedural workflow and patient care. In 2022, we launched Excelsius3D™, which when combined with the ExcelsiusGPS® robotic navigation system, provides a superior intraoperative, image-guided robotic navigation solution that is designed to improve implant placement accuracy, lower radiation exposure, and shorten operative times. This highly maneuverable and intuitive imaging platform offers three imaging modalities, position memory, and a large field of view. In 2024, we launched the ExcelsiusHub® and the ExcelsiusFlex®. The ExcelsiusHub® provides real-time patient array monitoring, tissue sparing drills, and registration flexibility to elevate the safety of spine navigation. The ExcelsiusFlex® is a total knee arthroplasty robotic solution with imageless and computed tomography-based registration workflows. It was designed to give ergonomic control to the surgeon with enhanced feedback and visibility. In 2025, we launched the ExcelsiusXR® to further expand our Excelsius® ecosystem. The ExcelsiusXR® is a wearable extended reality navigation headset designed to seamlessly blend visualization and control through a cockpit-like experience, to provide the surgeon with increased focus on the patient through enhanced ergonomics and uninterrupted workflows.
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
The markets in which we operate are subject to rapid technological advancements. We must constantly improve existing products and introduce new products. Accordingly, we have made significant investments in our product development and research capabilities.
Sales and Marketing
We market and sell our products primarily through our exclusive global sales force. As of December 31, 2025, we had a direct or distributor sales presence in the U.S. and in 64 other countries. We have dedicated spinal implant, orthopedic trauma and Enabling Technologies sales teams in place. We sell our hip and knee products primarily through independent sales agents. We expect to continue to increase the number of our direct and distributor sales representatives in each of these areas, both in the U.S. and internationally, to expand into new geographic territories and to deepen our penetration in existing territories. We believe the expansion of our U.S. and international sales forces provides us with significant opportunities for future growth as we continue to penetrate existing geographic markets and enter new ones.
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
Competition
We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, and Smith + Nephew. Alphatec Holdings, Orthofix, Integra LifeSciences, ZimVie, VB Spine, Boston Scientific and other smaller public and private companies are also competitors of ours. At any time, these or other market participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain regulatory clearance or approvals for competing products more rapidly than we can.
We compete in the marketplace to recruit and retain qualified scientific, management, and sales personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business.
Manufacturing and Supply
We have greatly expanded our dedicated in-house manufacturing capabilities. Our implant products are manufactured in our facilities in Eagleville, Pennsylvania, Limerick, Pennsylvania and West Carrollton, Ohio. Most of our regenerative biologic products are processed in our facilities in San Antonio, Texas, and in Audubon, Pennsylvania. The Excelsius® robotic systems are assembled in our facility in Methuen, Massachusetts. Through the Nevro Merger our spinal cord simulation products such as the HFX™ SCS platform including the Senza® SCS, are manufactured in our Costa Rica facility.
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
We, and our third-party manufacturers, are subject to the quality system regulations of the FDA, state regulations (such as the regulations promulgated by the California Department of Health Services), and regulations promulgated by foreign regulatory bodies (such as in the European Union (the “EU”)). For tissue products, we are FDA-registered and licensed in the states of California, Delaware, Florida, Illinois, Maryland, New York, and Oregon. For our device implants and instruments, we are FDA-registered, California-licensed, Conformité Européenne (“CE”)-marked and ISO-certified. CE, an acronym for “Conformité Européenne” or European Conformity, is the conformity marking demonstrating that a device meets the necessary regulatory requirement and can be commercially distributed throughout the EU. Our facilities and the facilities of our third-party manufacturers are subject to periodic announced and unannounced inspections by regulatory authorities and may undergo compliance inspections conducted by the FDA, state, and/or international regulatory agencies or equivalent bodies for, among other things, conformance to Quality System Regulations and Current Good Manufacturing Practice requirements as well as separate foreign or international standards.
We work closely with our suppliers to ensure that our inventory needs are met while maintaining high quality and reliability. We believe our supplier relationships and facilities will support our capacity needs for the foreseeable future. A majority of our product inventory is held primarily with our sales representatives and at hospitals throughout the U.S. We stock inventory in our warehouse facilities and retain title to consigned inventory, which is maintained with our field representatives and hospitals, in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times, and quantities required to maintain service levels.
Surgical Instrument, Implant Sets and Equipment Sales
For many of our customers, we provide surgical instrumentation sets, including both implants and instruments, as well as our IONM systems in a manner tailored to fulfill our customers' obligations to meet surgery schedules. We do not generally receive separate economic value specific to the surgical instrument sets from the surgeons or hospitals that utilize them. In many cases, once the surgery is finished, the surgical instrument sets are returned to us, and we prepare them for shipment to meet future surgeries.
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
In certain cases, we will sell either surgical instruments, implant sets or both to our customers. While this does not constitute a material component of our business, as customer penetration and volume increases, these sales of sets allow our customers to increase the amount of surgical volume performed locally. Additionally, we offer flexibility to customers for our capital equipment within our Excelsius® ecosystem by offering capital sales and leasing arrangements.
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
As of December 31, 2025, we owned 3,374 issued U.S. patents (3,333 utility patents; 41 design patents) and had applications pending for 832 U.S. patents (all utility patents), and we owned 2,311 issued foreign patents and had applications pending for 401 foreign patents. Our issued patents expired or will expire between March 2015 and December 2044.
Our trademark portfolio contains 984 registered trademarks and 199 pending trademarks. Our portfolio includes domestic and foreign trademarks with associated logos and tag lines.

Third-Party Coverage and Reimbursement
We expect that sales volumes and prices of our Musculoskeletal Solutions products, including spinal implant, orthopedic trauma, hip and knee arthroplasty, regenerative biologics, advanced technology products, IONM services and spinal cord stimulation services, may grow to be more dependent on the availability of coverage and reimbursement from third-party payors, such as state and federal programs including Medicare, Medicaid and workers’ compensation, as well as private insurance plans including Blue Cross Blue Shield plans and commercial insurers. Reimbursement is dynamic and is contingent on coding for given services or procedures, coverage by third-party payors, and adequate payment for the services or procedures.
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
The Centers for Medicare and Medicaid Services (“CMS”) and the National Center for Health Statistics are jointly responsible for overseeing changes and modifications to International Classification of Diseases, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”) procedure codes used by all providers, including physicians and facilities, for reporting patient diagnosis(es) and hospitals for reporting inpatient procedures. The granularity and specificity of the ICD-10-CM/PCS coding system may impact reimbursement in the future, particularly hospital inpatient reimbursement. Physician and hospital coding is subject to change, which could impact coverage and reimbursement and thus potentially impact physician practice behavior.
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
In international markets, reimbursement and healthcare payment systems vary significantly by country and some countries have instituted price ceilings on specific product lines or other mechanism that may limit the profits that we can make from the sale of our products. There can be no assurance that our products will be accepted by third-party payors, that coverage and reimbursement will be available or, if available, that the third-party payors’ coverage and reimbursement policies will not adversely affect our ability to sell our products profitably.
In the U.S., as a result of healthcare reform, third-party payors are increasingly required to demonstrate they can improve quality and reduce costs; accordingly, we see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence required for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out–of-pocket costs for medical coverage, which may lead patients to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the U.S. over the next decade.
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
FDA Premarket Clearance and Approval Requirements for Medical Devices
Unless an exemption applies (as is usually the case with instruments not intended for implantation), each medical device we wish to introduce within interstate commerce in the U.S. requires pre-authorization by the FDA either via 510(k) clearance, premarket approval (“PMA”), de novo classification request grant or, in less frequent occasions, via Humanitarian Device Exemption (“HDE”) approval. The FDA classifies medical devices into three classes based on risk, with devices deemed to pose low or moderate risk are placed in either Class I or II, respectively. Unless determined as exempt from premarket notification, Class I and II devices generally require the manufacturer to submit to the FDA a 510(k) premarket notification seeking permission for commercial distribution. The FDA will clear the 510(k) notification if the device manufacturer demonstrates that the subject device is, substantially equivalence to another legally U.S. marketed medical device, known as a “predicate device”. If a manufacturer cannot establish that a new or modified product is substantially equivalent to a predicate device, the 510(k) notification will be rejected, and the manufacturer may be required to seek premarket approval through the PMA or de novo process (as discussed below). The FDA has exempted certain low risk Class I and II devices from this 510(k) pre-authorization requirement. Those Class II devices that are 510(k)-exempt remain subject to the premarket requirements for Design Controls (compliance to which must be documented internally); however, most Class

I devices are exempt from Design Controls (with limited exemptions). Devices deemed by the FDA to pose the greatest risk to patients, such as life-sustaining, life-supporting or implantable devices are designated as Class III, which typically requires approval of a PMA application. A PMA application is the most burdensome type of medical device application, requiring the manufacturer to demonstrate the device is safe and effective for its intended use and typically requires conduct and submission of human clinical trials with high costs and uncertain outcomes. Novel/unclassified devices not previously formally classified by the FDA with no legally marketed predicate are considered Class III by default. If such a novel device presents low to moderate risk, a risk-based classification determination can be requested through the de novo classification request process, under which the FDA may determine that the product can be appropriately reclassified as a Class I or II device and “granted” authorization for commercialization within the U.S. For devices intended to treat or diagnose a rare disease or condition that affects fewer than 8,000 individuals per year in the U.S., to the device manufacturer may seek approval under the HDE program, which is a two-step process. For the first step, the device manufacturer must submit a request for Humanitarian Use Device (“HUD”) Designation for its device. The HUD request must include, among other things, information on the rare disease or condition the device is intended to treat or diagnose and a scientific rationale for the use of the device for the rare disease or condition. If the FDA approves the HUD request, the manufacturer may then submit an HDE application.
In some cases, data from clinical studies on human subjects is necessary to support a 510(k) notification, de novo, PMA, or HDE application. Not all 510(k) notifications require clinical data, but many de novo applications and most PMA and HDE applications do. Clinical studies on medical devices must be performed in compliance with the FDA’s Investigational Device Exemption (“IDE”) regulations. The IDE regulations include requirements for informed consent, review and oversight by an Institutional Review Board (“IRB”), investigational device labeling, clinical study monitoring, record-keeping, and reporting. For studies involving a “significant risk” device (as defined by FDA regulation), the study sponsor also must submit an IDE application to the FDA before the study can begin.
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
The Senza SCS system is a Class III device subject to review and approval through the PMA pathway. PMA applications must be supported by, among other things, valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must also include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device and proposed labeling.
Approval by the FDA of new PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. Certain other changes to an approved device also require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data.
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
•adherence to the Quality Management System Regulation (per 21 CFR Part 820) (“QMSR”), which requires stringent design, testing, control, documentation and other quality assurance procedures;
•labeling requirements and FDA prohibitions against the promotion of off-label uses or indications;
•unique device identification (UDI) requirements;
•adverse event reporting (Medical Device Reporting, or “MDR”);

•post-approval restrictions or conditions, which could include post-approval clinical trials or other required testing and periodic reporting;
•post-market surveillance requirements;
•the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market (see FDA Enforcement section below); and
•requirements relating to voluntary corrections or removals, including reporting to the FDA for such corrections and removals.
Failure to comply with applicable regulatory requirements can result in fines and other enforcement actions by the FDA, which could adversely impact our business.
Human Cell, Tissue and Cellular and Tissue-Based Products
We currently distribute a number of products processed from human tissue, some of which are manufactured by third-party suppliers. The FDA regulates human tissue products as Human Cells and Cellular and Tissue-Based Products (“HCT/Ps”). Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices or biologics in addition to the regulatory requirements under 21 CFR Parts 1270 and 1271. Section 361 HCT/Ps do not require premarket authorization (510(k) clearance, PMA approval, or other pre-market approvals) from the FDA before marketing. Tissue banks that handle HCT/Ps must register their establishments with the FDA, list their HCT/P products with the FDA, and comply with FDA donor eligibility and screening requirements, current Good Tissue Practice (“CGTP”), product labeling requirements, and postmarket reporting requirements for HCT/Ps.
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
•import alerts;
•fines, injunctions and civil penalties;
•recall or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing our request for review of 510(k), de novo, PMA or HDE applications for new or modified products;
•withdrawal of 510(k) clearance(s), de novo grant(s), PMA or HDE approval(s) that are already issued;
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

On July 16, 2024, Globus Medical, Inc. received a warning letter from the FDA following an inspection of our facilities in Audubon, Pennsylvania. In the warning letter, the FDA cited deficiencies in the response letters sent by the Company to the FDA following the Form 483, List of Investigational Observations, which was delivered to the Company in connection with the inspection that occurred from February 15, 2024, until March 7, 2024. The letter describes observed non-conformities in establishing and maintaining product complaint procedures, including complaint investigations, risk reconciliation, and Medical Device Report procedures including timely reporting, pertaining to the ExcelsiusGPS® robotic system. The letter did not identify any safety concerns with the use of the ExcelsiusGPS® robotic system, nor did it raise any issue with the manufacturing process. We responded to the FDA’s warning letter on August 2, 2024, provided periodic updates to the FDA on our progress, and notified the FDA of actions completed to resolve the observations. As of February 24, 2026, this warning letter remains open.
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
International
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive country-specific device safety and quality regulations. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance, approval or grant, and the requirements may differ. The EU/European Economic Area (“EEA”) requires a CE mark in order to place medical devices “on the market”. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept, or recognize CE or FDA authorizations (clearance, approval or grant) in certain circumstances. Other countries, such as Brazil, Canada, Switzerland and Japan, require separate region-specific regulatory filings.
In the EEA, the EU has adopted the EU Medical Device Regulation 2017/745 (“MDR”), which replaces the previous EU Medical Device Directive (Council Directive 93/42/EEC) (“MDD”), and imposes stricter requirements for marketing and sale of our medical devices, including new clinical evaluation, quality systems, and post-market surveillance requirements. Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which medical devices cannot be commercialized in the EEA. To demonstrate compliance with the relevant requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. The method of assessing conformity varies depending on the classification of the product, but typically involves a combination of self-assessment by the manufacturer and a third-party assessment by an accredited “Notified Body”. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review of the manufacturer’s product. All medical device companies intending to manufacture and/or market products in the EEA (including Globus), will be required to comply with requirements of the MDR, which increased technical documentation requirements, imparted more labeling obligations of higher risk devices, and altered the classification of some of our products. However, given the increase in the requirements and transition provisions that have been put in place, most devices that are CE-marked under the previous MDD may continue to be marketed in the EU under certain conditions until December 2027 for Class III and IIb implantable devices; 2028 for other Class IIb, IIa and Class I devices which require involvement of a Notified Body in the conformity assessment, at which time these products must comply with the MDR. MDD compliant products intended to be placed on the market after May 2024 must meet certain conditions and be under contract with an MDR accredited Notified Body and in compliance with Transitional Provisions.
Additionally, in the EEA, the procurement, testing, processing, preservation, storage and distribution of human tissues and cells is subject to the requirements of the laws of individual EEA Member States implementing Directive 2004/23/EC, Directive 2006/17/EC and Directive 2006/86/EC. In May 2024, a new regulation 2024/1938/EU was adopted on substances of human origin that seek to harmonize the requirements across the EU.
Further, the advertising and promotion of our products in the EEA is subject to limited provisions under the MDD, MDR, and the laws of individual EEA Member States implementing Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State laws and industry codes governing the advertising and promotion of medical devices. These laws and codes may limit or restrict the advertising and promotion of our products to the general public in certain countries and may impose limitations on our promotional activities with healthcare professionals.
In addition to the presiding MDD and MDR outlined above, we must also comply with EU / EEA laws, directives, regulations and recognized standards as applicable to the devices we produce. These requirements can include all facets of healthcare, including environmental compliance, product stewardship, technical considerations, material of manufacture, and labeling availability. Below is a non-exhaustive list of requirements that apply to devices within our portfolio and to which we must demonstrate some degree of compliance (each as may be amended by the relevant authorities from time to time):
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
In addition to compliance with these statutes, we must also comply with national laws of individual sovereign nations (i.e. Member States), in particular relation to supply and distribution within respective Member States, or national rules that may implement the above EU-wide legislation.
Following a national referendum and enactment of legislation by the government of the United Kingdom (“UK”), the UK formally withdrew from the EU and ratified a trade and cooperation agreement with the EU governing its future relationship with the EU. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework, including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and the regulatory framework for medical devices is set out in a range of legislative instruments, some of which are based on EU legislation, significant uncertainty remains about how the regulatory framework in the UK will evolve and differ from the terms before withdrawal and the position in the EU. Further, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark, UK Conformity Assessed (“UKCA”), has been introduced. UK Approved Bodies, equivalent to Notified Bodies (an organization accredited by a Member State of the EEA to conduct conformity assessments) in the EU, designated by the MHRA will conduct conformity assessments against applicable requirements of the UKCA mark. Obtaining the UKCA conformity mark is optional from January 2021 and the new UK legislative framework for medical devices has not yet been finalized. However, CE conformity marking and certificates issued by Notified Bodies will continue to be recognized in the UK until June 30, 2028 for medical devices that have undergone the conformity procedure under the EU MDD and until June 30, 2030 for medical devices that have undergone the conformity procedure under the EU MDR, and the MHRA is conducting a consultation on whether this recognition should continue indefinitely. In addition, all medical devices are required to be registered with the MHRA as of January 1, 2021 in accordance with the provided grace period depending on the product risk classification and for manufacturers based outside of the UK, a single UK Responsible Person with a place of business in the UK must be established. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.
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
We are subject to announced and unannounced device inspections by Notified Bodies, as well as other regulatory agencies overseeing the implementation and adherence of applicable regulations. These inspections may include our suppliers’ facilities.
Sales and Marketing Commercial Compliance
The U.S. federal Anti-Kickback Statute and its implementing regulations prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for, to induce or to reward either the referral of an individual, or the purchase, order or recommendation of, any good or service paid for under federal healthcare programs such as the Medicare and Medicaid programs. The term “remuneration” has been interpreted broadly to include anything of value. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Affordable Care Act (the “ACA”) modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation is a per se false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”). State anti-kickback laws have similar prohibitions.
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government; knowingly making, or causing to be made, a false statement to get a false claim paid; or knowingly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Violations of the federal Anti-Kickback Statute and off-label promotion have been pursued by the Department of Justice (the “DOJ”) and the Department of Health and Human Services (“HHS”) as violations of the FCA. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. Lawsuits under the FCA often are initiated by Relators on behalf of the government. Relators are incentivized to pursue claims against manufacturers and providers by the potential to share in any monetary recoveries by the government in litigation or as part of a settlement, which can be significant. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into hundreds of millions of dollars. Judgment for violating the civil FCA may result in exclusion from participation in federal health care programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA.
Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Legislation periodically is introduced in the United States Congress that would broaden the applicability of the FCA and implement other changes that would not be favorable to defendants in FCA cases. If enacted, the government and Relators could assert that such legislation applies to any pending FCA cases, even those filed under prior to the date of enactment. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and physician self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil and criminal sanctions.
Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud or to obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery of or payment for healthcare benefits, items or services.
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
The Physician Payments Sunshine Act of 2009 (the “Sunshine Act”) was enacted into law in 2010 and requires public disclosure to the U.S. government of certain payments and other transfers of value to U.S.-licensed physicians (defined to include doctors of medicine and osteopathy, dentists, optometrists, podiatrists, and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse-midwives, and to U.S. teaching hospitals, including in-kind transfers of value such as educational items or meals. Ownership and investment interests by physicians and their immediate family members also must be reported. The Sunshine Act also provides penalties for non-compliance. The Sunshine Act requires that we file an annual report on March 31 of a calendar year for the payments and other transfers of value incurred for the prior calendar year. This law, along with applicable individual state reporting, compliance programs, gift ban and marketing program requirements, such as in Massachusetts and Vermont, increases the possibility that a company may run afoul of one or more of the requirements. Also, we must comply with a variety of other laws outside of the U.S. that impose extensive tracking and reporting requirements related to transfers of value provided to certain healthcare professionals.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions, such as the UK’s Bribery Act, generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials and (in the case of the Bribery Act) private sector decision makers for the purpose of obtaining or retaining business. Because of the predominance of government-owned or-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore potentially subject to such laws. Notwithstanding initial announcements by the current U.S. administration regarding FCPA enforcement priorities global enforcement of anti-corruption laws has increased considerably in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant fines and penalties against companies and individuals. It is our policy to implement safeguards to educate our employees and agents on these legal requirements and prohibit improper practices. The government may seek to hold us liable for FCPA violations committed by companies that we acquire and by certain of our vendors, contractors, and agents, including our independent distributors. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, penalties, imprisonment of current or former employees, and exclusion from participation in governmental healthcare programs.
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
As of December 31, 2025, we had over 6,000 employees worldwide, including sales and marketing, product development, operations, general administrative and accounting, both domestically and internationally. Except for one market outside of the U.S. where employees are subject to a collective bargaining agreement, our workforce is not unionized. We value our positive relationship with employees and strive to maintain a collaborative and supportive environment.
Compensation and Benefits
We are committed to providing competitive compensation and benefits to support our employees as they contribute to our mission of becoming the global leader in musculoskeletal technology. Our comprehensive benefits package for eligible employees includes:
•Competitive pay and annual incentive awards;
•Bonus opportunities tied to individual and Company performance;
•Comprehensive health and wellness programs;
•Retirement benefits; and
•Paid time off and sick leave.
These offerings are tailored to promote a culture of health, well-being, and work-life balance for employees and their families.
Talent Development
We believe that success comes from investing in our people and ensuring our workforce is aligned with our mission and values. To achieve this goal, we devote time and resources to assist our employees in being familiar with our business, industry, and product offerings. We have developed a robust onboarding program for our newly-hired employees that provides a comprehensive overview of our product portfolio and Company history. We put an emphasis on training our employees and sales representatives to understand our business, including the underlying medical conditions that our products treat. In addition, we strive to support our teams in the areas of professional development, mentoring, engagement, and health and wellness, enabling them to do their best work as they grow their careers. To support long-term growth, we encourage employees to partner with their managers to create Individual Development Plans tailored to their career aspirations. We continue to offer training programs for current leaders and to develop emerging talent, both in leadership roles and as individual contributors. These programs reinforce our commitment to talent development and to providing opportunities for employees to achieve their career goals.
Employee Engagement and Communication
Our success depends on our employees understanding our strategy, as well as our annual goals and priorities. This is accomplished through a number of channels, including a global intranet and sales enablement platform, regional and functional meetings, and quarterly updates in global Town Halls with leadership. We value open and direct communication with our employees about their experiences. We use a variety of channels to obtain employee feedback, including open forums with leadership. Each year, the input received through these mechanisms is used to help strengthen our culture and improve employee engagement.
Culture
We recognize the value associated with fostering a work environment that is inclusive and believe that varied backgrounds and experiences stimulate innovation, enhance our understanding of the needs of our customers, and ultimately deliver better results for our stakeholders. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued. Our HR and talent teams actively support professional development opportunities for employees across all demographics.
Health, Safety, and Wellness
We are committed to safeguarding the health, safety, and well-being of our employees, customers, and communities. Our Environmental, Health & Safety team spearheads global initiatives to:
•Develop safety practices and procedures;

•Conduct training programs and annual safety campaigns; and
•Monitor compliance to reduce and ultimately eliminate serious injuries.
Our programs also emphasize corporate compliance, recycling, hazardous waste management, and emergency preparedness.
Community
Our employees and sales representatives have a long history of providing support and care to our communities, donating time, resources and funds to local causes. Since 2009, we have leveraged our expertise in spine care to give back to local and global communities through Globus Cares, our 501(c)(3) nonprofit organization. This organization supports life-changing spine surgery for individuals around the world with limited access to high quality medical treatment by working with surgeons to advance the quality of spine care in disadvantaged communities. In addition, through our grants program, we support medical research and education, charitable and philanthropic endeavors. We contribute to charitable causes, including shelters, food banks, and breast cancer research. We are proud to operate responsibly and prioritize community engagement as part of our broader mission.
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
•Our sales and operating results may be negatively affected, and we may not grow if we are unable to compete successfully.
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
•The increasing utilization of AI in the medical device and healthcare industries presents novel obstacles and risks to our business.
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
•There may be future changes in legal and regulatory requirements, and changes impacting the federal workforce and agency policies may impact our operations and product development.
•Modifications to our products may require new 510(k) or de novo clearances, HDEs, PMAs or PMA supplements.
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
Risks Related to our Financial Results and Need for Financing
•We will need to generate significant sales to remain profitable.
•We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our results of operations.
•Our quarterly and annual operating results may fluctuate significantly.
•The availability of funding under existing credit arrangements may be limited, and our cash and cash equivalents are subject to volatility.
•Our future capital needs are uncertain, and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.
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
•Our Board of Directors (the “Board”) is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
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
Risks Relating to Our Acquisitions
•We are subject to risks arising from our acquisitions of or our investments in new or complementary businesses, products or technologies.
•Integrating acquired businesses into Globus may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of such acquisitions, which may adversely affect the Company’s business results and negatively affect the value of the Company’s Class A common stock.

Risks Related to Our Business and Our Industry
To be commercially successful, we must convince surgeons and hospitals that our products are an attractive alternative to our competitors’ products and that our Enabling Technologies and Musculoskeletal Solutions products are an attractive alternative to existing surgical treatments of musculoskeletal disorders.
Surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. Hospitals, however, are increasingly involved in the evaluation of products and product purchasing decisions. In order for us to sell our products, we must convince surgeons and hospitals that our products are attractive alternatives to competing products for use in procedures. Acceptance of our products depends on educating surgeons and hospitals as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing surgeons and hospitals of the merit of our products or educating them on the use of our products, they may not use our products, and we will be unable to increase our sales and sustain growth or profitability.
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
If we are unable to convince surgeons and hospitals to use our products, or long-term data does not show the benefits of using our products, we will not achieve expected sales or sustain our growth, and our financial condition and results of operations may be adversely affected.
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
Future action by CMS (which administers the Medicare program and provides oversight and funding to state Medicaid programs), other government agencies or private payors may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payors may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third-party payors and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers.
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
To the extent we sell our Musculoskeletal Solutions products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance and generally have lower prices and more restrictive reimbursement conditions than in the U.S. Our Musculoskeletal Solutions products may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.
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

We operate in a very competitive business environment and if we are unable to compete successfully against our existing or potential competitors, our sales, operating results, and growth may be negatively affected.
Our industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We believe that our significant competitors are Medtronic, DePuy Synthes, Stryker, Zimmer Biomet, Smith + Nephew and VB Spine. Alphatec Holdings, Orthofix, Integra LifeSciences, ZimVie, Boston Scientific and other smaller public and private companies are also competitors of ours. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of musculoskeletal disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our musculoskeletal surgery products, sales of our products could be negatively affected, and our results of operations could suffer.
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
Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel, and if we do not successfully manage the transition associated with the resignation of our former chief executive officer and the appointment of our new chief executive officer, it could have an adverse impact on our business.
We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our Executive Chairman, David C. Paul, and our Chief Executive Officer, Keith W. Pfeil. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Though members of our sales force generally enter into non-compete agreements that restrict their ability to compete with us, most of the members of our executive management team are not subject to such agreements. Accordingly, the adverse effect resulting from the loss of certain executives could be compounded by our inability to prevent them from competing with us.
Additionally, during 2025, Daniel Scavilla, our former Chief Executive Officer, resigned from the Company and was replaced by Mr. Pfeil, who had previously served as the Chief Operating Officer and Chief Financial Officer. Although the Board is confident in the leadership of Mr. Pfeil, leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to the Company’s business. Accordingly, if we do not successfully manage the transition, it could have an adverse impact on our business.
The safety and efficacy of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe and effective than initially thought.
Many of our products we currently market in the U.S., have either received pre-market clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) or are exempt from pre-market review. The FDA's 510(k) clearance process, and similar regulatory processes in other countries, requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. Additionally, for most products launched to date, we have not been required to complete long-term clinical studies in connection with the sale of our products outside of the U.S. market. Our SECURE-C® Simplify® Cervical Artificial Disc products and the Senza® SCS system were prospectively studied through a seven-year postoperative clinical study as part of the Postmarket Approval process. We were also granted FDA Approval for the REFLECTTM Scoliosis Correction System, as our first product approved under an HDE, without receiving premarket clearance under 510(k) of the FDCA or via PMA review. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of many of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from sustaining our profitability.

Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to voluntary or mandatory product recalls or corrections, product seizures, suspension or withdrawal of FDA clearance or approval, and significant legal liability or harm to our business reputation.
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
We continue to introduce new products and services related to the ExcelsiusGPS® platform and orthopedic trauma products. Additionally, in 2025 we launched Excelsius XR®. We will need to convince a new audience of surgeons and hospital personnel that our new products are attractive alternatives to competing products for use in applicable procedures. If we are not successful in convincing surgeons and hospitals of the merit of new products or educating them on their use, our sales and operating results may be negatively affected and we may not grow as quickly as we anticipate.
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
Although our IT Systems are protected by reasonable physical, technical, and administrative safeguards, they are still vulnerable to system malfunction, computer viruses, and cybersecurity breaches – including ransomware, phishing DDoS, malware, brute force, insider threats, and other cyber-attacks and security incidents. These events could lead to the unauthorized access to IT Systems maintained by us or our service providers or customers and result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, patients, partners, customers, or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world, including countries that engage in state-sponsored cyber-attacks. The risk of cyber-attacks is further enhanced by the rapidly evolving nature of technology, including but not limited to, the use of AI. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. If our information technology systems are compromised, we could be subject to fines, damages, litigation and enforcement actions and we could lose PII, PHI, trade secrets or other confidential information, the occurrence of which could harm our reputation, business, results of operations and financial condition.
Our IT Systems, and those of third parties with whom we contract, also require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology. The failure of our information technology systems to perform as we anticipate or our failure to effectively implement new systems could disrupt our operations and could result in decreased sales, increased overhead costs, excess inventory and product shortages, all of which could have a material adverse effect on our reputation, business, results of operations and financial condition.
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
Outside of the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries we serve relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the EU, stringent data protection and privacy rules impact the use of patient data across the healthcare industry. The GDPR applies across the EU, with similar requirements applying to the UK and European Economic Area countries, and includes, among other things, a requirement for prompt notice of data breaches in certain circumstances. Data protection authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity for compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious violations. Within the U.S., a number of states have enacted more onerous privacy laws, such as the California Consumer Privacy Act (the “CCPA”), which also impose stricter privacy requirements and are enforced by state attorneys general and other state agencies and may allow for private litigation in some circumstances. Any investigations or any other government actions related to the GDPR, CCPA, and other privacy laws may be costly to respond to, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices. Private litigation, including class actions, related to privacy and cybersecurity issues is also on the rise in the U.S. and other countries.
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
While we are committed to the responsible and beneficial use of AI and machine learning, the use or misuse of these technologies by ourselves, our suppliers, business partners or competitors may result in new threats and challenges to our business, the nature of which is unable to be determined at this time. The failure of the Company, our business partners or suppliers to ensure that AI systems are used in a safe and secure manner may expose us to novel cybersecurity and data privacy risks, which could have a material adverse effect on our reputation, business, results of operations and financial condition.
Additionally, we may encounter increased competition in the market from companies utilizing AI systems, and we may be unable to utilize AI as effectively as our competitors. The implementation and use of our AI may lead to increase costs in varying parts of our business. As legal and regulatory requirements governing the utilization of AI are further developed, we may face increased costs or potential liability associated with operating in a competitive manner while maintaining compliance with evolving U.S. and foreign regulations governing the utilization of AI and AI systems. A failure to utilize AI as efficiently or effectively as our competitors or a failure to adopt cost-effective and compliant AI systems as quickly as our competitors could have a material adverse effect on our reputation, business, results of operations or financial condition.
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
If our Enabling Technologies products require significant amounts of service after sale or we receive a significant number of warranty claims, our costs may increase, and our financial results may be adversely affected.
Sales of certain of our Enabling Technologies products that are capital equipment typically include a warranty and maintenance obligation on our part for services for a period of twelve months from the date the equipment is installed at a customer’s facility. Customers may also purchase a supplemental service plan for technical and other services for any required service beyond the initial warranty and service period. If product warranty claims or required service under the service plans exceed our expectations, we may incur additional expenditures for parts and service. In addition, our reputation could be damaged, and our products may not achieve market acceptance and could result in reductions in sales.
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
In the U.S., all of our currently commercialized medical device products, other than SECURE-C® and Simplify® Cervical Artificial Disc and the Senza® SCS system, have either received premarket clearance under Section 510(k) of the FDCA or are exempt from PMA review. We were also granted FDA Approval for the REFLECTTM Scoliosis Correction System, as our first product approved under an HDE, without receiving premarket clearance under 510(k) of the FDCA or via PMA review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline and potentially harm our ability to compete. In addition, if the FDA disagrees with our determination that a product that we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k), de novo, or PMA and may require us to cease distribution of the product and/or recall the product unless and until we obtain 510(k) or de novo clearance or PMA. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) or de novo clearances with respect to those products. The FDA may also reclassify devices currently on the market from Class II to Class III, which could result in additional regulatory burden requiring submission and approval of a PMA prior to marketing, or could result in the FDA rescinding a 510(k) for a previously cleared device.
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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. It is also possible that, if we obtain new FDA regulatory clearances or approvals, the clearances or approvals may contain limitations on the indicated uses or may prohibit certain uses which may impact the marketability of the product.
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
Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as:
•untitled letters or warning letters;
•fines;
•import alerts;
•injunctions;
•civil penalties;

•termination of distribution;
•recalls or seizures of products or limits on our ability to sell our products in certain territories;
•increased inspections and scrutiny by regulatory authorities;
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
Our HCT/P products are subject to extensive government regulation, and our failure to comply with these requirements could cause our business to suffer.
In the U.S., we market our human tissue products as Section 361 HCT/Ps, which are not subject to FDA premarket clearance or approval requirements. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a biological license application approval or medical devices requiring 510(k) or de novo clearance or PMA approval, or New Drug Application approval. The FDA may then require that we cease marketing our human tissue products and/or recall the products unless and until we receive the appropriate clearance or approval from the FDA.
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
We and our third-party suppliers are required to comply with the FDA’s QMSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the CGTP, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and tissue-based products, record-keeping and the establishment of a quality program.
The FDA audits compliance with the QMSR and CGTP requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:
•untitled letters, warning letters, fines, import alerts, injunctions, consent decrees and civil penalties;
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
Outside of the U.S., our products and operations are also often required to comply with standards set by industrial standards bodies, such as the ISO. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. Any such action may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.
A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product or initiate a field correction if any material deficiency in a device is found. Even if voluntary, the FDA requires that a medical device manufacturer report to the FDA any corrective action or removal (recall) of a device initiated to reduce a risk to health posed by the device. A government-mandated or voluntary recall or correction by us or one of our distributors could occur as a result of risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.
In the EEA, we must comply with the requirements in the MDR and the EU Medical Device Vigilance System. Under this system, manufacturers are required to take Field Safety Corrective Actions (“FSCAs”) to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. A FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.
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
Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Examples of laws that may affect our ability to operate include:
•the Federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for, to induce or to reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;
•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other government payors that are false or fraudulent;
•HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program, regardless of whether the payor is public or private or making false statements relating to healthcare matters;
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
Possible sanctions for violation of these laws include monetary penalties and other civil and criminal sanctions, exclusion from participation in federal healthcare programs such as Medicare and Medicaid and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
We have entered into consulting, royalty and other agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arm’s length transaction on terms identical to those offered to non-referral sources or received from us as fair market value consideration for consulting services performed. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Regulators also could prohibit us from accepting payment for products ordered or recommended by these surgeons. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with surgeons who order our products to be in violation of applicable laws and we were unable to comply with applicable laws. This could subject us to criminal and civil sanctions, including criminal fines, civil monetary penalties and damages, exclusion from participation in federal healthcare programs (including Medicare and Medicaid), suspension and disbarment from government contracts, and refusal of orders under existing government contracts, disgorgement, corporate integrity agreements and deferred- or non-prosecution agreements as the result of non-compliance, the cost and impact of which could be substantial.
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
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. For example, we intend to continue to seek regulatory clearance to market our primary products in the EEA, Japan, Brazil, the UK, Canada, Australia and other key markets. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval.
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
Additionally, in the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system or changes to our devices which could affect compliance with the relevant requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity. If the assessment is not favorable, it could prevent us from selling that product in the EEA, which could adversely impact our business and results of operations. In addition, on January 1, 2021 the UK left the EU. EU CE markings for medical devices will continue to be recognized in Great Britain until June 30, 2028, and certificates issued for medical devices by EU-designated Notified Bodies will continue to be valid for the Great Britain market until June 30, 2028; however the EU no longer recognizes UK Notified Bodies, now known as Approved Bodies. The UK has given no commitment to follow the new EU medical devices legislation (Regulation EU 2017/745) and has recently consulted on the form and content of new UK legislation which may result in divergence from the EU regime.
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
As discussed in greater detail below, shifts in governmental policies including tariffs, trade policies or regulations in various jurisdictions have and could continue to increase the cost of raw materials and components necessary for our operations, disrupt supply chains and negatively impact profitability. Tariffs may increase product costs for our customers, ultimately lowering consumer demand.
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
International operations account for approximately 19.4% of our total net sales, and we intend to continue to expand our international presence. A significant portion of our foreign revenues and expenses are generated in Japan, the Euro zone, UK and Australia. As our reporting currency is the U.S. dollar, significant changes in currency exchange rates can result in increased exposure to foreign exchange effects on our consolidated results of operations. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
Tariff policies and potential countermeasures have and may continue to increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.
In 2025, the U.S. enacted the imposition of widespread and substantial tariffs on imports, which resulted in the imposition of reciprocal or retaliatory tariffs and continued tariff volatility and uncertainty. The tariffs enacted by the U.S. included a universal baseline tariff of 10%, plus an additional country-specific tariff for select countries. On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of many such tariffs was unlawful, striking down the 10% tariff, as well as the higher tariffs imposed on certain U.S. partners, including, among others, Canada, Mexico, and China. The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs. Nor does it prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. Accordingly, uncertainty with respect to the tariffs remains ongoing, and we are unable to predict what additional actions, if any, may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, which products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by any other countries in retaliation, or the impact, if any, that any such policy changes could have on our business. The potential resultant impact of the imposition of these or any other new or increased tariffs on import markets has and could further have an adverse effect on Globus’ results of operations, cash flow and financial condition.
Specifically, changes to tariffs and trade policies have and could continue to impact the cost of raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility and currency exchange rate fluctuations. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We have experienced rapid growth since our inception and increased our net sales to $2,938.9 million in 2025. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our historical or prior rate of growth of revenues, profitability or cash flows. Our future success will depend upon numerous factors, including the strength of our brand, the market success of our current and future products, competitive conditions, our ability to attract and retain our employees and our ability to manage our business and implement our growth strategy. If we are unable to achieve future growth, our business, financial condition and results of operations could be adversely affected. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase, which could adversely impact our results of operations.
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
Any lender that is obligated to provide funding to us under any now existing or future credit agreement with us may not be able to provide funding in a timely manner, or at all, when we require it. The cost of, or lack of, available credit or equity financing could impact our ability to develop sufficient liquidity to maintain or grow the Company, which in turn may adversely affect our business, results of operations or financial condition. We also manage cash and cash equivalents and short-term investments through various institutions. There may be a risk of loss on investments based on the volatility of the underlying instruments that will prevent us from recovering the full principal of our investments. Negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may also affect third-party payors and may have a material adverse effect on our stock price, business, results of operations, financial condition and liquidity.
Our future capital needs are uncertain, and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. We have entered into confidentiality agreements and intellectual property assignment agreements with our officers, employees, consultants and advisors regarding our intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of such agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Even if patents are granted outside of the U.S., effective enforcement in those countries may not be available. Since most of our issued patents and pending patent applications are for the U.S. only, we lack a corresponding scope of patent protection in other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.
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
Patent litigation is highly prevalent in the medical device industry, and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from marketing our existing or future products.
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
Further, in the course of our regular review of pending legal matters, whether we determine it is probable that a potential loss relating to a legal proceeding may have a material impact on our business, financial performance or cash position. However, estimates of probable losses are inherently uncertain, and even if we determine that a loss is probable, in accordance with authoritative accounting guidance, if we are unable to estimate the possible loss or range of loss, we do not record an accrual related to such litigation. As a result of this accounting policy, we may experience variability in our results of operations if damages for which we are found liable exceed the amounts we have accrued.
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
Risks Related to the Ownership of our Class A Common Stock
Because of their significant stock ownership, our Executive Chairman, our other executive officers, and our directors and principal stockholders will be able to exert control over us and our significant corporate decisions.
Because of their significant stock ownership, our Executive Chairman, our other executive officers, and our directors will be able to exert substantial control over us and our significant corporate decisions. Based on an aggregate of 135,055,223 shares of our Class A common stock and Class B common stock outstanding as of December 31, 2025, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 66.3% of the voting power of our outstanding capital stock. In particular, as of December 31, 2025, David C. Paul, our Executive Chairman, and his family members, controlled approximately 16.5% of our Class A common stock and Class B common stock, representing approximately 66.1% of the voting power of our outstanding capital stock as of that date.
As a result, David C. Paul has, and these persons acting together have, the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as of December 31, 2025, we had 192,602,552 shares of Class B common stock available for issuance. This amount exceeds 5% of our outstanding common stock, meaning our Board could issue Class B common stock without necessarily triggering the automatic conversion of that Class B common stock to Class A common stock that, pursuant to our charter, will occur when any holder’s shares of Class B common stock represents less than 5% of the aggregate number of all outstanding shares of our common stock, thereby further concentrating the voting power of our capital stock in a limited number of stockholders.
The interests of our executive officers, directors and principal stockholders might not coincide with the interests of the other holders of our capital stock. This concentration of ownership may harm the value of our Class A common stock by, among other things:
•delaying, deferring or preventing a change in control of the Company;
•impeding a merger, consolidation, takeover or other business combination involving the Company; or
•causing us to enter into transactions or agreements that are not in the best interests of all stockholders.
We are a “controlled company” within the meaning of the New York Stock Exchange Rules, and we take, and intend to continue to take, advantage of exemptions from certain corporate governance requirements.
David C. Paul, alone, and our management, directors and significant stockholders, collectively, beneficially own a majority of the voting power of our outstanding Class A common stock and Class B common stock. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of our directors be independent, as defined in the New York Stock Exchange rules, and the requirement that our compensation and nominating and corporate governance committees consist entirely of independent directors. We rely, and intend to continue to rely, on the “controlled company” exemption under the New York Stock Exchange rules. As a result, a majority of the members of our Board may not be independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange’s corporate governance requirements.
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
Our amended and restated certificate of incorporation and amended and restated bylaws (the “Bylaws”) contain other provisions that could delay or prevent a change of control of the Company or changes in our Board that our stockholders might consider favorable.
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
Section 203 and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer, or proxy contest involving the Company. The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction.
The Company’s Bylaws provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees.
Our Bylaws provide, to the fullest extent permitted by law, that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s stockholders; (iii) any action asserting a claim against the corporation or any director or officer or other employee of the Company arising pursuant to any provision of the General Corporation Law of Delaware or the certificate of incorporation or the Bylaws (as either may be amended from time to time); and (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine, in each case, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court of the District of Delaware).
Additionally, our Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice-of-forum provisions contained in the Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provisions in the Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act, as amended, or the respective rules and regulations promulgated thereunder.

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
We could be negatively affected by the widespread outbreak of a communicable disease, or any other public health crisis that results in disruptions to hospitals and other healthcare facilities. The preventative and precautionary measures that hospitals and federal, state, local, and international governments can take to mitigate the spread of diseases lead to restrictions on, disruptions in, and other related impacts on elective procedure rates. This could cause delays and component shortages that could impact our ability to manufacture our products by extending our lead times. These disruptions may impact our ability to satisfy customer demand, which could negatively impact our results of operations.
If a new pandemic arises, and governments mandate restrictions, including restrictions on elective surgeries, we expect that it could have a material adverse impact on our revenue growth, operating profit and cash flow, leading to revised payment terms with certain of our customers, and could change the effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

Risks Relating to Our Acquisitions
We have and may continue seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.
We have acquired, and expect to consider opportunities in the future to acquire or make investments in, technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:
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

We do not know if we will be able to identify acquisitions that we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time-consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition will be materially adversely affected.

Integrating acquired businesses into Globus may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of such acquisitions, which may adversely affect the Company’s business results and negatively affect the value of the Company’s Class A common stock.
The success of the NuVasive and Nevro Mergers will depend on, among other things, our ability to realize the anticipated synergies, efficiencies and other benefits from combining the businesses of Globus and NuVasive and Nevro, respectively. This success will depend on, among other factors, our ability to successfully integrate the Company’s business with the respective businesses of NuVasive and Nevro. If we are not able to successfully integrate these businesses into the Company within the anticipated timeframe, or at all, the anticipated synergies, efficiencies and other benefits of the NuVasive and Nevro Mergers may not be realized fully, or at all, or may take longer to realize than expected.
An inability to realize the full extent of the anticipated benefits of the NuVasive and Nevro Mergers, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the Class A common stock of the Company. In addition, the Company may incur additional or unexpected costs in order to realize the anticipated synergies. Failure to achieve these synergies could significantly reduce the expected benefits associated with the NuVasive and Nevro Mergers.
There can be no assurances that the NuVasive and Nevro businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of the Company’s business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-NuVasive and Nevro Mergers integration process that takes longer than originally anticipated. The challenges involved in this integration, which will be complex and time-consuming, include the following:
•combining the businesses of Globus and NuVasive and Nevro, including respective operations and corporate functions, and meeting the capital requirements of the Company in a manner that permits the Company to achieve any revenue synergies or efficiencies anticipated to result from the NuVasive and Nevro Mergers, the failure of which would result in the anticipated benefits of the NuVasive and Nevro Mergers not being realized in the timeframe currently anticipated or at all;
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
•integrating and unifying the products and services available to historical Globus and NuVasive and Nevro customers;
•coordinating sales activities and go-to-market efforts;
•managing the movement of certain positions to different locations;
•coordinating geographically dispersed organizations;
•managing the operations of a significantly larger and more complex company; and
•effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.
In addition, at times the attention of certain members of the Company’s management and resources may be focused on the integration of the businesses of NuVasive and Nevro and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the Company.
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
We have a unified and centrally-coordinated team, led by our Senior Vice President of Global Quality, Regulatory, and IT, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at Globus in close coordination with senior leadership and other teams across Globus. Reporting to our Senior Vice President of Global Quality, Regulation, and IT are a number of trained information security professionals. In addition to our in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying and managing cybersecurity risks.
Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our risk assessments that are reviewed by the Audit Committee and our Board. Additional information about cybersecurity threats we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “We are subject to data privacy laws and our failure to comply with them could subject us to substantial liabilities,” which should be read in conjunction with the information above.
The Board, the majority of which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. The Board receives reports regarding such risks from management, including our Senior Vice President of Global Quality, Regulation, and IT. The Board also oversees the response to any significant cybersecurity incidents. Our Senior Vice President of Global Quality, Regulatory, and IT, who has extensive cybersecurity knowledge and skills gained from 20 years of work experience, leads a team of individuals who have extensive cybersecurity knowledge and skills gained from years of work experience, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at Globus and reports directly to the Chief Executive Officer.

Item 2. Properties
Our owned corporate headquarters are located in Audubon, Pennsylvania. We have additional leased domestic administrative offices, research and training facilities in Arizona, California, Colorado, Illinois, Maryland, New Jersey, North Carolina and Texas (one facility in Texas is owned). Our owned manufacturing and fulfillment facilities are located in Massachusetts, Ohio, Pennsylvania and Tennessee. We maintain leased distribution warehouses and administrative offices in fourteen additional countries.
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
In addition, we are subject to legal proceedings arising in the ordinary course of business. Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes that such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no environmental matters to disclose for the fiscal year ended December 31, 2025.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Class A Common Stock
Our Class A common stock (“Class A Common”) trades on The New York Stock Exchange, under the symbol “GMED.” We had approximately 61 stockholders of record as of February 20, 2026. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A Common is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We previously repurchased shares of our Class A Common pursuant to the publicly announced $200 million share repurchase program that was authorized by the Board in March 2020 and subsequently increased by authorization of the Board by $200 million and $350 million in March 2022 and September 2023, respectively. On May 15, 2025, the Board approved a new share repurchase program that authorizes the Company to repurchase $500.0 million of the Company's Class A Common. Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
The following table provides the activity related to share repurchases for the fourth quarter of 2025.

(In thousands except for per share prices)
Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
October 1, 2025 - October 31, 2025	767	58.65	767	390,000
November 1, 2025 - November 30, 2025	—	—	—	390,000
December 1, 2025 - December 31, 2025	—	—	—	390,000
Total	767		767
(a)On May 15, 2025, the Board approved a new share repurchase program that authorizes the Company to repurchase $500.0 million of the Company’s Class A Common.
(b)Inclusive of an immaterial amount of commission fees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our Class A Common from December 31, 2020 through December 31, 2025 to two indices: the S&P 500 Index and the S&P 500 Health Care Equipment Index. The graph assumes an initial investment of $100 on December 31, 2020, in each of our Class A Common, the stocks comprising the S&P 500 Index, and the stocks comprising the S&P 500 Health Care Equipment Index, including reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2020 to December 31, 2025
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Globus Medical, Inc.
S&P 500 Index
S&P 500 Health Care Equipment

Company/Index	2020	2021	2022	2023	2024	2025
Globus Medical, Inc.	$100	$111	$114	$82	$127	$134
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P 500 Health Care Equipment	$100	$119	$97	$106	$117	$127
Item 6. [Reserved]
[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements” sections of this Annual Report for a discussion of certain of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses the fiscal years ended December 31, 2025 and 2024 and provides year-to-year comparisons between the fiscal years ended December 31, 2025 and 2024. Discussions of the fiscal year ended December 31, 2024 and year-to-year comparisons between the fiscal years ended December 31, 2024 and 2023 that are not included in this Annual Report can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 20, 2025.
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
NuVasive Merger
On September 1, 2023, pursuant to that certain merger agreement (the “NuVasive Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc. a wholly owned subsidiary of the Company (“Zebra Merger Sub”), Zebra Merger Sub merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “NuVasive Merger”). Under the NuVasive Merger Agreement, each share of common stock, par value $0.001 per share, of NuVasive issued and outstanding immediately prior to the effective time of the NuVasive Merger (other than certain excluded shares as described in the NuVasive Merger Agreement) was cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus, $0.001 par value per share, and the right to receive cash in lieu of fractional shares.
Nevro Merger
On April 3, 2025, pursuant to the terms of that certain merger agreement (the “Nevro Merger Agreement”) with Nevro Corp. (“Nevro”) and Palmer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Palmer Merger Sub”), Palmer Merger Sub merged with and into Nevro (the “Nevro Merger” and, together with the NuVasive Merger, the “NuVasive and Nevro Mergers”), with Nevro surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of common stock of Nevro, without interest and subject to any applicable withholding taxes.
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
Enabling Technologies
Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities, and ultimately improve patient care and reduce radiation exposure for all involved by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine, cranial and orthopedic surgery is still in its infancy stage and consists primarily of INR systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.
Geographic Information
To date, the primary market for our products and services has been within the U.S., where we sell our products and services through a combination of direct sales representatives employed by us and distributor sales representatives employed by exclusive independent distributors, who distribute our products for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force and we intend to add additional direct and distributor sales representatives in the future.
During the year ended December 31, 2025, international net sales accounted for approximately 19.4% of our total net sales. We have sold our products and services in approximately 64 countries other than the U.S. through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, finance, legal, compliance, administrative, information technology, medical education and training, quality and human resource departments. Additionally, provision for litigation is included within selling, general and administrative expenses and is recorded when a loss is known or considered probable and the amount can be reasonably estimated and in the case of a favorable settlement, income when realized. Our selling, general and administrative expenses also include commissions, generally based on a percentage of sales, to direct sales representatives and distributors. We expect selling, general and administrative expenses will increase in absolute terms with the continued expansion of our sales force and commercialization of our current and pipeline products. We plan to hire more personnel to support the growth of our business.
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
Acquisition-Related Costs
Acquisition-related costs represent the change in fair value of business acquisition-related contingent consideration and specific costs related to the consummation of the acquisition process, such as banker fees, legal fees and other acquisition-related professional fees.
Restructuring Costs
Restructuring costs represent costs associated with the Company’s plans to optimize the organizational structure, merge synergies and leverage the strength of both commercial organizations.
Income Tax Provision
We are taxed at the rates applicable within each jurisdiction. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.
Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to inventories, recoverability of long-lived assets and the fair value of our Class A common stock. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. While our significant accounting policies are more fully described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” below in this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies with the audit committee of our Board of Directors.
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
The need to maintain substantial levels of inventory increases the risk of carrying excess inventory. Many of our Musculoskeletal Solutions products come in sets that feature components in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our Musculoskeletal Solutions products effectively, we must often maintain and provide surgeons and hospitals with surgical sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may be considered excess inventory since they are not likely to be used. One of our primary business goals is to focus on continual product innovation. Though we believe this provides us with a competitive advantage, it also increases the risk that our products will become excess or obsolete inventory prior to sale or prior to the end of their anticipated useful lives. When we introduce new products or next-generation products, we may be required to take charges for excess and obsolete inventory that have a significant impact on the value of our inventory or on our operating results.
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
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and

Level 3—unobservable inputs for which there is little or no market data available, which require the reporting entity to use significant unobservable inputs or valuation techniques.
Contingent consideration represents contingent milestone, performance or revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions that we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our consolidated balance sheets, and changes in the fair value of contingent consideration are recognized in acquisition-related costs in the consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit (“RSUs”) grants is recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.
The purchase prices of business acquisitions are primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the applicable acquisition date, with the excess recorded as goodwill. If the estimated fair values of the liabilities assumed on the acquisition date exceed the tangible and identifiable intangible assets acquired, the excess will be recorded to bargain purchase gain.We utilize Level 3 inputs in the determination of the initial fair value.
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
Intangible assets consist of purchased developed technology, customer relationships, in-process research and development (“IPR&D”), trade names and patents. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty-one years. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
IPR&D has an indefinite life and is not amortized until completion of the project at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
During the year ended December 31, 2025, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.
Long-Lived Assets. We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2025, 2024, and 2023, we did not record any impairment charges related to long-lived assets.
Stock-Based Compensation Expense. The cost of employee and non-employee director awards is measured at the grant date fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the equity award. Compensation expense for awards includes the impact of forfeiture in the period when they occur.
We estimate the fair value of stock options utilizing the Black-Scholes option-pricing model. Inputs to the Black-Scholes model include our stock price, expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s Class A common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts. The fair value of RSUs is estimated on the day of grant based on the closing price of the Company’s Class A common stock.
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
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Net Sales
The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
U.S.	$2,367,596	$2,000,067	$367,529	18.4%
International	571,335	519,288	52,047	10.0%
Total net sales	$2,938,931	$2,519,355	$419,576	16.7%

In the U.S., net sales increased by $367.5 million, or 18.4%, for the year ended December 31, 2025. From a product standpoint, the increase was primarily driven by Nevro sales of $254.2 million, increased Musculoskeletal Solutions sales of $125.7 million. Further, there was a decrease in domestic Enabling Technology sales of $17.3 million compared to the same period in the prior year, primarily driven by lower unit placement.
International net sales increased by $52.0 million, or 10.0%, for the year ended December 31, 2025. From a product standpoint, the increase was primarily driven by Nevro sales of $39.4 million. From a geographic standpoint, sales in the Europe and Middle East region increased by $49.9 million, and sales in the Asia Pacific region increased by $4.6 million. This increase was partially offset by a decrease in sales in the Latin America region of $2.4 million. Enabling Technology sales increased by $4.3 million compared to the same period in the prior year, primarily driven by increased unit placement.
Cost of Sales

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Cost of sales (exclusive of amortization of intangibles)	$957,802	$1,035,479	$(77,677)	(7.5%)
Percentage of net sales	32.6%	41.1%
The $77.7 million, or 7.5%, decrease in cost of sales for the year ended December 31, 2025 was primarily driven by the NuVasive amortization of inventory fair value step-up of $215.4 million included within the December 31, 2024 balance as compared to the Nevro amortization of inventory fair value step-up of $19.3 million included within the year ended December 31, 2025. This was partially offset by an increase due to the cost of sales from Nevro products of $91.2 million, and an increase in depreciation of $18.3 million.
Research and Development Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Research and development	$147,246	$163,754	$(16,508)	(10.1%)
Percentage of net sales	5.0%	6.5%
The $16.5 million, or 10.1%, decrease in research and development expenses for the year ended December 31, 2025 was primarily driven by a decrease of $21.9 million in employee-related expenses, excluding Nevro employee-related expenses, and a decrease of $12.6 million in acquired intellectual property research and development. This decrease was partially offset by an increase of $15.2 million for Nevro research and development expenses.
Selling, General and Administrative Expenses

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Selling, general and administrative	$1,178,498	$981,362	$197,136	20.1%
Percentage of net sales	40.1%	39.0%
The increase of $197.1 million, or 20.1%, in selling, general and administrative expenses for the year ended December 31, 2025 was primarily driven by an increase of $160.2 million for Nevro expenses. Additionally, there was an increase of $37.4 million in provision for litigation driven by the accrual of $43.1 million in the third quarter of the year ended December 31, 2025 related to the Pimenta Litigation (as defined in Note 15, Commitments and Contingencies in “Item 8. Financial Statements and Supplementary Data”) offset by $5.7 million of various net settlements received.

Amortization of Intangibles

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Amortization of intangibles	$118,194	$119,373	$(1,179)	(1.0%)
Percentage of net sales	4.0%	4.7%
Amortization of intangibles decreased by $1.2 million, or 1.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Acquisition-Related Costs

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Acquisition-related costs	$42,326	$29,623	$12,703	42.9%
Percentage of net sales	1.4%	1.2%
The increase of $12.7 million, or 42.9%, in acquisition-related costs compared to the prior year was primarily driven by $28.9 million of costs associated with the Nevro Merger, partially offset by changes in the fair value of business acquisition liabilities. For the year ended December 31, 2025, acquisition-related costs also included $13.5 million of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in market conditions and the achievement of certain performance conditions, compared to the $26.5 million recorded for the year ended December 31, 2024.
Restructuring Costs

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Restructuring costs	$15,049	$23,773	$(8,724)	(36.7%)
Percentage of net sales	0.5%	0.9%
The decrease in restructuring costs of $8.7 million compared to the same period of the prior year was primarily due to lower employee termination benefit expenses from the 2024 Synergy Plan and the 2025 Strategic Integration Plan (each as defined in Note 16, Restructuring And Other Costs in “Item 8. Financial Statements and Supplementary Data”) during the year ended December 31, 2025 compared to the expenses from the 2024 Synergy Plan for the year ended December 31, 2024.
Bargain Purchase Gain

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Bargain purchase gain	$117,704	$—	$117,704	100.0%
Percentage of net sales	4.0%	—%
The increase of $117.7 million was due to the bargain purchase gain related to the Nevro Merger as of December 31, 2025.
Other Income/(Expense), Net

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Other income/(expense), net	$7,548	$(45,269)	$52,817	(116.7%)
Percentage of net sales	0.3%	(1.8%)
The increase of $52.8 million, or 116.7%, in other income/(expense), was primarily due to a $3.0 million of foreign currency loss in the current period compared to a $43.2 million loss in the prior period. Additionally, there was a $19.5 million decrease in interest expense due to a shorter outstanding period of the 2025 Notes (as defined in “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”) in the current period compared to the prior period. Further, there was an increase of $2.4 million from gain on cost method investments. This was partially offset by a decrease in interest income of $8.2 million due to a lower average balance across the Company’s marketable securities, cash and cash equivalents in the current period as compared to the prior period.
Income Tax Provision

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Income tax provision	$67,200	$17,738	$49,462	278.9%
Effective income tax rate	11.1%	14.7%
For the year ended December 31, 2025, the decrease in the effective tax rate was primarily due to the release of valuation allowances on certain deferred tax assets of $46.3 million and the impact of the non-taxable bargain purchase gain of $117.7 million in the second quarter of the year ended December 31, 2025, with no comparable event in the prior period.
Liquidity and Capital Resources
Our principal source of liquidity is cash flow from operating activities, as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, contingent consideration achievement obligations, potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We may, require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
Line of Credit
In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) an unlimited amount, so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement. Revolving loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate (as defined in the September 2023 Credit Agreement) and 1.125% to 1.625% for the Term SOFR Rate. We may also request Swingline Loans at either the Base Rate or the Daily Term SOFR Rate (each as defined in the September 2023 Credit Agreement). The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of December 31, 2025, we had no outstanding borrowings under the September 2023 Credit Agreement, and we were in compliance with all covenants.
Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2025.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations (1)	$36,147	$34,756	$1,035	$356	$—
Total *	$36,147	$34,756	$1,035	$356	$—

(1)Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
*Excludes contributions to pension and other post-employment benefit plans, uncertain tax positions, non-current tax liabilities, lease liabilities, business acquisition liabilities and royalty obligations for which we cannot make a reliable estimate of the period of cash settlement. For further information, see Notes 6, 14, 17 and 18 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Year Ended December 31,			2025-2024 Change	2024-2023 Change
(In thousands)	2025	2024	2023	$	$
Net cash provided by/(used in) operating activities	$753,447	$520,638	$243,499	$232,809	$277,139
Net cash provided by/(used in) investing activities	(355,014)	(176,051)	302,968	(178,963)	(479,019)
Net cash provided by/(used in) financing activities	(679,160)	(27,696)	(231,821)	(651,464)	204,125
Effect of foreign exchange rate changes on cash	22,445	255	2,180	22,190	(1,925)
Increase (decrease) in cash and cash equivalents	$(258,282)	$317,146	$316,826	$(575,428)	$320
Cash Provided by Operating Activities
The higher net cash provided by operating activities for the year ended December 31, 2025 was primarily the result of higher net income of $434.9 million, favorable changes in deferred income taxes of $144.5 million and favorable changes in accounts receivable of $25.9 million. This increase was partially offset by non-cash expense add backs of $358.7 million and a decrease in income taxes payable of $37.5 million. The non-cash expense was primarily a result of a decrease in amortization of inventory fair value step-up of $196.0 million, the bargain purchase gain of $117.7 million, and a $37.8 million increase in net gain from foreign currency adjustments.
Cash Used in Investing Activities
The higher cash used in investing activities for the year ended December 31, 2025 was primarily due to an increased outflow of $234.9 million in acquisition of businesses and an increase in purchases of property and equipment of $49.3 million, partially offset by increased sales of marketable securities of $103.8 million.
Cash Used in by Financing Activities
The lower net cash used in financing activities for the year ended December 31, 2025 was primarily the result of the repayment of the 2025 Notes for $450.0 million and increased repurchases of Class A common stock of $214.7 million, partially offset by decreased payments of business acquisition-related liabilities of $30.0 million.
Recently Issued Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies; (w) Recently Issued Accounting Pronouncements.”

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The following quantitative and qualitative disclosure about market risk should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of certain of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following quantitative and qualitative disclosures about market risk.
Market risk is the potential loss arising from adverse changes in the financial markets. We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable debt securities. There were no changes in these risks from the previous fiscal year.
Market Price Risk
In order to reduce the potential equity dilution associated with our convertible notes, we entered into transactions for convertible notes hedge (the “2025 Hedges”) in connection with the issuance in March 2020 of $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025 (the “2025 Notes”), entitling us to purchase our Class A common stock. During the first quarter of 2025, we paid off the remaining balance of the 2025 Notes and the 2025 Hedges expired. We also entered into warrant transactions with the counterparties of the 2025 Hedges entitling them to acquire shares of our Class A common stock. The warrant transactions could have had a dilutive effect on our earnings per share to the extent that the price of our Class A common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. Those warrant transactions expired throughout 2025 with the final trance of warrants expiring in October 2025. For further discussion, see Note 11 to the consolidated financial statements in “Part II; Item 8. Financial Statements and Supplementary Data.”
Interest Rate Risk
Our exposure to interest rate risk at December 31, 2025 is related to our cash equivalents and investment portfolio which consists of money market mutual funds, municipal bonds, corporate debt securities, commercial paper, asset-backed securities, and securities of government, federal agency, and other sovereign obligations of high-quality financial institutions. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2025, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.
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
We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of all other intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other expense, net in the Consolidated Statements of Operations. For certain intercompany balances, we may enter into foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $12.5 million as of December 31, 2025, which were settled in January 2026. During the year ended December 31, 2025, a gain of $0.6 million was recognized in other income/(expense), net due to the changes in the fair value of the derivative instruments, and the fair value of the hedge contracts we held as of December 31, 2025 was de minimis. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. A sensitivity analysis of changes in the fair value of all currency rate derivative contracts at December 31, 2025 and 2024, indicates that if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would not increase/decrease by a material amount. Any gains and losses on the fair value of the derivative contracts would generally be offset by gains and losses on underlying transactions. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

Item 8. Financial Statements and Supplementary Data
GLOBUS MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Globus Medical, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Globus Medical, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Business Combinations – Nevro Merger — Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
On April 3, 2025, the Company completed its merger with Nevro Corp. (“Nevro Merger”) with Nevro Corp. surviving as a wholly owned subsidiary of the Company, for total consideration of approximately $252.5 million. Management accounted for the acquisition as a business combination using the acquisition method of accounting. The most significant items recorded included deferred income tax assets of $144.9 million, inventories of $116.8 million, intangible assets of $56.0 million, and resulting bargain purchase gain of $117.7 million. Management utilized third-party valuation specialists to assist in the determination of the fair value of the assets acquired. The methods used to estimate the fair value involved significant assumption.
The principal considerations for our determination that performing procedures relating to the accounting for this transaction is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the assets acquired; (ii) a higher degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management's fair value estimates of the assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Nevro Merger included the following, among others:
•We read the agreement and plan of merger.
•We tested the effectiveness of controls relating to the purchase price allocation, including controls over management’s valuation of the assets acquired and liabilities acquired.
•We evaluated the appropriateness of the valuation methods and completeness and accuracy of inputs for fair value measurements used to develop estimates of assets and liabilities acquired.
• We tested the accuracy of the purchase price allocation and bargain purchase gain recorded.
•We utilized professionals with specialized skills and knowledge to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the significant inputs for fair value measurements.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 24, 2026

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Globus Medical, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Globus Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Controls over Financial Reporting, management excluded Nevro from its assessment of internal control over financial reporting, which was acquired on April 3, 2025, and whose financial statements constitute approximately 8.5% of total assets and 10.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Nevro.
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
/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 24, 2026

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share values)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$526,156	$784,438
Short-term marketable securities	31,087	105,619
Accounts receivable, net of allowances of $33,434 and $15,505, respectively	678,938	557,697
Inventories	759,277	659,233
Prepaid expenses and other current assets	65,426	49,640
Income taxes receivable	64,727	20,633
Total current assets	2,125,611	2,177,260
Property and equipment, net	564,452	561,909
Operating lease right of use assets	63,786	49,647
Long-term marketable securities	71,819	66,134
Intangible assets, net	745,064	795,117
Goodwill	1,435,033	1,432,387
Other assets	78,781	75,096
Deferred income taxes	218,215	94,200
Total assets	$5,302,761	$5,251,750

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,852	$75,118
Accrued expenses	333,586	260,591
Operating lease liabilities	14,738	10,249
Income taxes payable	4,155	10,725
Senior convertible notes	—	443,351
Business acquisition liabilities	19,513	33,739
Deferred revenue	27,655	22,140
Total current liabilities	498,499	855,913
Business acquisition liabilities, net of current portion	81,995	89,496
Operating lease liabilities	103,918	83,588
Deferred income taxes and other tax liabilities	23,756	23,889
Other liabilities	21,343	21,531
Total liabilities	729,511	1,074,417

Commitments and contingencies (Note 15)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 112,625,126 and 114,990,219 shares at December 31, 2025 and December 31, 2024, respectively	113	115
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at December 31, 2025 and December 31, 2024, respectively	22	22
Additional paid-in capital	3,169,812	3,031,244
Accumulated other comprehensive income/(loss)	15,346	(6,861)
Retained earnings	1,387,957	1,152,813
Total equity	4,573,250	4,177,333
Total liabilities and equity	$5,302,761	$5,251,750
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	December 31,
(In thousands, except per share amounts)	2025	2024	2023
Net sales	$2,938,931	$2,519,355	$1,568,476

Cost of Sales and Operating expenses:
Cost of sales (exclusive of amortization of intangibles)	957,802	1,035,479	548,174
Research and development	147,246	163,754	124,010
Selling, general and administrative	1,178,498	981,362	643,844
Amortization of intangibles	118,194	119,373	51,032
Acquisition-related costs	42,326	29,623	68,274
Restructuring costs	15,049	23,773	—

Operating income/(loss)	479,816	165,991	133,142

Other income/(expense), net:
Interest income/(expense), net	7,141	(4,189)	20,130
Foreign currency transaction gain/(loss)	(3,006)	(43,285)	14,259
Bargain purchase gain	117,704	—	—
Other income/(expense)	3,413	2,205	(2,138)
Total other income/(expense), net	125,252	(45,269)	32,251

Income/(loss) before income taxes	605,068	120,722	165,393
Income tax provision/(benefit)	67,200	17,738	42,520

Net income/(loss)	$537,868	$102,984	$122,873

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	448	1,545	13,231
Foreign currency translation gain/(loss)	21,759	1,786	1,207
Total other comprehensive income/(loss), net of tax	22,207	3,331	14,438
Comprehensive income/(loss)	$560,075	$106,315	$137,311

Earnings per share:
Basic	$3.98	$0.76	$1.09
Diluted	$3.92	$0.75	$1.07
Weighted average shares outstanding:
Basic	135,215	135,726	113,087
Diluted	137,056	137,863	114,630
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333
Stock-based compensation	—	—	—	—	49,338	—	—	49,338
Grant of contingent restricted stock units	—	—	—	—	2,406	—	—	2,406
Exercise of stock options	1,810	2	—	—	89,755	—	—	89,757
Issuance of Class A common stock under employee and director equity option plans, net	113	—	—	—	(2,931)	—	—	(2,931)
Comprehensive income/(loss)	—	—	—	—	—	22,207	537,868	560,075
Repurchase and retirement of common stock	(4,288)	(4)	—	—	—	—	(302,724)	(302,728)
Balance at December 31, 2025	112,625	$113	22,430	$22	$3,169,812	$15,346	$1,387,957	$4,573,250
See accompanying notes to consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
Stock-based compensation	—	—	—	—	54,287	—	—	54,287
Grant of contingent restricted stock units	—	—	—	—	2,500	—	—	2,500
Exercise of stock options	2,450	3	—	—	110,437	—	—	110,440
Issuance of Class A common stock under employee and director equity option plans, net	261	—	—	—	(6,729)	—	—	(6,729)
Comprehensive income/(loss)	—	—	—	—	—	3,331	102,984	106,315
Repurchase and retirement of common stock	(1,627)	(2)	—	—	—	—	(87,437)	(87,439)
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333
See accompanying notes to consolidated financial statements

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2022	77,762	$78	22,430	$22	$630,952	$(24,630)	$1,239,951	$1,846,373
Stock-based compensation	—	—	—	—	52,773	—	—	52,773
Grant of contingent restricted stock units	—	—	—	—	1,925	—	—	1,925
Exercise of stock options	387	—	—	—	12,396	—	—	12,396
Issuance of Class A common stock under employee and director equity option plans, net	273	—	—	—	(11,409)	—	—	(11,409)
Issuance of equity for NuVasive Merger	39,813	40	—	—	2,184,112	—	—	2,184,152
Comprehensive income/(loss)	—	—	—	—	—	14,438	122,873	137,311
Repurchase and retirement of common stock	(4,329)	(4)	—	—	—	—	(225,558)	(225,562)
Balance at December 31, 2023	113,906	$114	22,430	$22	$2,870,749	$(10,192)	$1,137,266	$3,997,959
See accompanying notes to consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$537,868	$102,984	$122,873
Adjustments to reconcile net income to net cash provided by operating activities:
Bargain purchase gain	(117,704)	—	—
Acquired in-process research and development	—	12,613	—
Depreciation and amortization	276,842	253,389	145,526
Provision for excess and obsolete inventory	22,119	23,359	10,959
Amortization of acquisition accounting fair value step-up	26,112	242,050	79,832
Stock-based compensation expense	49,779	54,191	52,742
Allowance for expected credit losses	10,223	16,986	3,658
Change in fair value of business acquisition liabilities	13,462	26,521	17,434
Change in deferred income taxes	18,625	(125,902)	(57,789)
(Gain)/loss on disposal of assets, net	12,525	5,552	1,541
Payment of business acquisition-related liabilities	(17,018)	(18,763)	(3,005)
Net (gain)/loss from foreign currency adjustment	(12,591)	25,212	(13,674)
(Increase) decrease in:
Accounts receivable	(52,182)	(78,062)	(49,914)
Inventories	(17,598)	(29,860)	(70,328)
Prepaid expenses and other assets	11,132	1,059	1,148
Increase (decrease) in:
Accounts payable	8,487	17,663	(14,223)
Accrued expenses and other liabilities	34,217	5,023	17,127
Income taxes payable/receivable	(50,851)	(13,377)	(408)
Net cash provided by/(used in) operating activities	753,447	520,638	243,499
Cash flows from investing activities:
Purchases of marketable securities	(107,531)	(113,504)	(100,643)
Maturities of marketable securities	63,880	58,666	240,190
Sales of marketable securities	115,608	11,851	537,723
Purchases of property and equipment	(164,679)	(115,429)	(78,274)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(252,546)	(17,635)	(296,028)
Acquisition of intangible assets	(9,746)	—	—
Net cash provided by/(used in) investing activities	(355,014)	(176,051)	302,968
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(15,572)	(45,619)	(8,039)
Net proceeds from exercise of stock options	89,757	110,439	12,397
Payments related to tax withholdings for share-based compensation	(2,909)	(6,729)	(10,617)
Repurchase of common stock	(300,451)	(85,787)	(225,562)
Repayment of senior convertible notes	(449,985)	—	—
Net cash provided by/(used in) financing activities	(679,160)	(27,696)	(231,821)
Effect of foreign exchange rates on cash	22,445	255	2,180
Net increase/(decrease) in cash and cash equivalents	(258,282)	317,146	316,826
Cash and cash equivalents at beginning of period	784,438	467,292	150,466
Cash and cash equivalents at end of period	$526,156	$784,438	$467,292

Supplemental disclosures of cash flow information:
Income taxes paid, net	$98,916	$158,508	$100,593
Non-cash investing and financing activities:
Equity issued in conjunction with the NuVasive Merger	$—	$—	$2,153,860
Accrued purchases of property and equipment	$13,454	$9,281	$7,100

In accordance with the adoption of ASU No. 2023-09, Income Taxes (Topic 740) (as defined in Note 2, Summary of Significant Accounting Policies in “Recently Issued Accounting Pronouncements”), the Company included a table disaggregating income taxes paid by jurisdiction. The Company adopted the standard as of January 1, 2025, with amendments applied prospectively. See Note 14, Income Taxes, for additional information.

Year Ended
December 31,
(In thousands)	2025
Supplemental cash flow information:
Federal	$65,374
State	9,281

Foreign	24,261
Australia	9,996
Other Foreign Entities	14,265

Total cash paid for income taxes (net of refunds)	$98,916

See accompanying notes to consolidated financial statements.

Table of Content
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
(b) NuVasive Merger
On September 1, 2023, pursuant to that certain merger agreement (the “NuVasive Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Zebra Merger Sub”), Zebra Merger Sub merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company (the “NuVasive Merger”). Under the NuVasive Merger Agreement, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A common stock (“Class A Common”), and the right to receive cash in lieu of fractional shares. Refer to Note 3, Asset acquisitions and Business Combinations for further information.
Globus was deemed to be the accounting acquirer of NuVasive for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, prior periods within these consolidated financial statements may not be comparable.
(c) Nevro Merger
On February 6, 2025, the Company entered into that certain merger agreement (the “Nevro Merger Agreement”) with Nevro Corp. (“Nevro”) and Palmer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Palmer Merger Sub”). On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro (the “Nevro Merger” and, together with the NuVasive Merger, the “NuVasive and Nevro Mergers”), with Nevro surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of common stock of Nevro, without interest and subject to any applicable withholding taxes. Refer to Note 3, Asset Acquisitions and Business Combinations for further information.
Globus was deemed to be the accounting acquirer of Nevro for accounting purposes under U.S. GAAP. Accordingly, prior periods within these consolidated financial statements may not be comparable.
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
(c) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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
(d) Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories, Musculoskeletal Solutions and Enabling Technologies.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Our contract liabilities of $36.9 million and $31.8 million as of December 31, 2025 and 2024, respectively, are classified within deferred revenue and other liabilities on our Consolidated Balance Sheet based on the timing of when we expect to complete performance obligations.
The changes to contract liabilities related to deferred revenue for the year are as follows:

(In thousands)	December 31, 2025
Beginning contract liabilities	$31,809
Revenue recognized from contract liabilities	(35,831)
Advance consideration received during the period	40,936
Ending contract liabilities	$36,914
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
There was no customer that accounted for 10% or more of sales for the years ended December 31, 2025, 2024, and 2023, respectively.
(f) Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities and corporate debt securities, are stated at fair value.
(g) Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of December 31, 2025 and 2024. Short-term and long-term marketable securities are recorded at fair value on our consolidated balance sheets. Any change in fair value of our available-for-sale securities, that does not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our consolidated balance sheets.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs that are not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our consolidated balance sheets, and changes in the fair value of contingent consideration are recognized in acquisition-related costs in the consolidated statements of operations and comprehensive income. The fair value of contingent restricted stock unit (“RSUs”) grants is recorded as additional paid-in capital in the consolidated balance sheet on the day of the grant due to the remote likelihood of forfeiture.
The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. If the estimated fair values of the liabilities assumed on the acquisition date exceed the tangible and identifiable intangible assets acquired, the excess will be recorded to bargain purchase gain. We utilize Level 3 inputs in the determination of the initial fair value.
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
(k) Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit's carrying

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amount to the estimated fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the evaluation includes management estimates of discounted cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies.
Intangible assets consist of purchased developed technology, customer relationships, in-process research and development (“IPR&D”), trade names and patents. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 21 years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
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
During the year ended December 31, 2025, there were no impairments in goodwill, finite-lived intangible assets, or IPR&D.
(l) Impairment of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted future cash flows from the use and eventual disposition of an asset group are less than its carrying value. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset group. Our fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation techniques including present value techniques. During the years ended December 31, 2025, 2024, and 2023, we did not record any impairment charges related to long-lived assets.
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
We estimate the fair value of stock options utilizing the Black-Scholes option-pricing model. Inputs to the Black-Scholes model include our stock price, expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s Class A Common over the most recent period commensurate with the estimated expected term of the Company’s stock options offering period which is derived from historical experience. The risk-free interest rate assumption is based on observed interest rates of U.S. Treasury securities appropriate for the expected terms of the stock options. The dividend yield assumption is based on the history and expectation of no dividend payouts. The respective fair values of restricted stock units and performance restricted stock units are estimated on the day of grant based on the closing price of the Company’s Class A Common.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair value of RSUs, including PRSUs with pre-defined performance criteria, is based on the stock price on the date of grant, whereas the expense for PRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end.
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
(r) Acquisition-Related Costs
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

(t) Restructuring Costs
Restructuring costs represent costs associated with the Company’s 2024 Synergy Plan and 2025 Strategic Integration Plan (see Note 16, Restructuring and Other Costs for further detail). These plans were designed to optimize the organizational structure, merge synergies and leverage the strength of both commercial organizations. As a result of aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives, the Company also recorded employee separation charge and one-time termination benefits.

(u) Accounts Receivable and Related Valuation Accounts
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(v) Income Taxes
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
(w) Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11 Interim Reporting (Topic 270). ASU No. 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. This ASU clarifies the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact the standard will have on its interim consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 simplifies the accounting for internal-use software costs by eliminating stage-based guidance and requiring deferral of capitalization when significant development uncertainty exists. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. Entities may apply the guidance prospectively, retrospectively, or using a modified retrospective approach. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.
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
In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2025-01 amends the effective date of ASU No. 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31, referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments should be applied prospectively, with retrospective applications also permitted. Additionally, in December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The amendments should be applied prospectively, with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.
(x) Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision-making utility of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. The Company adopted ASU 2023-09 as of January 1, 2025 and amendments were applied prospectively. See Note 14, Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years after December 15, 2024. Early adoption is permitted. The amendment was applied retrospectively. The Company adopted ASU No. 2023-07 as of January 1, 2024. See Note 19, Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.
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
NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS
Asset Acquisitions
During the third quarter of 2025, the Company entered into a license agreement to acquire software related to the imaging, navigation and robotics division for a total consideration of €8.0 million ($9.4 million). An initial payment of €4.0 million ($4.7 million) was made at closing and recorded as a developed technology intangible asset, with the remaining €4.0 million ($4.7 million) paid in the first quarter of 2026. The asset will be amortized over its estimated useful life of seven years.
During the first quarter of 2025, the Company entered into a license agreement for certain patents of medical device technology in the spine field for a total of $5.0 million due at closing, and 1 percent license fee on future sales of products developed and covered under the license agreement. The Company recorded $5.0 million of intangible assets, with a useful life of 10.1 years.
During the first quarter of 2024, the Company completed a share acquisition of a biotechnology company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, IPR&D of the acquired technology, thus satisfying the requirements of the screen test in ASC 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million of contingent consideration, which is payable upon meeting the Good Manufacturing Process milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. As of December 31, 2025, the milestones have not been met and as such, contingent consideration has not been recorded in this asset acquisition.
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
NuVasive Merger
On September 1, 2023, pursuant to the NuVasive Merger Agreement, Zebra Merger Sub merged with and into NuVasive, with NuVasive surviving as a wholly owned subsidiary of the Company. Upon the consummation of the NuVasive Merger, each issued and outstanding share of common stock of NuVasive, $0.001 par value per share, was converted into 0.75 fully paid and non-assessable shares of the Company’s Class A Common, and the right to receive cash in lieu of fractional shares.
The aggregate consideration in connection with the closing of the NuVasive Merger was $2.604 billion. The Company recorded net identifiable assets of $1.394 billion and goodwill of $1.210 billion.
Nevro Merger
On February 6, 2025, the Company entered into the Nevro Merger Agreement with Nevro. On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro, with Nevro surviving as a wholly owned subsidiary of the Company. At the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was converted into cash in an amount equal to $5.85 per share of common stock of Nevro.
As part of the Nevro Merger, the Company cash settled equity awards for all outstanding Nevro RSUs and performance stock units (“PSUs”) in accordance with the terms of the Nevro Merger Agreement. Of the total consideration for the cash settled equity awards, $9.5 million was allocated to the purchase price and $15.1 million was deemed compensatory as it was attributable to post acquisition vesting and was expensed on the acquisition date due to cash settlement.
Concurrently with the Nevro Merger, Nevro's existing term loans and warrants were paid off, with Globus funding $18.5 million of this repayment, which we have determined to be included within the aggregate consideration.
The aggregate consideration in connection with the closing of the Nevro Merger was as follows:

(In thousands except share and per share values)
Nevro shares outstanding as of April 3, 2025	38,383
Price paid per share	$5.85
Total consideration paid for outstanding Nevro common stock	$224,538
Repayment of Nevro's term loans, warrants, and other transaction costs	18,515
Fair value of cash settled equity awards	9,493
Total purchase price	$252,546
We accounted for the Nevro Merger using the acquisition method of accounting, which requires Nevro’s assets and liabilities to be recorded on our balance sheet at fair value as of the acquisition date. We will complete a final determination of the fair value of certain assets and liabilities within the one-year measurement period from the date of acquisition as required by FASB ASC Topic 805, “Business Combinations”. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations, and assumptions that are subject to change as the Company obtains additional information during the measurement period.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the preliminary purchase price allocation for the Nevro Merger as of December 31, 2025:

(In thousands)	Preliminary Purchase Price Allocation as of April 3, 2025	Measurement Period and Other Adjustments	Preliminary Purchase Price Allocation as of December 31, 2025 (as adjusted)
Current assets (excluding accounts receivable and inventories)	$10,328	$—	$10,328
Accounts receivable	70,754	—	70,754
Inventories	115,416	1,400	116,815
Property and equipment	29,051	—	29,051
Operating lease right of use assets	12,269	—	12,269
Intangible assets	53,600	2,400	56,000
Other long-term assets	4,223	—	4,223
Deferred income taxes	141,510	3,343	144,853
Total Assets	$437,150	$7,143	$444,293

Current Liabilities (excluding operating lease liabilities)	$46,880	$—	$46,880
Operating lease liabilities, including current portion	27,163	—	27,163
Total liabilities	$74,043	$—	$74,043

Fair value of acquired identifiable assets and liabilities	$363,107	$7,143	$370,250
Less: Purchase price	$252,546	$—	$252,546
Bargain purchase gain	$110,561	$7,143	$117,704
The excess fair value of the net assets acquired over the purchase price resulted in the recognition of a bargain purchase gain and was recorded in the bargain purchase gain on the consolidated statements of operations and comprehensive income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. The majority of the bargain purchase gain is non-taxable for tax purposes. Total transaction costs incurred in connection with the Nevro Merger were $28.9 million for the year ended December 31, 2025. These transaction costs were recognized as acquisition related costs in the consolidated statements of operations and comprehensive income.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the estimated fair value of Nevro’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of
(In thousands)	December 31, 2025	Useful Life
Developed technology	$36,000	7
Customer relationships	11,500	10
Trade names	8,500	15
Nevro’s results have been included in the Company’s financial statements for the period subsequent to the date of the acquisition on April 3, 2025. Nevro contributed revenues and net loss of $293.6 million and $37.5 million (excluding the bargain purchase gain of $117.7 million), respectively, for the period from April 3, 2025, to December 31, 2025.
NOTE 4. NET SALES
The following table represents net sales by product category for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Musculoskeletal Solutions	$2,797,923	$2,365,352	$1,448,260
Enabling Technologies	141,008	154,003	120,216
Total net sales	$2,938,931	$2,519,355	$1,568,476
NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$5,943	$4	$—	$5,947
Corporate debt securities	4,180	1	—	4,181
Commercial paper	15,622	5	—	15,627
Government, federal agency, and other sovereign obligations	5,323	9	—	5,332
Total short-term marketable securities	$31,068	$19	$—	$31,087

Long-term:
Municipal bonds	$3,600	$9	$—	$3,609
Corporate debt securities	33,187	61	(2)	33,246
Asset-backed securities	19,151	31	(4)	19,178
Government, federal agency, and other sovereign obligations	15,742	44	—	15,786
Total long-term marketable securities	$71,680	$145	$(6)	$71,819

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$8,990	$8	$(25)	$8,973
Corporate debt securities	29,596	1	(62)	29,535
Commercial paper	36,527	4	(1)	36,530
Government, federal agency, and other sovereign obligations	30,676	4	(99)	30,581
Total short-term marketable securities	$105,789	$17	$(187)	$105,619

Long-term:
Municipal bonds	$6,538	$—	$(13)	$6,525
Corporate debt securities	25,382	4	(115)	25,271
Asset-backed securities	19,690	2	(71)	19,621
Government, federal agency, and other sovereign obligations	14,772	2	(57)	14,717
Total long-term marketable securities	$66,382	$8	$(256)	$66,134
The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of December 31, 2025 and 2024, respectively.
Purchases of marketable securities include amounts payable to brokers for $2.0 million and zero as of December 31, 2025 and 2024, respectively. These amounts are classified within accrued expenses on our Consolidated Balance Sheet.
NOTE 6. FAIR VALUE MEASUREMENTS
The following table represents the fair value of assets and liabilities as of December 31, 2025 and 2024, respectively, including the following:

(In thousands)	Balance at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$311,708	$287,574	$24,134	$—
Municipal bonds	9,556	—	9,556	—
Corporate debt securities	37,427	—	37,427	—
Commercial paper	15,627	—	15,627	—
Asset-backed securities	19,178	—	19,178	—
Government, federal agency, and other sovereign obligations	21,118	17,046	4,072	—
Liabilities:
Business acquisition liabilities	101,508	—	—	101,508

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Balance at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$496,676	$423,977	$72,699	$—
Municipal bonds	15,498	—	15,498	—
Corporate debt securities	54,806	—	54,806	—
Commercial paper	36,530	—	36,530	—
Asset-backed securities	19,621	—	19,621	—
Government, federal agency, and other sovereign obligations	45,298	—	45,298	—
2025 Hedge	22	—	22	—
Liabilities:
Senior Convertible Notes due 2025	443,003	443,003	—	—
Bifurcated Conversion Option of the Senior Convertible Notes due 2025	22	—	22	—
Business acquisition liabilities	123,235	—	—	123,235
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
The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	1.6%	-	5.5%	2.5%
Revenue volatility	14.0%	-	15.8%	14.8%
Discount rate	4.5%	-	8.5%	5.0%
Projected year of payment	2026	-	2035
*The weighted average rates were calculated based on the relative fair value of each business acquisition liability.
The change in the carrying value of the business acquisition liabilities during the years ended December 31, 2025 and 2024, respectively, included the following:

	December 31,
(In thousands)	2025	2024
Beginning balance	$123,235	$139,358
Purchase price contingent consideration	—	25,111
Changes resulting from foreign currency fluctuations	(253)	246
Contingent cash payments	(32,590)	(64,382)
Contingent RSU grants	(2,406)	(2,500)
Changes in fair value of business acquisition liabilities	13,462	26,521
Contractual payable reclassification	60	(1,119)
Ending balance	$101,508	$123,235
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Some of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Foreign currency translation gain/(loss), which include gains and losses from derivative instruments, was a loss of $3.0 million and $43.3 million for the years ended December 31, 2025 and 2024, respectively, and are included in other expense, net in the Consolidated Statements of Operations and Comprehensive Income.
To manage foreign currency exposure risks, we may use derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of December 31, 2025, a notional principal amount of $12.5 million was outstanding to hedge currency risk relative to our foreign currency-denominated receivables and payables. Derivative instrument net gain on our forward exchange contracts were $0.6 million as of December 31, 2025 and are included in other expense, net in the Consolidated Statements of Operations and Comprehensive Income. The fair value of the forward exchange contract derivative instrument asset (liability) was di minimis as of December 31, 2025. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.
NOTE 7. INVENTORIES
Inventories included the following as of December 31, 2025 and 2024, respectively:

	December 31,
(In thousands)	2025	2024
Raw materials	$162,247	$121,984
Work in process	64,462	45,775
Finished goods	532,568	491,474
Total inventories	$759,277	$659,233
As part of the Nevro Merger, a step up in the value of inventory of $19.3 million was recorded, which was composed of $3.0 million for work in process and $16.3 million for finished goods. The amortization of the inventory step up recorded in product cost of sales was $19.3 million for the year ended December 31, 2025.
During years ended December 31, 2025, 2024, and 2023, net adjustments to cost of sales related to excess and obsolete inventory were $22.1 million, $23.4 million, and $10.9 million, respectively. The net adjustments for the years ended December 31, 2025, 2024, and 2023 reflect a combination of additional expense for excess and obsolete related provisions ($40.8 million, $34.2 million, and $18.1 million, respectively) offset by sales and disposals ($18.6 million, $10.8 million, and $7.2 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.
NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment included the following as of December 31, 2025 and 2024, respectively:

	Useful Life	December 31,	December 31,
(In thousands)	(in years)	2025	2024
Land	—	$10,849	$9,731
Buildings and improvements	31.5	127,573	100,128
Equipment	5-15	258,475	215,100
Instruments, modules, and cases	5	813,488	741,125
Other property and equipment	3-5	59,067	41,611
		1,269,452	1,107,695
Less: accumulated depreciation and amortization		(705,000)	(545,786)
Total		$564,452	$561,909
Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depreciation expense related to property and equipment was as follows during the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Depreciation	$159,286	$134,651	$93,702
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the years ended December 31, 2025 and 2024, respectively, included the following:

(In thousands)
December 31, 2023	$1,434,540
Additions and adjustments	(550)
Foreign exchange	(1,603)
December 31, 2024	1,432,387
Foreign exchange	2,646
December 31, 2025	$1,435,033
Intangible assets as of December 31, 2025 included the following:

		December 31, 2025
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$367,184	$(116,701)	$250,483
Developed technology	7.9	725,237	(248,098)	477,139
Patents	14.1	14,744	(6,410)	8,334
Trade names	15.3	10,034	(926)	9,108
Total intangible assets		$1,117,199	$(372,135)	$745,064
Intangible assets as of December 31, 2024 included the following:

		December 31, 2024
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.6	$354,192	$(87,725)	$266,467
Developed technology	8.0	681,477	(157,889)	523,588
Patents	16.1	9,023	(5,057)	3,966
Trade names	16.7	1,535	(439)	1,096
Total intangible assets		$1,046,227	$(251,110)	$795,117

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes amortization of intangible assets for future periods as of December 31, 2025:

(In thousands)	Annual Amortization
2026	$116,833
2027	115,728
2028	112,258
2029	111,938
Thereafter	288,307
Total	$745,064
NOTE 10. ACCRUED EXPENSES
Accrued expenses as of December 31, 2025 and 2024, respectively, included the following:

	December 31,
(In thousands)	2025	2024
Compensation and other employee-related costs	$167,105	$151,819
Legal and other settlements and expenses	51,875	6,746
Accrued non-income taxes	29,240	34,088
Royalties	11,632	10,612
Rebates	47,503	33,105
Other	26,231	24,221
Total accrued expenses	$333,586	$260,591
NOTE 11. DEBT
The carrying values of the Company's 2025 Notes (as defined below), acquired in the NuVasive Merger, as of December 31, 2025 and 2024, respectively, were as follows:

	December 31,
(In thousands)	2025	2024
0.375% Senior Convertible Notes due 2025:
Principal	$—	$449,987
Unamortized fair value adjustment for acquisition accounting	—	6,658
0.375% Senior Convertible Notes due 2025	—	443,329
Embedded Conversion Option	—	22
Debt, net of unamortized fair value adjustments for acquisition accounting	$—	$443,351

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The interest expense of the Company's 2025 Notes, acquired in the NuVasive Merger, for the years ended December 31, 2025, 2024, and 2023, respectively, were as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Interest expense:
Contractual coupon interest	$281	$1,688	$364
Amortization of fair value adjustments for acquisition accounting	6,658	26,630	9,076
Total interest expense recognized on Senior Convertible Notes due 2025	$6,939	$28,318	$9,440

Effective interest rates:
Senior Convertible Notes due 2025	6.2%	6.4%	6.8%
Line of Credit
In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) an unlimited amount, so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement. Revolving loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate (each as defined in the September 2023 Credit Agreement). We may also request Swingline Loans at either the Base Rate or the Daily Term SOFR Rate (each as defined in the September 2023 Credit Agreement). The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. During 2025, we borrowed $20.0 million under the September 2023 Credit Agreement, which was repaid during the year. As of December 31, 2025, we had no outstanding borrowings under the September 2023 Credit Agreement and we were in compliance with all covenants.
0.375% Senior Convertible Notes due 2025
On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive and Wilmington Trust National Association, as trustee (the “Trustee”), entered into a supplemental agreement (the “First Supplemental Indenture”) to the Indenture, dated March 2, 2020 (the “Base Indenture”), by and between NuVasive and the Trustee, relating to NuVasive’s $450.0 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”).
Pursuant to the First Supplemental Indenture, the 2025 Notes were convertible into the Company’s Class A Common at a conversion rate of 8.0399 shares per $1,000 principal amount of 2025 Notes, which is equivalent to a conversion price of approximately $124.38 per share, subject to adjustments. The 2025 Notes were able to be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. Pursuant to the terms of the First Supplemental Indenture, Globus agreed to guarantee NuVasive’s obligations under the Indenture. The 2025 Notes bore interest at a rate of 0.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2025 Notes matured on March 15, 2025 and were paid off, net of an immaterial number of converted units that were settled in cash.
The NuVasive Merger constituted a Merger Event (as defined in the Base Indenture). In the event of a Merger Event, the Company was required to execute a supplemental indenture providing for (i) each holder of 2025 Notes with the right to convert each $1,000 principal amount of 2025 Notes into the same type of consideration that holders would have been entitled to receive if such holders had held a number of shares of common stock of NuVasive equal to the applicable conversion rate in effect immediately prior to such Merger Event, and (ii) subsequent adjustments to the conversion rate set forth in the Base Indenture.
Upon the initial recognition of the 2025 Notes pursuant to the purchase accounting for the NuVasive Merger, the embedded conversion feature did not meet the equity scope exception described in ASC 815-40, Contracts in Entity’s Own Equity. The embedded conversion feature was bifurcated and presented as a liability on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense).” The Company recognized, at the NuVasive Merger closing, the embedded conversion feature at fair value of $1.7 million and allocated the residual $407.8 million of the 2025 Notes fair value to the host debt instrument. As a result of the NuVasive Merger and recognizing the fair value of the 2025 Notes, along with the embedded conversion

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
feature, as of the acquisition date, the Company recorded $42.2 million debt discount to be accreted as interest expense over the life of the 2025 Notes.
There were no Convertible Senior Notes outstanding as of December 31, 2025.
2025 Hedges
On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated call option transactions (as amended, the “2025 Hedges”), pursuant to which NuVasive purchased options from such dealers exercisable into its own common stock in connection with the sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the 2025 Hedges were exercisable into the Company's Class A Common in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Hedges. Subject to the amended 2025 Hedges, the Company was entitled to purchase up to 3,617,955 shares of the Company’s Class A Common at a strike price of $124.38. The 2025 Hedges expired with zero value on the second scheduled trading day immediately preceding March 15, 2025.
In accordance with ASC 805, the Company recognized the 2025 Hedges at an acquisition date fair value of $1.7 million. The 2025 Hedges did not meet the equity scope exception described in ASC 815-40, Contract in Entity’s Own Equity, and were presented as assets on the consolidated balance sheet with subsequent measurement at fair value with changes in fair value recognized as “Other income/(expense).”
2025 Warrants
On September 1, 2023, in connection with the closing of the NuVasive Merger, the Company, NuVasive, and certain dealers entered into amendment and guarantee agreements with respect to privately negotiated warrant transactions (the “2025 Warrants”), pursuant to which NuVasive sold warrants to such dealers for its own common stock in connection with the initial sale of the 2025 Notes. Pursuant to such amendment and guarantee agreements, the warrants were exercisable into Globus Class A Common (as defined below) in certain circumstances and the Company guaranteed NuVasive’s obligations under the 2025 Warrants. Subject to the amended 2025 Warrants, the holders of the 2025 Warrants were entitled to purchase up to 3,617,955 shares of the Company’s Class A Common at a strike price of $170.45. The 2025 Warrants expired at various dates throughout 2025 and were settled in net shares or cash, at the Company’s election.
In accordance with ASC 805, the Company recognized the 2025 Warrants at an acquisition date fair value of $0.6 million within additional paid-in capital.
NOTE 12. EQUITY
Share Repurchases
On March 11, 2020, the Company announced a share repurchase program, which authorized the Company to repurchase up to $200.0 million of the Company’s Class A Common. On March 4, 2022, the share repurchase program was expanded by authorizing the Company to repurchase an additional $200.0 million of the Company’s Class A Common, and on September 27, 2023, the share repurchase program was expanded again by authorizing the Company to repurchase an additional $350.0 million of the Company’s Class A Common. On May 15, 2025, the Board approved a new share repurchase program that authorizes the Company to repurchase $500.0 million of the Company’s Class A Common. Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
The Company repurchased 4.3 million Class A Common shares under its authorized share repurchase programs at an average price of $70.06 per share, for an approximate total dollar amount of $300.5 million during the year ended December 31, 2025. As of December 31, 2025, the Company had remaining authorization to repurchase a total of $390.0 million of the Company’s Class A Common. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. Funding of share repurchases is expected to come from operating cash flows and excess cash.
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2025 and 2024, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)
Other comprehensive income/(loss) before reclassifications	576	21,759	22,335
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(128)	—	(128)
Other comprehensive income/(loss), net of tax	448	21,759	22,207
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2025	$131	$15,215	$15,346

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2023	$(1,862)	$(8,330)	$(10,192)
Other comprehensive income/(loss) before reclassifications	2,038	1,786	3,824
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(493)	—	(493)
Other comprehensive income/(loss), net of tax	1,545	1,786	3,331
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31,
(In thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income/(loss) for basic	$537,868	$102,984	$122,873
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	135,215	135,726	113,087
Dilutive stock options, RSUs, and PRSUs	1,842	2,137	1,543
Weighted average shares outstanding for diluted	137,056	137,863	114,630
Earnings per share:
Basic	$3.98	$0.76	$1.09
Diluted	$3.92	$0.75	$1.07

Anti-dilutive stock options and RSUs excluded from the calculation	5,451	5,164	6,295
Anti-dilutive warrants excluded from the calculation	—	3,618	3,618
Anti-dilutive Senior Convertible Notes due 2025 excluded from the calculation	—	3,618	3,618
Total	$5,451	$12,400	$13,531
NOTE 13. STOCK-BASED AWARDS
We have four stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”), our 2021 Equity Incentive Plan (the “2021 Plan”), the NuVasive 2014 Equity Incentive Plan (the “NuVasive 2014 Plan”), and the Ellipse Technologies 2015 Incentive Award Plan (the “Ellipse 2015 Plan” and, together with the 2012 Plan, the 2021 Plan, and NuVasive 2014 Plan, the “Plans”). The 2021 Plan is the only plan pursuant to which new awards may be granted.
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
The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. The purpose of the 2021 Plan is to provide incentive to employees, directors, and consultants of Globus. The 2021 Plan is administered by the Board of Directors of Globus (the “Board”) or its delegates. Under the 2021 Plan, as amended to date, the aggregate number of shares of Class A Common that are able to be issued subject to options and other awards is equal to the sum of (i) 11,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 11,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market. The number, type of awards, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the 2021 Plan. The options granted expire on a date specified by the Board, which is ten years from the grant date. Options granted to employees vest in varying installments over a four-year period.
In connection with the NuVasive Merger, the Company assumed outstanding awards for the RSUs and PRSUs under the NuVasive 2014 Plan and the Ellipse 2015 Plan in accordance with the terms in the NuVasive Merger Agreement. The ultimate issuance amount of the PRSUs is determined by the Compensation Committee of the Board. Share payout levels range from 0% to 100% depending on the respective terms of an award.
As of December 31, 2025, pursuant to the 2021 Plan, the NuVasive 2014 Plan, and the Ellipse 2015 Plan, there were 13,001,940 shares 131,642 shares, and 11,882 shares, respectively, of Class A Common reserved and 4,689,956 shares, 0 shares, and 0 shares respectively of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024. In accordance with its terms, the Ellipse 2015 Plan terminated as to new awards pursuant to its terms in the fourth quarter of 2025.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
Stock option activity during the year ended December 31, 2025 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2024	10,959	$55.47
Granted	2,544	80.75
Exercised	(1,810)	49.23
Forfeited	(1,114)	69.16
Outstanding at December 31, 2025	10,579	61.11	6.5	$283,485
Exercisable at December 31, 2025	6,321	55.16	5.1	203,247
Expected to vest at December 31, 2025	4,257	$69.94	8.6	$80,238
The total intrinsic value of stock options exercised was $57.5 million, $75.7 million, and $10.8 million, during the years ended December 31, 2025, 2024, and 2023, respectively.
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2025			2024			2023
Risk-free interest rate	3.59%	-	4.52%	3.52%	-	4.75%	3.45%	-	4.77%
Expected term (years)	4.9	-	9.9	4.7	-	7.5	4.7	-	4.8
Expected volatility	34.0%	-	37.0%	34.0%	-	39.0%	35.0%	-	38.0%
Expected dividend yield		—%			—%			—%
The weighted average grant date fair value of stock options granted during the years ended December 31, 2025, 2024, and 2023 was $32.76, $22.53, and $21.47 per share, respectively.
Restricted Stock Units
RSU activity during the year ended December 31, 2025 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2024	416	$57.05
Granted	37	87.31
Vested	(128)	54.10
Forfeited	(22)	54.10
Outstanding at December 31, 2025	303	$59.56	2.9

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance-Based Restricted Stock Units
PRSU activity during the year ended December 31, 2025 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2024	67	$53.57
Granted	2	87.18
Vested	(23)	53.70
Forfeited	(34)	52.30
Outstanding at December 31, 2025	12	$62.15	1.4
Stock-Based Compensation
Compensation expense related to stock options granted to employees and non-employees under the Plans and the intrinsic value of stock options exercised for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Stock-based compensation expense	$49,779	$54,191	$38,995
Stock-based compensation expense classified in Acquisition-Related Costs	27,192	—	13,747
Net stock-based compensation capitalized into inventory	(441)	95	31
Total stock-based compensation cost	$76,530	$54,286	$52,773
As of December 31, 2025, there was $96.3 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.5 years.
NOTE 14. INCOME TAXES
The components of income before income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Domestic	$586,468	$149,514	$181,752
Foreign	18,600	(28,792)	(16,359)
Total	$605,068	$120,722	$165,393

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the provision for income taxes are as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Federal
Current	$40,455	$112,768	$81,504
Deferred	45,918	(104,581)	(46,217)

State
Current	(3,527)	25,650	15,190
Deferred	(38,753)	(13,385)	(6,421)

Foreign
Current	9,845	13,357	4,075
Deferred	13,262	(16,071)	(5,611)
Total	$67,200	$17,738	$42,520
In December 2021, the Organization for Economic Co‑operation and Development (“OECD”) released model rules under the Pillar Two framework establishing a global minimum tax rate of 15%. We evaluated the impact of these rules on our global tax profile, including the related top‑up tax requirements. The Pillar Two provisions did not have a significant impact on our consolidated financial statements for the year ended December 31, 2025. We will continue to monitor legislative developments as additional jurisdictions enact or amend tax laws implementing the Pillar Two framework.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which, among other things, modifies the international tax regime and extends or makes permanent various provisions from the Tax Cuts and Jobs Act, including bonus depreciation and research and development expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on our fiscal 2025 effective tax rate but resulted in lower cash tax payments. We continue to review the OBBBA tax provisions to assess impacts to our consolidated financial statements
A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended
	December 31,
	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.5	4.1
Foreign taxes	0.4	(0.6)
Valuation Allowance	10.6	0.4
Tax credits	(9.0)	(3.4)
Stock-based compensation windfall	(5.0)	(0.9)
Nondeductible expenses	3.9	1.3
Foreign inclusions	(0.8)	(0.9)
Acquisition related charges	—	4.9
Other	0.6	(0.2)
Legal entity reorganization	(8.6)	—
Uncertain tax position	(3.9)	—
Effective tax rate	14.7%	25.7%

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ASU 2023-09 has been adopted prospectively. Below is the expanded reconciliation of the statutory U.S. federal tax rate to our effective rate for the year ended December 31, 2025:

	Year Ended
	December 31,
	2025
(In thousands, except percentages)	Balance	Percentage
Statutory U.S. federal tax rate	$127,064	21.0%
State income taxes, net of federal benefit(1)	(38,830)	(6.4)
Foreign taxes
Malta
Legal entity reorganization	32,768	5.4
Valuation Allowance	(30,502)	(5.0)
Other	(906)	(0.1)
Australia
Legal entity reorganization	9,932	1.6
Other	(996)	(0.2)
Other	6,262	1.0
Effect of Cross Border Tax Laws	6,043	1.0
Tax credits	(5,818)	(1.0)
Nontaxable or Nondeductible expenses
Other	5,539	0.9
Bargain Purchase	(24,759)	(4.1)
Changes in unrecognized tax benefits	(4,500)	(0.7)
Other
Legal entity reorganization	(10,848)	(1.8)
Other	(3,249)	(0.5)
Effective tax rate	$67,200	11.1%
(1) State taxes in California make up the majority (greater than 50 percent) of the tax effect in this category.
Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes. Significant components of our deferred income taxes are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Inventory reserve	$81,051	$70,011
Accruals, reserves, and other currently not deductible	36,382	47,434
Stock-based compensation	32,294	41,084
Capitalized R&E	76,015	83,581
Net operating loss carryforwards	245,667	110,386
General business and other credit carryforwards	61,804	33,995
Lease Liability	18,028	27,449
Other	8,229	45,703
Total deferred tax assets	559,470	459,643
Valuation allowance	(139,168)	(182,607)
Total deferred tax assets, net of valuation allowance	420,302	277,036
Deferred tax liabilities:
Depreciation and amortization	(201,655)	(173,845)
Right of Use Asset	(4,413)	(12,065)
Total deferred tax liabilities	(206,068)	(185,910)
Net deferred tax assets/(liabilities)	$214,235	$91,126

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize a portion of the benefits of these deductible differences at December 31, 2025 and 2024. The Company has established valuation allowances of $139.2 million and $182.6 million at December 31, 2025 and 2024, respectively, primarily related to the uncertainty of the utilization of certain deferred tax assets comprised of tax loss carryforwards and tax credits in various jurisdictions. The decrease in the valuation allowance during 2025 was primarily driven by the legal entity reorganization and ability to utilize state credits and net operating losses. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
At December 31, 2025, the Company had $105.8 million, $30.5 million and $109.4 million of federal, state and foreign net operating loss carryforwards, respectively. Federal and state net operating loss carryforwards begin to expire in 2026 and foreign net operating losses carry forward indefinitely.
The Company has California research and development income tax credit carryforwards of $40.3 million. The California credits can be carried forward indefinitely. The Company has foreign tax credit carryforwards of $2.1 million, which expire beginning in 2027.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Unrecognized tax benefits at the beginning of the year	$56,363	$33,757	$986
Additions related to current year tax positions	4,532	2,601	853
Additions related to prior year tax positions	1,748	27,922	32,045
Reductions related to prior year tax positions	(5,493)	(7,917)	(127)
Unrecognized tax benefits at the end of the year	$57,150	$56,363	$33,757
The additions related to current year tax positions for the year ended December 31, 2025 of $4.5 million are primarily related to additional current year reserves. The additions related to the prior year tax positions for the year ended December 31, 2025 of $1.7 million are related to the historical positions from the NuVasive Merger, partially recorded to goodwill using the acquisition method of accounting. The reductions related to prior year tax positions for the year ended December 31, 2025 of $5.5 million are primarily related to the resolution of certain foreign and U.S. federal tax positions through audits and statute of limitation expirations.
The impact of our unrecognized tax benefits to the effective income tax rate is as follows:

	December 31,
(In thousands)	2025	2024	2023
Portion of total unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$20,027	$33,958	$27,601
Due to recent tax reform in the U.S. and favorable treaties between the U.S. and countries in which the Company’s controlled foreign corporations operate, the Company has the ability to repatriate earnings without incurring significant tax liabilities. Accordingly, the Company has recorded a liability for taxes associated with any future distributions of these undistributed earnings of $0.5 million.
Interest and penalties are recorded in the statement of income as provision for income taxes. The total interest and penalties recorded in the statement of income was immaterial for the years ended December 31, 2025, 2024, and 2023. We do not expect a significant change in our uncertain tax benefits in the next twelve months. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2020 as of December 31, 2025.

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
Moskowitz Family LLC Litigation
On November 20, 2019, Moskowitz Family LLC (“Moskowitz”) filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz filed an appeal to the verdict. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss, therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of December 31, 2025.
Pimenta Litigation
On April 2, 2018, Dr. Luiz Pimenta filed suit against NuVasive in the Superior Court of California, County of San Diego (“the Court”) for breach of contract alleging NuVasive improperly terminated the Clinical Advisor Agreement (the “Agreement”) between the parties (the “Pimenta Litigation”). Dr. Pimenta sought monetary damages totaling $97 million, later reduced to $82 million, in the form of unpaid royalties relating to a number of NuVasive products. On September 13, 2022, NuVasive filed cross-claims against Dr. Pimenta for breach of contract alleging that Dr. Pimenta improperly provided inventions to Alphatec Holdings, Inc., a competitor of NuVasive, without granting NuVasive the right of first negotiation under the Agreement. NuVasive is seeking monetary damages in the form of lost profits related to the undisclosed inventions. On November 4, 2025, a jury returned a verdict that included $28.7 million in damages against NuVasive on which statutory interest and costs will apply. The jury did not award damages on the cross claims. On January 28, 2026, the Court ruled on the post-trial motions and interest and costs associated with the damages. As of December 31, 2025, we have recorded a liability of $43.1 million, which includes our accrual for interest and costs based on the Court's order, in our accrued expenses. This provision for litigation charge is within our selling, general, and administrative expense financial statement line for the year ended December 31, 2025. The Company intends to vigorously defend against these claims, including, but not limited to, filing appeals.
4WEB LLC Litigation
On April 25, 2023, 4WEB LLC (“4WEB”) filed suit against NuVasive in the U.S. District Court for the Eastern District of Texas alleging patent infringement. 4WEB alleges that NuVasive willfully infringes one or more claims of eleven patents by making, using, offering for sale, or selling the Modulus® line of products. 4WEB seeks monetary damages and injunctive relief. On May 2, 2024, this suit was transferred from the U.S. District Court for the Eastern District of Texas to the U.S. District Court for the Southern District of California. The litigation is currently ongoing, and the outcome of this litigation cannot be determined, nor can we estimate a range of potential loss; therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of December 31, 2025.
NOTE 16. RESTRUCTURING AND OTHER COSTS
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

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2024 Synergy Plan
The following table provides a summary of recognized pre-tax costs for the years December 31, 2025 and 2024, respectively:

	Year Ended
	December 31,
(In thousands)	2025	2024
Cost of Sales	$—	$178
Research and Development	307	2,154
Selling, General and Administrative	216	3,573
Restructuring Costs	3,048	23,773
Total restructuring and other costs	$3,571	$29,678
The following table provides a summary of activity related to the restructuring program for the years ended December 31, 2025 and 2024, respectively:

	December 31,
(In thousands)	2025	2024
Beginning Balance	$2,747	$—
Net Charges	3,571	29,678
Cash Payments	(5,734)	(21,177)
Settled non-cash (a)	(523)	(5,754)
Ending Balance	$61	$2,747
(a)Represents share-based compensation settled without cash payments.

The 2025 Strategic Integration Plan
There was no stock-based compensation expense included below. The following table provides a summary of the recognized pre-tax costs for the year ended December 31, 2025:

Year Ended
(In thousands)	December 31, 2025
Restructuring Costs	$12,001

The following table provides a summary of activity related to the restructuring program year ended, December 31, 2025:

(In thousands)	December 31, 2025
Beginning Balance	$—
Net Charges	12,001
Cash Payments	(11,402)
Foreign currency impact	(18)
Ending Balance	$581
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
The Company includes financing lease right-of-use assets in other assets, short-term financing lease liabilities in accrued expenses, and long-term financing lease liabilities in other liabilities on the consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the term of the lease, as a component of operating income on the consolidated statement of operations and

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
comprehensive income. Finance leases amortize the right-of-use assets and amortize the interest on the lease liability over the term of the lease.
Amounts reported in the consolidated balance sheet were as follows for the years ended December 31, 2025 and 2024:

	December 31,
(In thousands)	2025	2024
Asset:
Operating lease right-of-use asset	$63,786	$49,647
Finance lease right-of-use asset	718	518
Total leased assets	$64,504	$50,165

Liabilities:
Current:
Operating lease liability	14,738	10,249
Finance lease liability	348	233
Long-term:
Operating lease liability	103,918	83,588
Finance lease liability	436	298
Total lease liabilities	$119,440	$94,368
The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Lease expense:
Operating lease expense	$23,369	$25,272	$19,471
Finance lease expense
Depreciation of right-of-use asset	333	585	903
Interest expense on lease liabilities	38	92	67
Total lease expense	$23,740	$25,949	$20,441
Future minimum lease payments under non-cancellable leases as of December 31, 2025 are as follows:

(In thousands)	Finance Leases	Operating Leases
2026	$380	$22,512
2027	274	21,147
2028	155	18,514
2029	38	18,007
2030	3	17,979
Thereafter	—	57,956
Total minimum lease payments	$849	$156,115
Less: amount representing interest	(65)	(37,459)
Present value of obligations under leases	784	118,656
Less: current portion	(348)	(14,738)
Long-term lease obligations	$436	$103,918

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the Company’s supplemental cash flow information and assumptions used for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31,
(In thousands, except weighted average lease term and discount rate)	2025	2024	2023
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$21,627	$14,300	$19,773
Operating cash flows for finance leases	40	92	67
Financing cash flows for finance leases	334	1,003	913
Total cash paid for amounts included in the measurement of lease liabilities	$22,001	$15,395	$20,753

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$17,540	$2,289	$9,043
Financing leases	$520	$394	$—
Weighted-average remaining lease term
Operating leases	7.6	7.7	14.9
Financing leases	3.5	2.4	2.6
Weighted-average discount rate
Operating leases	7.7%	4.8%	8.3%
Financing leases	5.9%	5.3%	4.4%
NOTE 18. RETIREMENT BENEFIT PLANS
We sponsor 401(k) Plans covering all eligible U.S. employees, and a retirement plan for all eligible Puerto Rico employees. Under the 401(k) Plans, we make matching contributions ranging from 3% to 4% of the employee’s compensation for the period.
For the employees subject to the Nevro sponsored 401(k) Plan, we maintained the historical Nevro policy to match a portion of employee contributions for all qualified employees participating in the Nevro 401(k) Plan from acquisition date through the year ended December 31, 2025.
Additionally, we contribute to various foreign retirement benefit plans required by local law or coordinated with government sponsored plans which cover many of our international employees. The benefits offered under these plans are reflective of local customs and practices in the countries concerned.
Company contributions to these retirement plans were as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
401(k) and other retirement plan contributions	$19,464	$16,069	$10,525
NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Daniel T. Scavilla, our former Chief Executive Officer, was identified as our CODM until July 21, 2025, and Keith W. Pfeil, our current Chief Executive Officer, has been identified as the CODM as of July 21, 2025. The CODM determines resource allocation, investing activities, and performance assessment. The CODM uses revenue, gross profit and operating income to assess financial performance of the segments and make key operating decisions. Our CODM does not evaluate operating segments using asset or liability information.
The Company identified two operating segments, Musculoskeletal Solutions and Enabling Technologies, based on the overall management structure and business strategy. The Company aggregates these operating segments into one reportable segment, based on

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
conclusions reached after considering relevant factors such as economic similarity, customer base, regulatory environment, production processes, nature of services and products provided, and our comprehensive approach to product development and offerings targeting patient needs through procedural-based solutions.
The following table represents total segment revenue, significant segments expenses and other expenses for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Net sales	$2,938,931	$2,519,354	$1,568,476

Cost of Sales and Operating expenses:
Cost of sales	(819,124)	(719,160)	(404,785)
Amortization of inventory fair value step-up (a)	(19,455)	(215,420)	(71,656)
Depreciation related to cost of sales	(119,224)	(100,899)	(71,733)
Research and development employee-related cost	(108,357)	(119,166)	(95,208)
Research and development other (b)	(38,888)	(44,588)	(28,802)
Selling, general and administrative employee-related cost	(891,617)	(763,188)	(514,810)
Selling, general and administrative other (c)	(210,112)	(173,107)	(103,858)
Provision for litigation	(37,737)	(314)	(434)
Acquisition-related costs	(42,326)	(29,623)	(68,274)
Amortization of intangibles	(118,194)	(119,373)	(51,032)
Other segment expenses (d)	(50,668)	(66,320)	(26,880)

Operating income/(Loss)	483,229	168,196	131,004

Interest income/(expense), net	7,141	(4,189)	20,130
Foreign currency transactional gain/(loss)	(3,006)	(43,285)	14,259
Bargain purchase gain	117,704	—	—

Income/(loss) before income taxes	$605,068	$120,722	$165,393
(a)Amounts primarily related to inventory step-up associated with the NuVasive and Nevro Mergers.
(b)Amounts include In-Process Research and Development and other non-employee related costs.
(c)Amounts include non-employee related costs including taxes and fees.
(d)Amounts include restructuring expense and credit losses.

The following table represents total net sales by geographic area, based on the location of the customer for the years ended December 31, 2025, 2024 and 2023, respectively:

	Net Sales
	Year Ended
	December 31,
(In thousands)	2025	2024	2023
United States	$2,367,596	$2,000,067	$1,279,765
International	571,335	519,288	288,711
Total	$2,938,931	$2,519,355	$1,568,476

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table represents total property and equipment, net by geographic area, based on the location of the customer:

	Property and Equipment, Net
	As of
	December 31,
(In thousands)	2025	2024
United States	$504,719	$523,002
International	59,733	44,716
Total	$564,452	$567,718

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Management evaluated the internal control over financial reporting of Globus as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).
Our management has performed its assessment according to the guidelines established by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Nevro from its assessment of internal controls over financial reporting, as it was not possible to conduct an assessment of Nevro's internal control over financial reporting in the period between the merger date and the date of management's assessment. Nevro accounted for approximately 8.5% of total assets as of December 31, 2025 and 10.0% of revenues for the year ended December 31, 2025.
Based on the foregoing and as a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2025, the internal control over financial reporting of Globus was effective.
Report of Independent Registered Public Accounting Firm
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 as stated in their report that is included in Item 8 of this Form 10-K.
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

Item 9B. Other Information
Except as set forth below, during the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
On November 12, 2025, Kelly G. Huller, the Company's Executive Vice President and General Counsel, adopted a trading plan intended to satisfy the condition under Rule 10b5-1(c) of the Exchange Act. Ms. Huller’s Rule 10b5-1 trading plan has a term ending upon the earlier of (i) February 7, 2027 or (ii) the sale of all shares subject to the plan and provides for the sale of up to 67,500 shares of Class A Common pursuant to the terms of the plan.
On December 10, 2025, David D. Davidar, a member of the Board, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Davidar’s Rule 10b5-1 trading plan has a term ending upon the earlier of (i) December 31, 2026 or (ii) the sale of all shares subject to the plan and provides for the sale of up to 36,000 shares of Class A Common pursuant to the terms of the plan.
On December 10, 2025, Berachah Foundation (David D. Davidar's Foundation), a foundation of a member of the Board, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The foundation’s Rule 10b5-1 trading plan has a term ending upon the earlier of (i) December 31, 2026 or (ii) the sale of all shares subject to the plan and provides for the sale of up to 9,100 shares of Class A Common pursuant to the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report and will be included in the definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed within 120 days after the end of our fiscal year.
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
Insider Trading Policy
The Company has adopted insider trading policies and procedures regarding securities transactions (the “Insider Trading Policy”) that apply to all employees, officers, directors and consultants of the Company, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
The other information required by this Item 10 will be set forth in the Company’s proxy statement for its 2026 annual meeting of stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Company’s proxy statement for its 2026 annual meeting of stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth in the Company’s proxy statement for its 2026 annual meeting of stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Company’s proxy statement for its 2026 annual meeting of stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Company’s proxy statement for its 2026 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1)Financial Statements
(a) (2)Financial Statement Schedules
SCHEDULE II. VALUATION ACCOUNTS AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts:

(In thousands)	Beginning of period	Charged to expenses	Write-offs	End of period
Year ended December 31, 2023	$4,724	$3,658	$552	$8,934
Year ended December 31, 2024	$8,934	$16,986	$(10,415)	$15,505
Year ended December 31, 2025	$15,505	$10,223	$7,706	$33,434
Deferred tax valuation allowance:

		Additions		Deductions
(In thousands)	Beginning of period	Charged to expenses	Charged to other accounts	Other deductions	End of period
Year ended December 31, 2023	$5,488	$8,301	$176,974	$—	$190,763
Year ended December 31, 2024	$190,763	$12,825	$(20,981)	$—	$182,607
Year ended December 31, 2025	$182,607	$(80,478)	$37,039	$—	$139,168

(b)Exhibits, including those incorporated by reference

Exhibit No.	Item
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

3.1
Amended and Restated Certificate of Incorporation of Globus Medical, Inc. (incorporated by reference to Exhibit 3.1 of Globus Medical, Inc.’s Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on August 2, 2012).

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Globus Medical, Inc., dated July 30, 2012 (incorporated by reference to Exhibit 3.2 of Globus Medical, Inc.’s Amendment No. 5 to the Registration Statement on Form S-1 filed with the SEC on August 2, 2012).

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Globus Medical, Inc., dated August 7, 2012 (incorporated by reference to Exhibit 3.1 of Globus Medical Inc.’s Form 10-Q/A filed with the SEC on September 19, 2012).

3.4	Amended and Restated Bylaws of Globus Medical, Inc. effective as of May 1, 2019 (incorporated by reference to Exhibit 3.1 to Globus Medical, Inc.’s Form 10-Q/A filed with the SEC on May 2, 2019).
3.5	Amendment to Bylaws effective as of July 31, 2021 (incorporated by reference to Exhibit 3.1 to Globus Medical Inc.’s Form 10-Q filed with the SEC on August 4, 2021).
4.1
Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 of Globus Medical Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on July 16, 2012).

4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 of Globus Medical Inc.’s Annual Report on Form 10-K filed with the SEC on February 20, 2025).
4.3	Indenture, dated as of March 2, 2020, between NuVasive and the Trustee (incorporated by reference to Exhibit 4.1 to NuVasive, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).
4.4
First Supplemental Indenture, dated as of September 1, 2023, among Globus, NuVasive and the Trustee (incorporated by reference to Exhibit 4.2 to Globus Medical, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.1
Globus Medical, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of Globus Medical Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).

10.2
Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Globus Medical Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).

10.3
Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of Globus Medical Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 of Globus Medical Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).
10.5
Form of No Competition and Non-Disclosure Agreement (incorporated by reference to Exhibit 10.19 of Globus Medical Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 8, 2012).

10.6
Executive Employment Agreement, dated May 3, 2016 by and between Globus Medical, Inc. and Daniel T. Scavilla (incorporated by reference to Exhibit 10.1 to Globus Medical Inc.’s Form 10-Q filed with the SEC on May 4, 2016).

10.7
Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Kelly Huller (incorporated by reference to Exhibit 10.1 to Globus Medical Inc.’s Form 10-Q filed with the SEC on August 5, 2020).

10.8
Executive Employment Agreement, dated August 5, 2020 by and between Globus Medical, Inc. and Keith Pfeil (incorporated by reference to Exhibit 10.2 to Globus Medical Inc.’s Form 10-Q filed with the SEC on August 5, 2020).

10.9	Globus Medical, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Globus Medical Inc.’s Form 8-K filed with the SEC on June 5, 2024).
10.10	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.5 to Globus Medical Inc.’s Form S-8 filed with the SEC on December, 16, 2021).
10.11
Globus Medical, Inc. 2021 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.6 to Globus Medical Inc.’s Form S-8 filed with the SEC on December, 16, 2021).

10.12	Globus Medical, Inc. 2021 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 99.7 to Globus Medical Inc.’s Form S-8 filed with the SEC on December, 16, 2021).

10.13	Globus Medical, Inc. 2021 Equity Incentive Plan Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.8 to Globus Medical Inc.’s Form S-8 filed with the SEC on December, 16, 2021).
10.14
Credit Agreement, dated as of September 27, 2023, by and among the Company, U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, and Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to Globus Medical, Inc.’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.15
Guaranty, dated as of September 27, 2023, by and among U.S. Bank National Association, as administrative agent, and NuVasive, Inc., NuVasive Clinical Services Monitoring, Inc. and Branch Medical Group, as guarantors (incorporated by reference to Exhibit 10.2 to Globus Medical, Inc.’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.16	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to NuVasive Inc.’s Definitive Proxy Statement filed with the Commission on March 27, 2014).
10.17	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to NuVasive Inc.’s Registration Statement on Form S-8 filed with the SEC on February 11, 2016).
10.18
Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on August 29, 2017).

10.19
Confirmation for base call option transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the with the SEC on March 2, 2020).

10.20
Confirmation for base call option transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.21
Confirmation for base call option transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.22
Confirmation for base call option transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.23
Confirmation for base call option transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.24
Confirmation for base warrant transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.25
Confirmation for base warrant transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.26
Confirmation for base warrant transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.27
Confirmation for base warrant transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.28
Confirmation for base warrant transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to NuVasive Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.29
Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company (incorporated by reference to Exhibit 10.18 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.30
Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company (incorporated by reference to Exhibit 10.19 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.31
Warrant Amendment Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company (incorporated by reference to Exhibit 10.20 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.32
Warrant Guarantee Agreement, dated as of September 1, 2023, between Barclays Bank PLC and the Company (incorporated by reference to Exhibit 10.21 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.33
Bond Hedge Amendment Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to Exhibit 10.22 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.34
Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to Exhibit 10.23 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.35
Warrant Amendment Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to Exhibit 10.24 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.36
Warrant Guarantee Agreement, dated as of September 1, 2023, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to Exhibit 10.25 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.37
Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to Exhibit 10.26 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.38
Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to Exhibit 10.27 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.39
Warrant Amendment Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to Exhibit 10.28 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.40
Warrant Guarantee Agreement, dated as of September 1, 2023, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to Exhibit 10.29 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.41
Bond Hedge Amendment Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company (incorporated by reference to Exhibit 10.30 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.42
Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company (incorporated by reference to Exhibit 10.31 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.43
Warrant Amendment Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company (incorporated by reference to Exhibit 10.32 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.44
Warrant Guarantee Agreement, dated as of September 1, 2023, between The Bank of Nova Scotia and the Company (incorporated by reference to Exhibit 10.33 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.45
Bond Hedge Amendment Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company (incorporated by reference to Exhibit 10.34 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.46
Bond Hedge Guarantee Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company (incorporated by reference to Exhibit 10.35 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.47
Warrant Amendment Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company (incorporated by reference to Exhibit 10.36 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.48
Warrant Guarantee Agreement, dated as of September 1, 2023, between Royal Bank of Canada and the Company (incorporated by reference to Exhibit 10.37 to Globus Medical, Inc.’s Current Report on Form 10-Q filed with the SEC on November 7, 2023).

10.49
Voting and Support Agreement, dated as of February 6, 2025, by and among Globus Medical, Inc., Nevro Corp., and other signatories thereto (incorporated by reference to Exhibit 10.1 to Globus Medical, Inc.’s Current Report on Form 8-K filed with the SEC on February 6, 2025).

19.1
Globus Medical, Inc. Insider Trading Policy, adopted as of February 18, 2024 (incorporated by reference to Exhibit 19.1 to Globus Medical, Inc.’s Annual Report on Form 10-K filed with the SEC on February 20, 2025).

21.1*	Subsidiaries of Globus Medical, Inc.
23.1*	Consent of independent registered public accounting firm – Deloitte & Touche LLP.

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Globus Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to Globus Medical, Inc's Annual Report on Form 10-K filed with the SEC on February 20, 2025).
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish on a supplemental basis a copy of the omitted schedules and exhibits to the Commission upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated:	February 24, 2026	/s/ KEITH W. PFEIL

Keith W. Pfeil
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated:	February 24, 2026	/s/ KYLE R. KLINE

Kyle R. Kline
Chief Financial Officer
(Principal Financial Officer)
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ KEITH W. PFEIL	President and Chief Executive Officer	February 24, 2026
Keith W. Pfeil	(Principal Executive Officer)
and Director

/s/ KYLE R. KLINE	Chief Financial Officer	February 24, 2026
Kyle R. Kline	(Principal Financial Officer)
Senior Vice President

/s/ DAVID C. PAUL	Executive Chairman and Director	February 24, 2026
David C. Paul

/s/ DAVID D. DAVIDAR	Director	February 24, 2026
David D. Davidar

/s/ ROBERT A. DOUGLAS	Director	February 24, 2026
Robert A. Douglas

/s/ DANIEL T. LEMAITRE	Director	February 24, 2026
Daniel T. Lemaitre

/s/ ANN D. RHOADS	Director	February 24, 2026
Ann D. Rhoads

/s/ JAMES R. TOBIN	Director	February 24, 2026
James R. Tobin

/s/ STEPHEN T. ZARRILLI	Director	February 24, 2026
Stephen T. Zarrilli

/s/ JOHN A. DEFORD	Director	February 24, 2026
John A. DeFord

/s/ DANIEL J. WOLTERMAN	Director	February 24, 2026
Daniel J. Wolterman

/s/ LESLIE V. NORWALK	Director	February 24, 2026
Leslie V. Norwalk