Form 10-Q
period 2026-03-31
GLOBUS MEDICAL INC
filed 2026-05-07
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of May 5, 2026 was 135,744,626 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with health epidemics, pandemics and similar outbreaks factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with laws and regulations, and any changes thereto that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, successful integration of businesses that we have acquired or may acquire in the future, and other risks set forth in this Quarterly Report on Form 10-Q and throughout our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share values)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$560,950	$526,156
Short-term marketable securities	68,901	31,087
Accounts receivable, net of allowances of $40,933 and $33,434, respectively	686,433	678,938
Inventories	772,602	759,277
Prepaid expenses and other current assets	60,228	65,426
Income taxes receivable	49,006	64,727
Total current assets	2,198,120	2,125,611
Property and equipment, net	557,139	564,452
Operating lease right of use assets	61,507	63,786
Long-term marketable securities	169,437	71,819
Intangible assets, net	720,845	745,064
Goodwill	1,438,733	1,435,033
Other assets	78,964	78,781
Deferred income taxes	214,810	218,215
Total assets	$5,439,555	$5,302,761

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103,658	$98,852
Accrued expenses	313,431	333,586
Operating lease liabilities	15,121	14,738
Income taxes payable	3,032	4,155
Business acquisition liabilities	20,874	19,513
Deferred revenue	26,347	27,655
Total current liabilities	482,463	498,499
Business acquisition liabilities, net of current portion	79,444	81,995
Operating lease liabilities	100,102	103,918
Deferred income taxes and other tax liabilities	24,658	23,756
Other liabilities	20,576	21,343
Total liabilities	707,243	729,511

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 113,236,099 and 112,625,126 shares at March 31, 2026 and December 31, 2025, respectively	113	113
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at March 31, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	3,205,514	3,169,812
Accumulated other comprehensive income/(loss)	14,404	15,346
Retained earnings	1,512,259	1,387,957
Total equity	4,732,312	4,573,250
Total liabilities and equity	$5,439,555	$5,302,761
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net sales	$759,854	$598,121

Cost of Sales and Operating expenses:
Cost of sales (exclusive of amortization of intangibles)	234,066	195,397
Research and development	36,510	33,062
Selling, general and administrative	297,775	242,799
Amortization of intangibles	29,526	28,802
Acquisition-related costs	6,377	1,057
Restructuring costs	5,212	—

Operating income/(loss)	150,388	97,004

Other income/(expense), net
Interest income/(expense), net	5,434	1,681
Foreign currency transaction gain/(loss)	(2,113)	4,270
Bargain purchase gain	1,118	—
Other income/(expense)	2,247	713
Total other income/(expense), net	6,686	6,664

Income/(loss) before income taxes	157,074	103,668
Income tax provision/(benefit)	32,772	28,206

Net income/(loss)	$124,302	$75,462

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	(1,160)	315
Foreign currency translation gain/(loss)	218	4,379
Total other comprehensive income/(loss), net of tax	(942)	4,694
Comprehensive income/(loss)	$123,360	$80,156

Earnings per share:
Basic	$0.92	$0.55
Diluted	$0.90	$0.54
Weighted average shares outstanding:
Basic	135,364	136,757
Diluted	138,191	139,774
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2025	112,625	$113	22,430	$22	$3,169,812	$15,346	$1,387,957	$4,573,250
Stock-based compensation	—	—	—	—	12,788	—	—	12,788
Grant of contingent restricted stock units	—	—	—	—	393	—	—	393
Exercise of stock options	515	—	—	—	25,961	—	—	25,961
Issuance of Class A common stock under employee and director equity option plans, net	96	—	—	—	(3,440)	—	—	(3,440)
Comprehensive income/(loss)	—	—	—	—	—	(942)	124,302	123,360
Balance at March 31, 2026	113,236	$113	22,430	$22	$3,205,514	$14,404	$1,512,259	$4,732,312

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333
Stock-based compensation	—	—	—	—	13,324	—	—	13,324
Grant of contingent restricted stock units	—	—	—	—	429	—	—	429
Exercise of stock options	309	—	—	—	11,223	—	—	11,223
Issuance of Class A common stock under employee and director equity option plans, net	72	—	—	—	(2,293)	—	—	(2,293)
Comprehensive income/(loss)	—	—	—	—	—	4,694	75,462	80,156
Repurchase and retirement of common stock	(2,445)	(2)	—	—	—	—	(192,102)	(192,104)
Balance at March 31, 2025	112,926	$113	22,430	$22	$3,053,927	$(2,167)	$1,036,173	$4,088,068
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$124,302	$75,462
Adjustments to reconcile net income to net cash provided by operating activities:
Bargain purchase gain	(1,118)	—
Depreciation and amortization	69,856	65,653
Provision for excess and obsolete inventory	4,960	5,960
Amortization of acquisition accounting fair value step up	—	6,707
Stock-based compensation expense	12,617	13,206
Allowance for expected credit losses	5,277	3,206
Change in fair value of business acquisition liabilities	6,352	167
Change in deferred income taxes	7,962	509
(Gain)/loss on disposal of assets, net	2,449	2,613
Payment of business acquisition-related liabilities	(2,273)	(2,012)
Net (gain)/loss from foreign currency adjustment	98	(3,772)
(Increase) decrease in:
Accounts receivable	(13,399)	22,603
Inventories	(16,651)	(7,587)
Prepaid expenses and other assets	6,942	4,534
Increase (decrease) in:
Accounts payable	5,082	(899)
Accrued expenses and other liabilities	(24,668)	(28,658)
Income taxes payable/receivable	14,576	19,608
Net cash provided by/(used in) operating activities	202,364	177,300
Cash flows from investing activities:
Purchases of marketable securities	(146,393)	(1,750)
Sales and maturities of marketable securities	8,243	174,238
Purchases of property and equipment	(39,615)	(36,103)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(4,909)	(5,000)
Net cash provided by/(used in) investing activities	(182,674)	131,385
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(4,324)	(3,890)
Net proceeds from exercise of stock options	25,961	11,223
Payments related to tax withholdings for share-based compensation	(3,440)	(2,293)
Repurchase of common stock	—	(190,451)
Repayment of senior convertible notes	—	(449,985)
Net cash provided by/(used in) financing activities	18,197	(635,396)
Effect of foreign exchange rates on cash	(3,093)	3,539
Net increase/(decrease) in cash and cash equivalents	34,794	(323,172)
Cash and cash equivalents at beginning of period	526,156	784,438
Cash and cash equivalents at end of period	$560,950	$461,266

Supplemental disclosures of cash flow information:
Income taxes paid, net	$5,991	$7,199
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$10,517	$10,014
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS (Unaudited)
NOTE 1. BACKGROUND
(a)The Company
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
We are headquartered in Audubon, Pennsylvania, and market and sell our products through our exclusive sales force in the United States (“U.S.”), as well as within North, Central & South America, Europe, Asia, Africa and Australia. We sell our products in the U.S. through a sales force comprised primarily of directly-employed and independent sales representatives. Our international sales force is comprised of directly-employed sales personnel and independent sales representatives, as well as exclusive and non-exclusive independent third-party distributors.
The terms the “Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.
(b)Nevro Merger
As previously disclosed on February 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Nevro Merger Agreement”) with Nevro Corp. (“Nevro”) and Palmer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Palmer Merger Sub”). On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro (the “Nevro Merger”), with Nevro surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of common stock of Nevro, without interest and subject to any applicable withholding taxes. Refer to Note 3, Asset Acquisitions and Business Combinations for further information.
Globus was deemed to be the accounting acquirer of Nevro for accounting purposes under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, prior periods within these condensed consolidated financial statements may not be comparable.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.
In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of March 31, 2026, and results of operations for the three months ended March 31, 2026. The results of operations for any interim period may not be indicative of results for the full year.
(b)Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Globus and its majority-owned or controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Variable Interest Entities
We provide intraoperative neuromonitoring (“IONM”) services through various majority-owned or controlled subsidiaries, which collectively conduct business as NuVasive Clinical Services. In providing IONM services to surgeons and healthcare facilities across the U.S., the Company maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and therefore, the accompanying condensed consolidated financial statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financial statements. The creditors of the PCs have claims only to the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.
(c)Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates, in part, on historical experience that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.
Significant areas that require estimates include revenue recognition, intangible assets, business acquisition liabilities, allowance for expected credit losses, stock-based compensation, reserves for excess and obsolete inventory, fair value measurements, useful lives of assets, the outcome of litigation, recoverability of intangible assets and income taxes. We are subject to risks and uncertainties due to changes in the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ materially from estimated results.
(d)Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. For purposes of disclosure, we disaggregate our revenue into two categories: Musculoskeletal Solutions and Enabling Technologies.
Our Musculoskeletal Solutions products consist primarily of implantable devices, disposables, unique instruments, and neuromonitoring services, used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation and revenue is recognized at a point in time. For our neuromonitoring services, revenue is recognized in the period the service is performed, which can be either at a point in time or over time, depending on how the performance obligation is defined for the amount of consideration expected to be received.
Our Enabling Technologies products are advanced hardware and software systems and related technologies that are designed to enhance a surgeon’s capabilities and streamline surgical procedures by making them less invasive, more accurate, and more reproducible to improve patient care. The majority of our Enabling Technologies product contracts contain multiple performance obligations, including maintenance and support, and revenue is recognized as we fulfill each performance obligation, generally at the point in time in which the obligation is fulfilled. When a contract has multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
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
Deferred revenue is comprised mainly of unearned revenue related to the sales of certain Enabling Technologies products, which include maintenance and support services. Maintenance and support services are generally invoiced annually, at the beginning of each contract period, and revenue is recognized ratably over the maintenance period.

Our contract liabilities of $34.9 million and $36.9 million as of March 31, 2026 and December 31, 2025, respectively, are classified within deferred revenue and other liabilities on our condensed consolidated balance sheet based on the timing of when we expect to complete performance obligations.
The changes to contract liabilities related to deferred revenue for the quarter are as follows:

(In thousands)	Three Months Ended March 31, 2026
Beginning contract liabilities	$36,914
Revenue recognized from contract liabilities	(9,777)
Advance consideration received during the period	7,760
Ending contract liabilities	$34,897
(e)Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of March 31, 2026. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, which does not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review declines in the fair value of our securities to determine whether they are resulting from expected credit losses or other factors. If the assessment indicates a credit loss exists, we recognize any measured impairment as an allowance for credit loss in our condensed consolidated statements of operations. Any other impairments not recorded through allowance for credit losses is recognized in our other comprehensive income. No impairments were identified resulting from expected credit losses during the three months ended March 31, 2026.
(f)Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired less the liabilities assumed in the acquisition of a business. Goodwill is tested for impairment at least annually or whenever events or circumstances indicate that a carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the estimated fair value of the reporting unit. Fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test of goodwill in the fourth quarter of each year. We consider a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets, and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the evaluation includes management estimates of discounted cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies.
Intangible assets consist of purchased developed technology, customer relationships, trade names, reacquired right and patents. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 21 years. Intangible assets with finite useful lives are tested whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
During the three months ended March 31, 2026, there were no impairments in goodwill or finite-lived intangible assets.
(g) Derivative Financial Instruments
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
(h)Accounts Receivable and Related Valuation Accounts
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
(i)Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11 Interim Reporting (Topic 270). ASU No. 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. This ASU clarifies types of interim reporting and the form and content of interim financial statements in accordance with U.S. GAAP. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact the standard will have on its interim consolidated financial statements and related disclosures.
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
(j)Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU No. 2025‑05 provides a practical expedient that allows entities to estimate expected credit losses on certain trade receivables and contract assets by assuming that current economic conditions will remain unchanged over the life of the asset. The expedient applies only to assets with contractual lives of one year or less. The Company adopted ASU No. 2025-05 as of January 1, 2026, and amendments were applied prospectively. The adoption did not have any material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision-making utility of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. The Company adopted ASU No. 2023-09 as of January 1, 2025, and amendments were applied prospectively.

NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS
Nevro Merger
As previously disclosed on February 6, 2025, the Company entered into the Nevro Merger Agreement with Nevro. On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro, with Nevro surviving as a wholly owned subsidiary of the Company. At the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was converted into cash in an amount equal to $5.85 per share of common stock of Nevro.
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
Concurrently with the Nevro Merger, the Nevro existing term loans and warrants were paid off, with Globus funding $18.5 million of this repayment, which we have determined to be included within the aggregate consideration.
The aggregate consideration in connection with the closing of the Nevro Merger was as follows:

(In thousands, except share and per share values)
Nevro shares outstanding as of April 3, 2025	38,383
Price paid per share	$5.85
Total consideration paid for outstanding common stock of Nevro	$224,538
Repayment of Nevro’s term loans, warrants, and other transaction costs	18,515
Fair value of cash settled equity awards	9,493
Total purchase price	$252,546
We accounted for the Nevro Merger using the acquisition method of accounting, which requires Nevro’s assets and liabilities to be recorded on our balance sheet at fair value as of the acquisition date.
The following table summarizes the final purchase price allocation for the Nevro Merger as of March 31, 2026:

(In thousands)	Preliminary Purchase Price Allocation as of April 3, 2025	Measurement Period and Other Adjustments	Purchase Price Allocation as of December 31, 2025 (as adjusted)	Measurement Period and Other Adjustments	Final Purchase Price Allocation
Current assets (excluding accounts receivable and inventories)	$10,328	$—	$10,328	$—	$10,328
Accounts receivable	70,754	—	70,754	—	70,754
Inventories	115,416	1,400	116,815	—	116,815
Property and equipment	29,051	—	29,051	(337)	28,714
Operating lease right of use assets	12,269	—	12,269	—	12,269
Intangible assets	53,600	2,400	56,000	—	56,000
Other long-term assets	4,223	—	4,223	(2,080)	2,143
Deferred income taxes	141,510	3,343	144,853	2,669	147,522
Total Assets	$437,150	$7,143	$444,293	$252	$444,545

Current liabilities (excluding operating lease liabilities)	$46,880	$—	$46,880	$(866)	$46,014
Operating lease liabilities, including current portion	27,163	—	27,163	—	27,163
Total liabilities	$74,043	$—	$74,043	$(866)	$73,177

Fair value of acquired identifiable assets and liabilities	$363,107	$7,143	$370,250	$1,118	$371,368
Less: Purchase price	$252,546	$—	$252,546	$—	$252,546
Bargain purchase gain	$110,561	$7,143	$117,704	$1,118	$118,822

The excess fair value of the net assets acquired over the purchase price resulted in the recognition of a bargain purchase gain and was recorded in the bargain purchase gain on the condensed consolidated statements of operations and comprehensive income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. The majority of the bargain purchase gain is non-taxable for tax purposes. Total transaction costs incurred in connection with the Nevro Merger were $28.9 million for the year ended December 31, 2025, with immaterial costs incurred during the three months ended March 31, 2026. These transaction costs were recognized as acquisition-related costs in the condensed consolidated statements of operations and comprehensive income.
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
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of Nevro’s identifiable intangible assets acquired and their remaining amortization period (in years):

(In thousands)	Fair Value as of March 31, 2026	Useful Life
Developed technology	$36,000	7
Customer relationships	11,500	10
Trade names	8,500	15
Nevro’s results have been included in the Company’s financial statements for the period subsequent to the date of the acquisition on April 3, 2025. Nevro contributed revenues of $82.7 million for the three months ended March 31, 2026. Due to the continuing integration of Nevro’s operations into the Company, it is impractical to determine Nevro’s net income/(loss) during the current period, which is included in the Company’s net income.
Asset Acquisitions
During the third quarter of 2025, the Company entered into a license agreement to acquire software related to the imaging, navigation and robotics (“INR”) division for a total consideration of €8.0 million ($9.4 million). An initial payment of €4.0 million ($4.7 million) was made at closing and recorded as a developed technology intangible asset, with the remaining €4.0 million ($4.7 million) paid in the first quarter of 2026. The asset will be amortized over its estimated useful life of seven years.
During the first quarter of 2025, the Company entered into a license agreement for certain patents of medical device technology in the spine field for a total of $5.0 million due at closing, and 1 percent license fee on future sales of products developed and covered under the license agreement. The Company recorded $5.0 million of intangible assets, with a useful life of 10.1 years.
During the first quarter of 2024, the Company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, in-process research and development (“IPR&D”) of the acquired technology, thus satisfying the requirements of the screen test in ASC Topic 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million of contingent consideration which is payable upon meeting the Good Manufacturing Process milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. As of March 31, 2026, the milestones have not been met and as such, contingent consideration has not been recorded in this asset acquisition.

Other Business Combinations
During the first quarter of 2026, the Company completed one acquisition that was not material to the overall condensed consolidated financial statements during the periods presented. This acquisition has been included in the condensed consolidated financial statements from date of acquisition. The purchase price consisted of approximately $0.2 million of cash paid at closing and $3.9 million in contingent consideration payments, resulting in goodwill of $3.9 million and reacquired rights of $0.2 million based on the estimated fair value. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of five years and are payable in cash.
Throughout 2024, the Company completed three acquisitions that were not material to the overall condensed consolidated financial statements during the periods presented. These acquisitions have been included in the condensed consolidated financial statements from their respective dates of acquisition. The purchase prices in aggregate consisted of approximately $0.7 million of cash paid at closing and $25.0 million in contingent consideration payments, resulting in goodwill of $24.0 million and reacquired rights of $1.8 million based on the estimated fair values. The contingent payments for these acquisitions are based upon achieving various performance milestones over a period of five and ten years and are payable in a combination of cash and restricted stock units (“RSUs”).
NOTE 4. NET SALES
The following table represents net sales by product category for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025
Musculoskeletal Solutions	$732,984	$575,932
Enabling Technologies	26,870	22,189
Total net sales	$759,854	$598,121
NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$8,670	$—	$(3)	$8,667
Corporate debt securities	5,572	—	(5)	5,567
Commercial paper	49,350	—	(33)	49,317
Government, federal agency, and other sovereign obligations	5,349	2	(1)	5,350
Total short-term marketable securities	$68,941	$2	$(42)	$68,901

Long-term:
Municipal bonds	$3,600	$1	$(6)	$3,595
Corporate debt securities	76,858	—	(451)	76,407
Asset-backed securities	60,519	2	(236)	60,285
Government, federal agency, and other sovereign obligations	29,243	6	(99)	29,150
Total long-term marketable securities	$170,220	$9	$(792)	$169,437

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$5,943	$4	$—	$5,947
Corporate debt securities	4,180	1	—	4,181
Commercial paper	15,622	5	—	15,627
Government, federal agency, and other sovereign obligations	5,323	9	—	5,332
Total short-term marketable securities	$31,068	$19	$—	$31,087

Long-term:
Municipal bonds	$3,600	$9	$—	$3,609
Corporate debt securities	33,187	61	(2)	33,246
Asset-backed securities	19,151	31	(4)	19,178
Government, federal agency, and other sovereign obligations	15,742	44	—	15,786
Total long-term marketable securities	$71,680	$145	$(6)	$71,819
The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of March 31, 2026 and December 31, 2025, respectively.
NOTE 6. FAIR VALUE MEASUREMENTS
The following table represents the fair value of assets and liabilities as of March 31, 2026 and December 31, 2025, respectively, including the following:

(In thousands)	Balance at March 31, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$379,925	$377,627	$2,298	$—
Municipal bonds	12,262	—	12,262	—
Corporate debt securities	81,974	—	81,974	—
Commercial paper	49,317	—	49,317	—
Asset-backed securities	60,285	—	60,285	—
Government, federal agency, and other sovereign obligations	34,500	30,403	4,097	—
Liabilities:
Business acquisition liabilities	100,318	—	—	100,318

(In thousands)	Balance at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$311,708	$287,574	$24,134	$—
Municipal bonds	9,556	—	9,556	—
Corporate debt securities	37,427	—	37,427	—
Commercial paper	15,627	—	15,627
Asset-backed securities	19,178	—	19,178	—
Government, federal agency, and other sovereign obligations	21,118	17,046	4,072	—
Liabilities:
Business acquisition liabilities	101,508	—	—	101,508

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
The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	1.6%	-	5.5%	2.5%
Revenue volatility	14.0%	-	15.8%	14.8%
Discount rate	3.9%	-	8.5%	5.0%
Projected year of payment	2026	-	2035
* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.
The change in the carrying value of the business acquisition liabilities during the three months ended March 31, 2026 and 2025, respectively, included the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance	$101,508	$123,235
Purchase price contingent consideration	3,909	—
Contingent cash payments	(6,597)	(5,902)
Contingent RSU grants	(393)	(429)
Changes in fair value of business acquisition liabilities	6,352	167
Contractual payable reclassification	(4,461)	984
Ending balance	$100,318	$118,055
Changes in the fair value of business acquisition liabilities are driven by changes in market conditions and the achievement of certain performance conditions.
NOTE 7. INVENTORIES
Inventories included the following as of March 31, 2026 and December 31, 2025, respectively:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials	$163,831	$162,247
Work in process	69,687	64,462
Finished goods	539,084	532,568
Total inventories	$772,602	$759,277
During the three months ended March 31, 2026 and 2025, net adjustments to cost of sales related to excess and obsolete inventory were $5.0 million and $6.0 million, respectively. The net adjustments for the three months ended March 31, 2026 and 2025 reflect a combination of additional expense for excess and obsolete related provisions ($11.7 million and $10.2 million, respectively) offset by sales and disposals ($6.7 million and $4.2 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment included the following as of March 31, 2026 and December 31, 2025, respectively:

(In thousands)	Useful Life	March 31,	December 31,
	(in years)	2026	2025
Land	—	$10,830	$10,849
Buildings and improvements	31.5	127,833	127,573
Equipment	5-15	258,963	258,475
Instruments, modules, and cases	5	834,615	813,488
Other property and equipment	3-5	72,480	59,067
		1,304,721	1,269,452
Less: accumulated depreciation and amortization		(747,582)	(705,000)
Total		$557,139	$564,452
Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.
Depreciation expense related to property and equipment was as follows during the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025
Depreciation	$40,595	$37,272
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the twelve months ended December 31, 2025 and the three months ended March 31, 2026, respectively, included the following:

(In thousands)
December 31, 2024	$1,432,387
Foreign exchange	2,646
December 31, 2025	1,435,033
Additions and adjustments	3,920
Foreign exchange	(220)
March 31, 2026	$1,438,733
Intangible assets as of March 31, 2026 included the following:

		March 31, 2026
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$367,448	$(124,454)	$242,994
Developed technology	7.9	729,820	(268,978)	460,842
Patents	14.0	14,718	(6,660)	8,058
Trade names	15.3	10,034	(1,083)	8,951
Total intangible assets		$1,122,020	$(401,175)	$720,845

Intangible assets as of December 31, 2025 included the following:

		December 31, 2025
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$367,184	$(116,701)	$250,483
Developed technology	7.9	725,237	(248,098)	477,139
Patents	14.1	14,744	(6,410)	8,334
Trade names	15.3	10,034	(926)	9,108
Total intangible assets		$1,117,199	$(372,135)	$745,064
The following table summarizes amortization of intangible assets for future periods as of March 31, 2026:

(In thousands)	Annual Amortization
2026	$88,261
2027	116,385
2028	112,978
2029	112,659
Thereafter	290,562
Total	$720,845
NOTE 10. ACCRUED EXPENSES
Accrued expenses as of March 31, 2026 and December 31, 2025, respectively, included the following:

(In thousands)	March 31, 2026	December 31, 2025
Compensation and other employee-related costs	$146,302	$167,105
Legal and other settlements and expenses	50,660	51,875
Accrued non-income taxes	29,138	29,240
Royalties	16,908	11,632
Rebates	47,694	47,503
Other	22,729	26,231
Total accrued expenses	$313,431	$333,586
NOTE 11. DEBT
Line of Credit
In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) an unlimited amount, so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement. Revolving loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate (each as defined in the September 2023 Credit Agreement). We may also request Swingline Loans at either the Base Rate or the Daily Term SOFR Rate (each as defined in the September 2023 Credit Agreement). The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of March 31, 2026, we had no outstanding borrowings under the September 2023 Credit Agreement and we were in compliance with all covenants.
0.375% Senior Convertible Notes due 2025
As previously disclosed on September 1, 2023, the Company entered into the Merger Agreement (the “NuVasive Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the NuVasive Merger Agreement, Merger Sub merged with and into NuVasive (the “NuVasive Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. In connection with the closing of the NuVasive Merger, the Company, NuVasive and Wilmington Trust National Association, as trustee (the “Trustee”), entered into a supplemental agreement (the “First Supplemental Indenture”) to the Indenture, dated March 2, 2020 (the “Base Indenture”), by and between NuVasive and the Trustee, relating to NuVasive’s $450.0 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). On March 15, 2025, the $450.0 million in remaining aggregate principal amount of the 2025 Notes was paid off, net of an immaterial number of converted units that were settled in cash. There were no 2025 Notes outstanding as of March 31, 2026.
There was no interest expense and $6.9 million of interest expense recognized on the 2025 Notes for the three months ended March 31, 2026 and 2025, respectively.
NOTE 12. EQUITY
Share Repurchases
On May 15, 2025, our Board of Directors (the “Board”) approved a new share repurchase program that authorizes the Company to repurchase $500.0 million of the Company’s Class A Common Stock (“Class A Common”). Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
The Company repurchased no shares during the three months ended March 31, 2026. As of March 31, 2026, the Company had a remaining authorization to repurchase a total of $390.0 million of the Company’s Class A Common.
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
Common Stock
Our Amended and Restated Certificate of Incorporation provides for a total of 775,000,000 authorized shares of common stock. Of the authorized number of shares of common stock, 500,000,000 shares are designated as Class A Common, and 275,000,000 shares are designated as the Class B Common Stock (“Class B Common”).
The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. Each share of our Class B Common is convertible at any time at the option of the holder into one share of our Class A Common. In addition, each share of our Class B Common will convert automatically into one share of our Class A Common upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B Common please see “Description of Securities of the Registrant” filed as Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on February 24, 2026. The holders of Class A Common and Class B Common vote together as one class of common stock. Except for voting rights, the Class A Common and Class B Common have the same rights and privileges.

Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2026 and 2025, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2025	$131	$15,215	$15,346
Other comprehensive income/(loss) before reclassifications	(981)	218	(763)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(179)	—	(179)
Other comprehensive income/(loss), net of tax	(1,160)	218	(942)
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2026	$(1,029)	$15,433	$14,404

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)
Other comprehensive income/(loss) before reclassifications	416	4,379	4,795
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(101)	—	(101)
Other comprehensive income/(loss), net of tax	315	4,379	4,694
Accumulated other comprehensive income/(loss), net of tax, at March 31, 2025	$(2)	$(2,165)	$(2,167)
Amounts reclassified from accumulated other comprehensive loss, net of tax, related to unrealized gains/losses on marketable securities were released to other income, net in our condensed consolidated statements of operations and comprehensive income.
Earnings Per Common Share
The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion is anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested RSUs, and performance-based restrictive stock units (“PRSUs”). These are included in basic net income per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Numerator:
Net income/(loss) for basic	$124,301	$75,462
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	135,364	136,757
Dilutive stock options, RSUs, and PRSUs	2,826	3,017
Weighted average shares outstanding for diluted	138,191	139,774
Earnings per share:
Basic	$0.92	$0.55
Diluted	$0.90	$0.54

Anti-dilutive stock options and RSUs excluded from the calculation	3,194	3,049
Anti-dilutive warrants excluded from the calculation	—	3,618
Total	$3,194	$6,667
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
The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. The purpose of the 2021 Plan is to provide incentives to employees, directors, and consultants of Globus. The 2021 Plan is administered by the Board or its delegates. Under the 2021 Plan, as amended to date, the aggregate number of shares of Class A Common that are able to be issued subject to options and other awards is equal to the sum of (i) 11,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 11,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market. The number, type of awards, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the 2021 Plan. The options granted expire on a date specified by the Board, which is ten years from the grant date. Options granted to employees vest in varying installments over a four-year period.
In connection with the NuVasive Merger, the Company assumed outstanding awards for the RSUs and PRSUs under the NuVasive 2014 Plan and the Ellipse 2015 Plan in accordance with the terms in the NuVasive Merger Agreement. The issuance amount of the PRSUs is determined by the Compensation Committee of the Board. Share payout levels range from 0% to 100% depending on the respective terms of an award.
As of March 31, 2026, pursuant to the 2021 Plan, the NuVasive 2014 Plan and the Ellipse 2015 Plan, there were 13,004,450 shares, 450 shares and 8,861 shares, respectively, of Class A Common reserved for issuance and 3,446,584 shares, 0 shares and 0 shares, respectively, of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024. In accordance with its terms, the Ellipse 2015 Plan terminated as to new awards pursuant to its terms in the fourth quarter of 2025.

Stock Options
Stock option activity during the three months ended March 31, 2026 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2025	10,579	$61.11
Granted	1,462	93.71
Exercised	(515)	50.65
Forfeited	(226)	73.51
Outstanding at March 31, 2026	11,300	65.55	6.8	$250,916
Exercisable at March 31, 2026	6,507	58.14	5.3	185,057
Expected to vest at March 31, 2026	4,793	$75.61	8.8	$65,859
The total intrinsic value of stock options exercised was $22.0 million and $12.2 million during the three months ended March 31, 2026 and 2025, respectively.
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2026			2025
Risk-free interest rate	3.72%	-	3.87%	4.09%	-	4.52%
Expected term (years)	5.0	-	5.5	4.9	-	9.1
Expected volatility	37.0%			34.0%	-	37.0%
Expected dividend yield	—%			—%
The weighted average grant date fair value of stock options granted during both the three months ended March 31, 2026 and 2025 was $36.40.
Restricted Stock Units
RSU activity during the three months ended March 31, 2026 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2025	303	$59.56
Granted	4	91.57
Vested	(130)	54.10
Forfeited	(1)	54.10
Outstanding at March 31, 2026	176	$64.36	4.7

Performance-Based Restricted Stock Units
PRSU activity during the three months ended March 31, 2026 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2025	12	$62.15
Granted	—	—
Vested	(2)	54.10
Forfeited	(1)	54.10
Outstanding at March 31, 2026	9	$64.89	1.5
Stock-Based Compensation
Compensation expense related to stock options granted to employees and non-employees under the Plans during the three months ended March 31, 2026 and 2025, respectively, was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Stock-based compensation expense	$12,617	$13,206
Net stock-based compensation capitalized into inventory	171	118
Total stock-based compensation cost	$12,788	$13,324
As of March 31, 2026, there was $129.4 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.9 years.
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
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law in 2025 and, among other things, modifies the international tax regime and extends or makes permanent various provisions from the Tax Cuts and Jobs Act of 2017, including bonus depreciation and research and development expensing. The provisions of OBBBA for accelerated depreciation and research and development expenses reduce our cash income tax expense for 2026, and the modifications for the international tax provisions of OBBBA reduce our tax rate for 2026.
The following table provides a summary of our effective income tax rate for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Effective income tax rate	20.9%	27.2%
For the three months ended March 31, 2026, the decrease in the effective tax rate was driven by integration benefits in the current year.

NOTE 15. RESTRUCTURING AND OTHER COSTS
The Company recorded employee termination benefits as a part of the 2024 Synergy Plan and 2025 Strategic Integration Plan. The 2024 Synergy Plan was designed to optimize the organizational structure of Globus by reducing the size of our workforce. Impacted employees were notified during the first and third quarters of 2024 and the second quarter of 2025.
The 2025 Strategic Integration Plan was implemented to streamline operations. Impacted employees were notified during the second quarter of 2025 and the first quarter of 2026.
Totals include stock-based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, where applicable.
The 2024 Synergy Plan
The following table provides a summary of the recognized pre-tax costs for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025
Research and Development	—	96
Selling, General and Administrative	3	58
Restructuring Costs	1,591	—
Total restructuring and other costs	$1,594	$154
The following table provides a summary of activity related to the restructuring program for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning Balance	$61	$2,747
Net Charges	1,594	154
Cash Payments	(419)	(1,525)
Settled non-cash (a)	(3)	(154)
Ending Balance	$1,233	$1,222
(a)Represents share-based compensation settled without cash payments.
The 2025 Strategic Integration Plan
There was no stock-based compensation expense included below. The following table provides a summary of the recognized pre-tax costs for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025
Restructuring Costs	$3,621	$—

The following table provides a summary of activity related to the restructuring program for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning Balance	$581	$—
Net charges	3,621	—
Cash Payments	(1,795)	—
Foreign currency impact	(10)	—
Ending Balance	$2,397	$—
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
Amounts reported in the condensed consolidated balance sheet were as follows as of March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
(In thousands)	2026	2025
Asset:
Operating lease right-of-use asset	$61,507	$63,786
Finance lease right-of-use asset	697	718
Total leased assets	$62,204	$64,504

Liabilities:
Current:
Operating lease liability	15,121	14,738
Finance lease liability	320	348
Long-term:
Operating lease liability	100,102	103,918
Finance lease liability	398	436
Total lease liabilities	$115,941	$119,440

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands)	2026	2025
Lease expense:
Operating lease expense	$5,945	$3,570
Finance lease expense
Depreciation of right-of-use asset	94	65
Interest expense on lease liabilities	12	13
Total lease expense	$6,051	$3,648
Future minimum lease payments under non-cancellable leases as of March 31, 2026, are as follows:

(In thousands)	Finance Leases	Operating Leases
2026	$294	$17,347
2027	287	21,020
2028	168	18,519
2029	52	18,172
2030	—	17,953
Thereafter	—	57,976
Total minimum lease payments	$801	$150,987
Less: amount representing interest	(83)	(35,764)
Present value of obligations under leases	718	115,223
Less: current portion	(320)	(15,121)
Long-term lease obligations	$398	$100,102
The table below summarizes the Company’s supplemental cash flow information and assumptions used for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In thousands, except weighted average lease term and discount rate)	2026	2025
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$6,066	$5,623
Operating cash flows for finance leases	12	13
Financing cash flows for finance leases	88	57
Total cash paid for amounts included in the measurement of lease liabilities	$6,165	$5,693

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$774	$820
Financing leases	$274	$—
Weighted-average remaining lease term
Operating leases	7.4	7.5
Financing leases	3.5	2.4
Weighted-average discount rate
Operating leases	6.9%	5.3%
Financing leases	6.0%	5.8%

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
Moskowitz Family LLC Litigation
On November 20, 2019, Moskowitz Family LLC (“Moskowitz”) filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz filed an appeal to the verdict. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss; therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of March 31, 2026.
Pimenta Litigation
On April 2, 2018, Dr. Luiz Pimenta filed suit against NuVasive in the Superior Court of California, County of San Diego (the “Court”) for breach of contract alleging NuVasive improperly terminated the Clinical Advisor Agreement (the “Agreement”) between the parties (the “Pimenta Litigation”). Dr. Pimenta sought monetary damages totaling $97 million, later reduced to $82 million, in the form of unpaid royalties relating to a number of NuVasive products. On September 13, 2022, NuVasive filed cross-claims against Dr. Pimenta for breach of contract alleging that Dr. Pimenta improperly provided inventions to Alphatec Holdings, Inc., a competitor of NuVasive, without granting NuVasive the right of first negotiation under the Agreement. NuVasive is seeking monetary damages in the form of lost profits related to the undisclosed inventions. On November 4, 2025, a jury returned a verdict that included $28.7 million in damages against NuVasive on which statutory interest and costs will apply. The jury did not award damages on the cross claims. On January 28, 2026, the Court ruled on the post-trial motions and interest costs associated with the damages. As of December 31, 2025, we recorded a liability of $43.1 million, which includes our accrual for interest and costs based on the Court’s order, in our accrued expenses. This provision for litigation charge was within our selling, general, and administrative expense financial statement line for the year ended December 31, 2025. No additional charges or accruals were recorded in the three months ended March 31, 2026. The Company intends to vigorously defend against these claims, including, but not limited to, filing appeals.
4WEB LLC Litigation
On April 25, 2023, 4WEB LLC (“4WEB”) filed suit against NuVasive in the U.S. District Court for the Eastern District of Texas alleging patent infringement. 4WEB alleges that NuVasive willfully infringes one or more claims of eleven patents by making, using, offering for sale, or selling the Modulus® line of products. 4WEB seeks monetary damages and injunctive relief. On May 2, 2024, this suit was transferred from the U.S. District Court for the Eastern District of Texas to the U.S. District Court for the Southern District of California. The litigation is currently ongoing, and the outcome of this litigation cannot be determined, nor can we estimate a range of potential loss; therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of March 31, 2026.
NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Keith W. Pfeil, Chief Executive Officer, is identified as the CODM who determines resource allocation, investing activities, and performance assessment as of March 31, 2026. The CODM uses revenue, gross profit and operating income to assess financial performance of the segments and make key operating decisions. Our CODM does not evaluate operating segments using asset or liability information.

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
The following table represents total segment revenue, significant segments expenses and other expenses for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$759,854	$598,121

Cost of Sales and Operating expenses:
Cost of sales	(202,990)	(166,374)
Amortization of inventory fair value step-up (a)	—	(49)
Depreciation related to cost of sales	(31,077)	(28,973)
Research and development employee-related cost	(27,337)	(25,432)
Research and development other (b)	(9,173)	(7,631)
Selling, general and administrative employee-related cost	(226,900)	(188,981)
Selling, general and administrative other (c)	(58,434)	(45,624)
Provision for litigation	(134)	1,286
Acquisition-related costs	(6,377)	(1,057)
Amortization of intangibles	(29,526)	(28,802)
Other segment expenses (d)	(15,271)	(8,767)

Operating income/(Loss)	152,635	97,717

Interest income/(expense), net	5,434	1,681
Foreign currency transactional gain/(loss)	(2,113)	4,270
Bargain purchase gain	1,118	—

Income/(loss) before income taxes	$157,074	$103,668
(a)Amounts primarily related to inventory step up associated with the NuVasive Merger and Nevro Merger.
(b)Amounts include IPR&D and other non-employee related costs.
(c)Amounts include non-employee related costs including taxes and fees.
(d)Amounts primarily include restructuring expense and credit losses.
The following table represents total net sales by geographic area, based on the location of the customer for the three months ended March 31, 2026 and 2025, respectively:

	Net Sales
	Three Months Ended March 31,
(In thousands)	2026	2025
United States	$604,888	$483,857
International	154,966	114,264
Total	$759,854	$598,121

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses the three months ended March 31, 2026 and 2025 and provides comparisons between the periods. A discussion of our Results of Operations for the three months ended March 31, 2025, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024” on our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025.
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
We are an engineering-driven company with a history of rapidly developing and commercializing advanced products and procedures to assist surgeons in effectively treating their patients and to address new treatment challenges. With numerous products launched since the founding of the Company, we offer a comprehensive portfolio of innovative and differentiated technologies that address a variety of musculoskeletal pathologies, anatomies and surgical approaches. We separate our products and services into two major categories: Musculoskeletal Solutions and Enabling Technologies.
Nevro Merger
As previously disclosed on February 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Nevro Merger Agreement”) with Nevro Corp. (“Nevro”) and Palmer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Palmer Merger Sub”). On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro (the “Nevro Merger”), with Nevro surviving as a wholly owned subsidiary of the Company. Upon the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was cancelled and converted into the right to receive cash in an amount equal to $5.85 per share of common stock of Nevro, without interest and subject to any applicable withholding taxes.
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

Enabling Technologies
Our Enabling Technologies are comprised of imaging, navigation and robotics (“INR”) solutions for assisted surgery which are advanced computer-assisted intelligent systems designed to enhance a surgeon’s capabilities and ultimately improve patient care and reduce radiation exposure for all involved by streamlining surgical procedures to be safer, less invasive, and more accurate. The market for our Enabling Technologies in spine, cranial and orthopedic surgery is still in its infancy stage and consists primarily of INR systems. In spine, a majority of these technologies are limited to surgical planning and assistance in implant placement for increased accuracy and time savings with less intraoperative radiation exposure to the patient and surgical staff. As our Enabling Technologies become more fully integrated with our Musculoskeletal Solutions, a continued rise in adoption is expected. Furthermore, we believe as new technologies such as augmented reality and artificial intelligence are introduced, Enabling Technologies have the potential to transform the way surgery is performed and most importantly, continue to improve patient outcomes.
Geographic Information
To date, the primary market for our products and services has been within the U.S., where we sell our products and services through a combination of direct sales representatives employed by us and distributor sales representatives employed by exclusive independent distributors, who distribute our products for a commission that is generally based on a percentage of sales. We believe there is significant opportunity to strengthen our position in the U.S. market by increasing the size of our U.S. sales force, and we intend to add additional direct and distributor sales representatives in the future.
During the three months ended March 31, 2026, international net sales accounted for approximately 20.4% of our total net sales. We have sold our products and services in approximately 57 countries other than the U.S. through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.
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
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. There have been no material changes to the critical accounting policies and estimates as previously disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.
Results of Operations
We manage our business globally within two operating segments, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance. We have concluded that these operating segments are aggregated into one reportable segment, based on the aggregation criteria.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net Sales
The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
U.S.	$604,888	$483,857	$121,031	25.0%
International	154,966	114,264	40,702	35.6%
Total net sales	$759,854	$598,121	$161,733	27.0%
In the U.S., net sales increased by $121.0 million, or 25.0%, for the three months ended March 31, 2026. From a product standpoint, the increase was primarily driven by Nevro sales of $67.2 million and increased Musculoskeletal Solutions sales of $53.7 million, which such sales were driven by increased spine implantable devices sales of $38.9 million and neuromonitoring sales of $10.1 million.
International net sales increased by $40.7 million, or 35.6%, for the three months ended March 31, 2026. From a product standpoint, the increase was primarily driven by Musculoskeletal Solutions sales of $20.7 million and Nevro sales of $15.5 million. Enabling Technology sales increased by $4.6 million as compared to the same period in the prior-year period, primarily driven by increased unit placement. From a geographic standpoint, international net sales in the Europe and Middle East region increased by $30.9 million, sales in the Latin American region increased $5.2 million and sales in the Asia Pacific region increased by $4.6 million.
Cost of Sales

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Cost of sales (exclusive of amortization of intangibles)	$234,066	$195,397	$38,669	19.8%
Percentage of net sales	30.8%	32.7%
The $38.7 million, or 19.8%, increase in cost of sales for the three months ended March 31, 2026 was primarily driven by the cost of sales from Nevro products of $26.2 million, an increase in product cost of $4.0 million driven primarily by higher volume, and an increase in freight cost of $4.0 million.
Research and Development Expenses

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Research and development	$36,510	$33,062	$3,448	10.4%
Percentage of net sales	4.8%	5.5%
The $3.4 million, or 10.4%, increase in research and development expenses was primarily driven by an increase of $3.9 million for Nevro research and development expenses.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Selling, general and administrative	$297,775	$242,799	$54,976	22.6%
Percentage of net sales	39.2%	40.6%
The increase of $55.0 million, or 22.6%, in selling, general and administrative expenses was primarily driven by an increase of $46.1 million for Nevro expenses. The remaining increases include an increase of $8.1 million in employee-related expenses, an increase of $3.3 million in outside consulting fees and an increase of $1.4 million in provision for litigation. This was partially offset by a decrease of $3.0 million in taxes and fees.

Amortization of Intangibles

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Amortization of intangibles	$29,526	$28,802	$724	2.5%
Percentage of net sales	3.9%	4.8%
Amortization of intangibles increased by $0.7 million, or 2.5%, primarily driven by the acquisition of intangibles in connection with the Nevro Merger contributing $1.7 million in expense, partially offset by the finalization of amortization of other intangible assets as compared to the three months ended March 31, 2025.
Acquisition-Related Costs

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Acquisition-related costs	$6,377	$1,057	$5,320	503.3%
Percentage of net sales	0.8%	0.2%
Acquisition-related costs increased by $5.3 million, or 503.3%, primarily driven by the change in the fair value of business acquisition liabilities. For the period ended March 31, 2026, acquisition-related costs included $6.4 million of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in market conditions and the achievement of certain performance conditions, compared to the $0.2 million recorded for the period ended March 31, 2025.
Restructuring Costs

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Restructuring costs	$5,212	$—	$5,212	100.0%
Percentage of net sales	0.7%	—%
The increase in restructuring costs of $5.2 million compared to the same period of the prior-year period was primarily due to higher employee termination benefit expenses from the 2024 Synergy Plan and the 2025 Strategic Integration Plan during the three months ended March 31, 2026 compared to the expenses from the 2024 Synergy Plan for the three months ended March 31, 2025.
Bargain Purchase Gain

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Bargain purchase gain	$1,118	$—	$1,118	100.0%
Percentage of net sales	0.1%	—%
The increase of $1.1 million was due to the measurement period adjustments related to the Nevro Merger as of March 31, 2026.
Other Income/(Expense), Net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Other income/(expense), net	$5,568	$6,664	$(1,096)	(16.4%)
Percentage of net sales	0.7%	1.1%
Other income/(expense) decreased by $1.1 million, or 16.4%, primarily due to $2.1 million of foreign currency loss in the current period compared to a $4.3 million gain in the same period of the prior year. The foreign currency loss was partially offset by a net increase in interest income of $3.8 million, which was driven by a $6.6 million decrease in interest expense (refer to Note 11. Debt), partially offset by a $2.9 million decrease in interest income.

Income Tax Provision/(Benefit)

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Income tax provision/(benefit)	$32,772	$28,206	$4,566	16.2%
Effective income tax rate	20.9%	27.2%
For the three months ended March 31, 2026, the decrease in the effective tax rate was driven by integration benefits in the current year.
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
Line of Credit
In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) an unlimited amount, so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement. Revolving loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate (each as defined in the September 2023 Credit Agreement). We may also request Swingline Loans at either the Base Rate or the Daily Term SOFR Rate (each as defined in the September 2023 Credit Agreement). The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of March 31, 2026, we had no outstanding borrowings under the September 2023 Credit Agreement and we were in compliance with all covenants.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Three Months Ended March 31, 2026		2026-2025 Change
(In thousands)	2026	2025	$
Net cash provided by/(used in) operating activities	$202,364	$177,300	$25,064
Net cash provided by/(used in) investing activities	(182,674)	131,385	(314,059)
Net cash provided by/(used in) financing activities	18,197	(635,396)	653,593
Effect of foreign exchange rate changes on cash	(3,093)	3,539	(6,632)
Increase (decrease) in cash and cash equivalents	$34,794	$(323,172)	$357,966

Cash Provided by Operating Activities
The higher net cash provided by operating activities for the three months ended March 31, 2026 was primarily the result of a higher net income of $48.8 million, favorable changes in deferred income taxes of $7.5 million, fair value of business acquisition liabilities of $6.2 million and accounts payable of $6.0 million. This increase was partially offset by unfavorable changes in accounts receivable of $36.0 million and inventory of $9.1 million.
Cash Used in Investing Activities
The higher net cash used in investing activities for the three months ended March 31, 2026, was primarily due to an increase in purchases of marketable securities of $144.6 million and a decrease in sales and maturities of marketable securities of $114.6 million and $51.4 million, respectively.
Cash Used in Financing Activities
The higher net cash provided by financing activities for the three months ended March 31, 2026, was primarily due to the absence of senior convertible note repayments in 2026, as 2025 reflected the final payment of the 2025 Notes (as defined in Note 11. Debt). Additionally, no repurchases of Class A Common Stock in 2026, compared to repurchases in 2025, and an increase of $14.7 million in net proceeds from the exercise of stock options also contributed to the increase in cash provided by financing activities during the three months ended March 31, 2026.
Contractual Obligations and Commitments
In connection with the Nevro Merger, the Company acquired additional obligations and commitments, including, operating lease obligations. Refer “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 16. Leases” above for further information.
Recently Adopted and Recently Issued Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 2. Summary of Significant Accounting Policies, (i) Recently Issued Accounting Pronouncements and (j) Recently Adopted Accounting Pronouncements” above.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026, and there have been no significant changes to this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are subject to legal proceedings arising in the ordinary course of business. Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes that such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no environmental matters to disclose for the three months ended March 31, 2026.
Item 1A. Risk Factors
Risk factors that could cause our actual results to differ from our expectations and that could negatively impact our business, results of operations and financial condition are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026. If any of these risks actually occur, our business, results of operations, financial condition and future growth prospects could be materially and adversely affected. You should carefully read and consider each of these risks, together with all of the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition and future growth prospects, and our stock price.
There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We previously repurchased shares of our Class A Common pursuant to the publicly announced $200 million share repurchase program that was authorized by the Board in March 2020 and subsequently increased by authorization of the Board by $200 million and $350 million in March 2022 and September 2023, respectively. On May 15, 2025, the Board approved a new share repurchase program that authorizes the Company to repurchase $500 million of the Company’s Class A Common. Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
The following table provides the activity related to share repurchases for the first quarter of 2026.

(In thousands except for per share prices)
Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
January 1, 2026 - January 31, 2026	—	—	—	$390,000
February 1, 2026 - February 28, 2026	—	—	—	$390,000
March 1, 2026 - March 31, 2026	—	—	—	$390,000
Total	—		—
(a)On May 15, 2025, the Board approved a new share repurchase program that authorizes the Company to repurchase $500.0 million of the Class A Common.
(b)Inclusive of an immaterial amount of commission fees.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Except as set forth below, during the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
On February 27, 2026, Keith W. Pfeil, the Company’s Chief Executive Officer and President, terminated a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pfeil’s Rule 10b5-1 trading plan had a term ending upon the earlier of (i) March 15, 2026 or (ii) the sale of all shares subject to the plan which was 165,625 shares of Class A Common pursuant to the terms of the plan.
On March 13, 2026, Keith W. Pfeil, the Company’s Chief Executive Officer and President, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pfeil’s Rule 10b5-1 trading plan has a term ending upon the earlier of (i) June 12, 2027 or (ii) the sale of all shares subject to the plan and provides for the sale of up to 90,000 shares of Class A Common pursuant to the terms of the plan.
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

GLOBUS MEDICAL, INC.

Dated: May 7, 2026	/s/ KEITH W. PFEIL

Keith W. Pfeil
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated: May 7, 2026	/s/ KYLE R. KLINE

Kyle R. Kline
Chief Financial Officer
(Principal Financial Officer)
Senior Vice President