Form 10-Q
period 2026-06-30
GLOBUS MEDICAL INC
filed 2026-08-06
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of August 4, 2026 was 134,261,914 shares.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. Words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” or the negative versions of those words or other comparable words, and similar expressions may identify forward-looking statements. These forward-looking statements are based on the current views and beliefs of management of Globus Medical, Inc. (the “Company,” “we,” “us,” and “our”), as well as current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with health epidemics, pandemics and similar outbreaks, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with laws and regulations, and any changes thereto that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, successful integration of businesses that we have acquired or may acquire in the future, and other risks set forth in this Quarterly Report and throughout our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and those discussed in other documents we file with the SEC. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share values)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$507,745	$526,156
Short-term marketable securities	87,397	31,087
Accounts receivable, net of allowances of $44,371 and $33,434, respectively	692,176	678,938
Inventories	810,897	759,277
Prepaid expenses and other current assets	70,195	65,426
Income taxes receivable	47,102	64,727
Total current assets	2,215,512	2,125,611
Property and equipment, net	533,528	564,452
Operating lease right of use assets	59,155	63,786
Long-term marketable securities	245,358	71,819
Intangible assets, net	692,624	745,064
Goodwill	1,438,216	1,435,033
Other assets	79,238	78,781
Deferred income taxes	224,627	218,215
Total assets	$5,488,258	$5,302,761

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,941	$98,852
Accrued expenses	300,728	333,586
Operating lease liabilities	14,385	14,738
Income taxes payable	6,036	4,155
Business acquisition liabilities	23,276	19,513
Deferred revenue	27,981	27,655
Total current liabilities	479,347	498,499
Business acquisition liabilities, net of current portion	82,113	81,995
Operating lease liabilities	96,807	103,918
Deferred income taxes and other tax liabilities	42,342	23,756
Other liabilities	19,046	21,343
Total liabilities	719,655	729,511

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 111,822,190 and 112,625,126 shares at June 30, 2026 and December 31, 2025, respectively	112	113
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at June 30, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	3,230,186	3,169,812
Accumulated other comprehensive income/(loss)	11,196	15,346
Retained earnings	1,527,087	1,387,957
Total equity	4,768,603	4,573,250
Total liabilities and equity	$5,488,258	$5,302,761
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net sales	$789,612	$745,342	$1,549,466	$1,343,463

Cost of Sales and Operating expenses:
Cost of sales (exclusive of amortization of intangibles)	241,439	248,765	475,505	444,162
Research and development	36,321	39,954	72,831	73,016
Selling, general and administrative	286,823	303,622	584,598	546,421
Amortization of intangibles	29,560	30,189	59,086	58,991
Acquisition-related costs	11,080	33,156	17,457	34,213
Restructuring costs	1,957	13,547	7,169	13,547

Operating income/(loss)	182,432	76,109	332,820	173,113

Other income/(expense), net
Interest income/(expense), net	7,074	693	12,508	2,374
Foreign currency transaction gain/(loss)	(860)	38	(2,973)	4,308
Bargain purchase gain	—	110,561	1,118	110,561
Other income/(expense)	1,171	772	3,418	1,485
Total other income/(expense), net	7,385	112,064	14,071	118,728

Income/(loss) before income taxes	189,817	188,173	346,891	291,841
Income tax provision/(benefit)	38,248	(14,673)	71,020	13,533

Net income/(loss)	$151,569	$202,846	$275,871	$278,308

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	(551)	2	(1,711)	317
Foreign currency translation gain/(loss)	(2,657)	12,404	(2,439)	16,783
Total other comprehensive income/(loss), net of tax	(3,208)	12,406	(4,150)	17,100
Comprehensive income/(loss)	$148,361	$215,252	$271,721	$295,408

Earnings per share:
Basic	$1.12	$1.50	$2.04	$2.05
Diluted	$1.10	$1.49	$2.00	$2.01
Weighted average shares outstanding:
Basic	135,054	135,205	135,209	135,981
Diluted	137,384	136,499	137,787	138,137
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2025	112,625	$113	22,430	$22	$3,169,812	$15,346	$1,387,957	$4,573,250
Stock-based compensation	—	—	—	—	12,788	—	—	12,788
Grant of contingent restricted stock units	—	—	—	—	393	—	—	393
Exercise of stock options	515	—	—	—	25,961	—	—	25,961
Issuance of Class A common stock under employee and director equity option plans, net	96	—	—	—	(3,440)	—	—	(3,440)
Comprehensive income/(loss)	—	—	—	—	—	(942)	124,302	123,360
Balance at March 31, 2026	113,236	$113	22,430	$22	$3,205,514	$14,404	$1,512,259	$4,732,312
Stock-based compensation	—	—	—	—	13,423	—	—	13,423
Grant of contingent restricted stock units	—	—	—	—	291	—	—	291
Exercise of stock options	226	—	—	—	10,971	—	—	10,971
Issuance of Class A common stock under employee and director equity option plans, net	—	—	—	—	(13)	—	—	(13)
Comprehensive income/(loss)	—	—	—	—	—	(3,208)	151,569	148,361
Repurchase and retirement of common stock	(1,640)	(1)	—	—	—	—	(136,741)	(136,742)
Balance at June 30, 2026	111,822	$112	22,430	$22	$3,230,186	$11,196	$1,527,087	$4,768,603

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333
Stock-based compensation	—	—	—	—	13,324	—	—	13,324
Grant of contingent restricted stock units	—	—	—	—	429	—	—	429
Exercise of stock options	309	—	—	—	11,223	—	—	11,223
Issuance of Class A common stock under employee and director equity option plans, net	72	—	—	—	(2,293)	—	—	(2,293)
Comprehensive income/(loss)	—	—	—	—	—	4,694	75,462	80,156
Repurchase and retirement of common stock	(2,445)	(2)	—	—	—	—	(192,102)	(192,104)
Balance at March 31, 2025	112,926	$113	22,430	$22	$3,053,927	$(2,167)	$1,036,173	$4,088,068
Stock-based compensation	—	—	—	—	13,154	—	—	13,154
Grant of contingent restricted stock units	—	—	—	—	249	—	—	249
Exercise of stock options	77	—	—	—	4,697	—	—	4,697
Issuance of Class A common stock under employee and director equity option plans, net	28	—	—	—	(375)	—	—	(375)
Comprehensive income/(loss)	—	—	—	—	—	12,406	202,846	215,252
Repurchase and retirement of common stock	(411)	—	—	—	—	—	(25,362)	(25,362)
Balance at June 30, 2025	112,620	$113	22,430	$22	$3,071,652	$10,239	$1,213,657	$4,295,683
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$275,871	$278,308
Adjustments to reconcile net income to net cash provided by operating activities:
Bargain purchase gain	(1,118)	(110,561)
Depreciation and amortization	139,355	136,284
Provision for excess and obsolete inventory	9,795	10,933
Amortization of acquisition accounting fair value step up	—	12,673
Stock-based compensation expense	26,000	26,823
Allowance for expected credit losses	10,398	4,554
Change in fair value of business acquisition liabilities	16,059	5,389
Change in deferred income taxes	15,748	(41,236)
(Gain)/loss on disposal of assets, net	5,558	6,131
Payment of business acquisition-related liabilities	(2,596)	(15,764)
Net (gain)/loss from foreign currency adjustment	218	(11,342)
(Increase) decrease in:
Accounts receivable	(27,211)	20,395
Inventories	(44,551)	(11,722)
Prepaid expenses and other assets	(459)	852
Increase (decrease) in:
Accounts payable	5,389	(4,085)
Accrued expenses and other liabilities	(35,738)	(13,841)
Income taxes payable/receivable	19,387	(38,626)
Net cash provided by/(used in) operating activities	412,105	255,165
Cash flows from investing activities:
Purchases of marketable securities	(254,013)	(1,750)
Sales and maturities of marketable securities	21,483	174,238
Purchases of property and equipment	(72,783)	(82,665)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(6,409)	(257,546)
Net cash provided by/(used in) investing activities	(311,722)	(167,723)
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(13,720)	(7,864)
Net proceeds from exercise of stock options	36,932	15,920
Payments related to tax withholdings for share-based compensation	(3,453)	(2,953)
Repurchase of common stock	(136,058)	(215,451)
Repayment of senior convertible notes	—	(449,985)
Net cash provided by/(used in) financing activities	(116,299)	(660,333)
Effect of foreign exchange rates on cash	(2,495)	17,899
Net increase/(decrease) in cash and cash equivalents	(18,411)	(554,992)
Cash and cash equivalents at beginning of period	526,156	784,438
Cash and cash equivalents at end of period	$507,745	$229,446

Supplemental disclosures of cash flow information:
Income taxes paid, net	$30,603	$93,226
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$13,390	$13,454
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.
In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of June 30, 2026, and results of operations for the three and six months ended June 30, 2026. The results of operations for any interim period may not be indicative of results for the full year.
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
Our contract liabilities of $36.1 million and $36.9 million as of June 30, 2026 and December 31, 2025, respectively, are classified within deferred revenue and other liabilities on our condensed consolidated balance sheet based on the timing of when we expect to complete performance obligations.
The changes to contract liabilities related to deferred revenue for the six months ended June 30, 2026, are as follows:

(In thousands)	Six Months Ended June 30, 2026
Beginning contract liabilities	$36,914
Revenue recognized from contract liabilities	(20,540)
Advance consideration received during the period	19,699
Ending contract liabilities	$36,073

(e)Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of June 30, 2026. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, which does not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review declines in the fair value of our securities to determine whether they are resulting from expected credit losses or other factors. If the assessment indicates a credit loss exists, we recognize any measured impairment as an allowance for credit loss in our condensed consolidated statements of operations. Any other impairments not recorded through allowance for credit losses is recognized in our other comprehensive income. No impairments were identified resulting from expected credit losses during the three and six months ended June 30, 2026.
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
During the three and six months ended June 30, 2026, there were no impairments in goodwill or finite-lived intangible assets.
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

(i)Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11 Interim Reporting (Topic 270). ASU No. 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. This ASU clarifies types of interim reporting and the form and content of interim financial statements in accordance with U.S. GAAP. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact the standard will have on its interim consolidated financial statements and related disclosures.
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
NOTE 3. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS
Nevro Merger
As previously disclosed, on February 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Nevro Merger Agreement”) with Nevro Corp. (“Nevro”) and Palmer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Palmer Merger Sub”) (such transaction, the “Nevro Merger”). On April 3, 2025, pursuant to the terms of the Nevro Merger Agreement, Palmer Merger Sub merged with and into Nevro, with Nevro surviving as a wholly owned subsidiary of the Company. At the consummation of the Nevro Merger, each issued and outstanding share of common stock of Nevro, $0.001 par value per share, was converted into cash in an amount equal to $5.85 per share of common stock of Nevro.
The aggregate consideration paid by the Company in connection with its acquisition of Nevro was $252.5 million. The final purchase price allocation as of March 31, 2026 included net identifiable assets of $444.5 million and liabilities of $73.2 million, resulting in a bargain purchase gain of $118.8 million. The net identifiable assets were comprised of $147.5 million of deferred income taxes, $116.8 million of inventories, $70.8 million of accounts receivable, $56.0 million of intangible assets and $53.4 million of other assets. Total transaction costs incurred in connection with the Nevro Merger were $28.9 million for the year ended December 31, 2025, with $28.8 million of transaction costs incurred during the three months ended June 30, 2025. Immaterial transaction costs were incurred during the three and six months ended June 30, 2026.
Asset Acquisitions
During the second quarter of 2026, the Company entered into a patent purchase agreement and acquired certain patents related to medical device technology in the spine field for a total consideration of $1.5 million, which was paid at closing. The Company recorded $1.5 million of intangible assets, with an estimated useful life of 15.5 years.
During the third quarter of 2025, the Company entered into a license agreement and acquired software related to the imaging, navigation and robotics (“INR”) division for a total consideration of €8.0 million ($9.4 million). An initial payment of €4.0 million ($4.7 million) was made at closing and recorded as a developed technology intangible asset, with the remaining €4.0 million ($4.7 million) paid in the first quarter of 2026. The asset will be amortized over its estimated useful life of seven years.
During the first quarter of 2025, the Company entered into a license agreement for certain patents of medical device technology in the spine field for a total of $5.0 million due at closing, and 1 percent license fee on future sales of products developed and covered under the license agreement. The Company recorded $5.0 million of intangible assets, with a useful life of 10.1 years.
During the first quarter of 2024, the Company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired are concentrated in a similar identified asset, in-process research and development (“IPR&D”) of the acquired technology, thus satisfying the requirements of the screen test in ASC Topic 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million of contingent consideration which is payable upon meeting the Good Manufacturing Practice milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. As of June 30, 2026, the milestones have not been met and as such, contingent consideration has not been recorded in this asset acquisition.
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
NOTE 4. NET SALES
The following table represents net sales by product category for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Musculoskeletal Solutions	$763,540	$710,182	$1,496,524	$1,286,115
Enabling Technologies	26,072	35,160	52,942	57,348
Total net sales	$789,612	$745,342	$1,549,466	$1,343,463

NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$9,881	$—	$(9)	$9,872
Corporate debt securities	2,387	—	(3)	2,384
Commercial paper	63,926	1	(26)	63,901
Government, federal agency, and other sovereign obligations	11,267	—	(27)	11,240
Total short-term marketable securities	$87,461	$1	$(65)	$87,397

Long-term:
Municipal bonds	$3,400	$2	$(18)	$3,384
Corporate debt securities	101,773	—	(618)	101,155
Asset-backed securities	104,237	17	(466)	103,788
Government, federal agency, and other sovereign obligations	37,256	3	(228)	37,031
Total long-term marketable securities	$246,666	$22	$(1,330)	$245,358

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$5,943	$4	$—	$5,947
Corporate debt securities	4,180	1	—	4,181
Commercial paper	15,622	5	—	15,627
Government, federal agency, and other sovereign obligations	5,323	9	—	5,332
Total short-term marketable securities	$31,068	$19	$—	$31,087

Long-term:
Municipal bonds	$3,600	$9	$—	$3,609
Corporate debt securities	33,187	61	(2)	33,246
Asset-backed securities	19,151	31	(4)	19,178
Government, federal agency, and other sovereign obligations	15,742	44	—	15,786
Total long-term marketable securities	$71,680	$145	$(6)	$71,819
The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of June 30, 2026 and December 31, 2025, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS
The following table represents the fair value of assets and liabilities as of June 30, 2026 and December 31, 2025, respectively, including the following:

(In thousands)	Balance at June 30, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$377,042	$377,042	$—	$—
Municipal bonds	13,256	—	13,256	—
Corporate debt securities	103,539	—	103,539	—
Commercial paper	63,901	—	63,901	—
Asset-backed securities	103,788	—	103,788	—
Government, federal agency, and other sovereign obligations	48,271	44,143	4,128	—
Liabilities:
Business acquisition liabilities	105,389	—	—	105,389

(In thousands)	Balance at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$311,708	$287,574	$24,134	$—
Municipal bonds	9,556	—	9,556	—
Corporate debt securities	37,427	—	37,427	—
Commercial paper	15,627	—	15,627
Asset-backed securities	19,178	—	19,178	—
Government, federal agency, and other sovereign obligations	21,118	17,046	4,072	—
Liabilities:
Business acquisition liabilities	101,508	—	—	101,508
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
The following are the significant unobservable inputs used in the two valuation techniques:

Unobservable input	Range			Weighted Average*
Revenue risk premium	1.6%	-	5.4%	2.5%
Revenue volatility	14.0%	-	15.8%	14.8%
Discount rate	4.9%	-	8.5%	5.3%
Projected year of payment	2026	-	2035
* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.

The change in the carrying value of the business acquisition liabilities during the three and six months ended June 30, 2026 and 2025, respectively, included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$100,318	$118,055	$101,508	$123,235
Purchase price contingent consideration	—	—	3,909	—
Changes resulting from foreign currency fluctuations	—	(252)	—	(252)
Contingent cash payments	(9,719)	(17,725)	(16,316)	(23,628)
Contingent RSU grants	(291)	(249)	(684)	(677)
Changes in fair value of business acquisition liabilities	9,707	5,222	16,059	5,389
Contractual payable reclassification	5,374	(79)	913	905
Ending balance	$105,389	$104,972	$105,389	$104,972
Changes in the fair value of business acquisition liabilities were driven by changes in market conditions and the achievement of certain performance conditions.
NOTE 7. INVENTORIES
Inventories included the following as of June 30, 2026 and December 31, 2025, respectively:

(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$177,559	$162,247
Work in process	71,700	64,462
Finished goods	561,638	532,568
Total inventories	$810,897	$759,277
During the three months ended June 30, 2026 and 2025, net adjustments to cost of sales related to excess and obsolete inventory were $4.8 million and $5.0 million, respectively. The net adjustments for the three months ended June 30, 2026 and 2025 reflect a combination of additional expense for excess and obsolete related provisions ($9.3 million and $9.5 million, respectively) offset by sales and disposals ($4.5 million and $4.5 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.
During the six months ended June 30, 2026 and 2025, net adjustments to cost of sales related to excess and obsolete inventory were $9.8 million and $10.9 million, respectively. The net adjustments for the six months ended June 30, 2026 and 2025 reflect a combination of additional expense for excess and obsolete related provisions ($21.0 million and $19.6 million, respectively) offset by sales and disposals ($11.2 million and $8.7 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.
NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment included the following as of June 30, 2026 and December 31, 2025, respectively:

(In thousands)	Useful Life	June 30,	December 31,
	(in years)	2026	2025
Land	—	$10,812	$10,849
Buildings and improvements	31.5	127,772	127,573
Equipment	5-15	270,939	258,475
Instruments, modules, and cases	5	823,585	813,488
Other property and equipment	3-5	70,511	59,067
		1,303,619	1,269,452
Less: accumulated depreciation and amortization		(770,091)	(705,000)
Total		$533,528	$564,452

Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.
Depreciation expense related to property and equipment was as follows during the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Depreciation	$40,525	$40,442	$81,120	$77,713
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the twelve months ended December 31, 2025 and the six months ended June 30, 2026, respectively, included the following:

(In thousands)
December 31, 2024	$1,432,387
Foreign exchange	2,646
December 31, 2025	1,435,033
Additions and adjustments	3,920
Foreign exchange	(737)
June 30, 2026	$1,438,216
Intangible assets as of June 30, 2026 included the following:

		June 30, 2026
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$367,061	$(131,883)	$235,178
Developed technology	7.9	729,276	(289,852)	439,424
Patents	14.2	16,105	(6,877)	9,228
Trade names	15.3	10,034	(1,240)	8,794
Total intangible assets		$1,122,476	$(429,852)	$692,624
Intangible assets as of December 31, 2025 included the following:

		December 31, 2025
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$367,184	$(116,701)	$250,483
Developed technology	7.9	725,237	(248,098)	477,139
Patents	14.1	14,744	(6,410)	8,334
Trade names	15.3	10,034	(926)	9,108
Total intangible assets		$1,117,199	$(372,135)	$745,064

The following table summarizes amortization of intangible assets for future periods as of June 30, 2026:

(In thousands)	Annual Amortization
2026	$58,814
2027	116,354
2028	113,063
2029	112,743
Thereafter	291,650
Total	$692,624
NOTE 10. ACCRUED EXPENSES
Accrued expenses as of June 30, 2026 and December 31, 2025, respectively, included the following:

(In thousands)	June 30, 2026	December 31, 2025
Compensation and other employee-related costs	$138,238	$167,105
Legal and other settlements and expenses	52,453	51,875
Accrued non-income taxes	28,861	29,240
Royalties	14,789	11,632
Rebates	52,987	47,503
Other	13,400	26,231
Total accrued expenses	$300,728	$333,586
NOTE 11. DEBT
Line of Credit
In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) an unlimited amount, so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement. Revolving loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate (each as defined in the September 2023 Credit Agreement). We may also request Swingline Loans at either the Base Rate or the Daily Term SOFR Rate (each as defined in the September 2023 Credit Agreement). The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of June 30, 2026, we had no outstanding borrowings under the September 2023 Credit Agreement and we were in compliance with all covenants.
0.375% Senior Convertible Notes due 2025
As previously disclosed on September 1, 2023, the Company entered into the Merger Agreement (the “NuVasive Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the NuVasive Merger Agreement, Merger Sub merged with and into NuVasive (the “NuVasive Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. In connection with the closing of the NuVasive Merger, the Company, NuVasive and Wilmington Trust National Association, as trustee (the “Trustee”), entered into a supplemental agreement (the “First Supplemental Indenture”) to the Indenture, dated March 2, 2020 (the “Base Indenture”), by and between NuVasive and the Trustee, relating to NuVasive’s $450.0 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). On March 15, 2025, the $450.0 million in remaining aggregate principal amount of the 2025 Notes was paid off, net of an immaterial number of converted units that were settled in cash. There were no 2025 Notes outstanding as of June 30, 2026.

There was no interest expense recognized on the 2025 Notes for the three months ended June 30, 2026 and 2025. There was no interest expense and $6.9 million of interest expense recognized on the 2025 Notes for the six months ended June 30, 2026 and 2025, respectively.
NOTE 12. EQUITY
Share Repurchases
On May 15, 2025, our Board of Directors (the “Board”) approved a new share repurchase program that authorizes the Company to repurchase up to $500.0 million of the Company’s Class A Common Stock (“Class A Common”). Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
During the three and six months ended June 30, 2026, the Company repurchased 1.6 million shares for a total of $136.1 million, at an average price of $82.96 per share, under this repurchase program. As of June 30, 2026, the Company had a remaining authorization to repurchase a total of $253.9 million of the Company’s Class A Common.
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
Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2026 and 2025, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2025	$131	$15,215	$15,346
Other comprehensive income/(loss) before reclassifications	(1,532)	(2,439)	(3,971)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(179)	—	(179)
Other comprehensive income/(loss), net of tax	(1,711)	(2,439)	(4,150)
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2026	$(1,580)	$12,776	$11,196

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)
Other comprehensive income/(loss) before reclassifications	315	16,783	17,098
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	2	—	2
Other comprehensive income/(loss), net of tax	317	16,783	17,100
Accumulated other comprehensive income/(loss), net of tax, at June 30, 2025	$—	$10,239	$10,239
Amounts reclassified from accumulated other comprehensive loss, net of tax, related to unrealized gains/losses on marketable securities were released to other income, net in our condensed consolidated statements of operations and comprehensive income.
Earnings Per Common Share
The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion is anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested RSUs, and performance-based restricted stock units (“PRSUs”). These are included in basic net income per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income/(loss) for basic	$151,569	$202,846	$275,871	$278,308
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	135,054	135,205	135,209	135,981
Dilutive stock options, RSUs, and PRSUs	2,329	1,294	2,578	2,156
Weighted average shares outstanding for diluted	137,384	136,499	137,787	138,137
Earnings per share:
Basic	$1.12	$1.50	$2.04	$2.05
Diluted	$1.10	$1.49	$2.00	$2.01

Anti-dilutive stock options and RSUs excluded from the calculation	3,371	6,803	3,283	4,926
Anti-dilutive warrants excluded from the calculation	—	3,075	—	3,075
Total	$3,371	$9,878	$3,283	$8,001
NOTE 13. STOCK-BASED AWARDS
We have four stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”), our 2021 Equity Incentive Plan (as amended to date, the “2021 Plan”), the NuVasive 2014 Equity Incentive Plan (the “NuVasive 2014 Plan”), and the Ellipse Technologies 2015 Incentive Award Plan (the “Ellipse 2015 Plan” and, together with the 2012 Plan, the 2021 Plan, and NuVasive 2014 Plan, the “Plans”). The 2021 Plan is the only plan pursuant to which new awards may be granted.
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

The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. The purpose of the 2021 Plan is to provide incentives to employees, directors, and consultants of Globus. The 2021 Plan is administered by the Board or its delegates. Under the 2021 Plan, as amended to date, the aggregate number of shares of Class A Common that are able to be issued subject to options and other awards is equal to the sum of (i) 12,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 12,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of common stock purchased on the open market. The number, type of awards, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the 2021 Plan. The options granted expire on a date specified by the Board, which generally is ten years from the grant date. Options granted to employees generally vest in varying installments over a four-year period.
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
As of June 30, 2026, pursuant to the 2021 Plan, the NuVasive 2014 Plan and the Ellipse 2015 Plan, there were 14,005,800 shares, 0 shares and 8,861 shares, respectively, of Class A Common reserved for issuance and 4,496,678 shares, 0 shares and 0 shares, respectively, of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024. In accordance with its terms, the Ellipse 2015 Plan terminated as to new awards pursuant to its terms in the fourth quarter of 2025.
Stock Options
Stock option activity during the six months ended June 30, 2026 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2025	10,579	$61.11
Granted	1,553	93.42
Exercised	(741)	49.86
Forfeited	(369)	74.59
Outstanding at June 30, 2026	11,022	65.96	6.6	$181,304
Exercisable at June 30, 2026	6,578	58.72	5.2	140,129
Expected to vest at June 30, 2026	4,443	$76.68	8.6	$41,175
The total intrinsic value of stock options exercised was $8.5 million and $1.2 million during the three months ended June 30, 2026 and 2025, respectively. The total intrinsic value of stock options exercised was $30.5 million and $13.5 million during the six months ended June 30, 2026 and 2025, respectively.
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2026			2025
Risk-free interest rate	3.72%	-	4.21%	4.03%	-	4.52%
Expected term (years)	5.0	-	5.5	4.9	-	9.1
Expected volatility	37.0%	-	38.0%	34.0%	-	37.0%
Expected dividend yield	—%			—%
The weighted average grant date fair value of stock options granted during the three months ended June 30, 2026 and 2025 was $35.26 and $29.45 per share, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $36.34 and $35.65 per share, respectively.

Restricted Stock Units
RSU activity during the six months ended June 30, 2026 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2025	303	$59.56
Granted	8	90.12
Vested	(131)	54.10
Forfeited	(1)	54.10
Outstanding at June 30, 2026	179	$64.89	4.6
Performance-Based Restricted Stock Units
PRSU activity during the six months ended June 30, 2026 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2025	12	$62.15
Granted	—	—
Vested	(2)	54.10
Forfeited	(1)	54.10
Outstanding at June 30, 2026	9	$64.89	1.4
Stock-Based Compensation
Compensation expense related to stock options granted to employees and non-employees under the Plans during the three and six months ended June 30, 2026 and 2025, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Stock-based compensation expense	$13,383	$13,617	$26,000	$26,823
Stock-based compensation expense classified into Acquisition-Related Costs	—	27,192	—	27,192
Net stock-based compensation capitalized into inventory	40	(226)	211	(345)
Total stock-based compensation cost	$13,423	$40,583	$26,211	$53,670
As of June 30, 2026, there was $117.3 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.7 years.
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
The following table provides a summary of our effective income tax rate for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective income tax rate	20.1%	(7.8%)	20.5%	4.6%
For the three and six months ended June 30, 2026, the increase in the effective tax rate was due to a one-time tax benefit in the prior period related to state valuation allowance release and impact of the non-taxable bargain purchase gain.
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
The 2024 Synergy Plan
Totals include stock-based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The following table provides a summary of the recognized pre-tax costs for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and Development	$—	$211	$—	$307
Selling, General and Administrative	—	149	3	207
Restructuring Costs	1,904	3,059	3,495	3,059
Total restructuring and other costs	$1,904	$3,419	$3,498	$3,573
The following table provides a summary of activity related to the restructuring program for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning Balance	$1,233	$1,222	$61	$2,747
Net Charges	1,904	3,419	3,498	3,573
Cash Payments	(2,718)	(1,747)	(3,137)	(3,272)
Settled non-cash (a)	—	(360)	(3)	(514)
Ending Balance	$419	$2,534	$419	$2,534
(a)Represents share-based compensation settled without cash payments.

The 2025 Strategic Integration Plan
There was no stock-based compensation expense included below. The following table provides a summary of the recognized pre-tax costs for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Restructuring Costs	$52	$10,489	$3,674	$10,489
The following table provides a summary of activity related to the restructuring program for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning Balance	$2,397	$—	$581	$—
Net charges	52	10,489	3,674	10,489
Cash Payments	(1,338)	—	(3,133)	—
Foreign currency impact	3	12	(7)	12
Ending Balance	$1,115	$10,501	$1,115	$10,501
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

Amounts reported in the condensed consolidated balance sheet were as follows as of June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
(In thousands)	2026	2025
Asset:
Operating lease right-of-use asset	$59,155	$63,786
Finance lease right-of-use asset	697	718
Total leased assets	$59,852	$64,504

Liabilities:
Current:
Operating lease liability	14,385	14,738
Finance lease liability	340	348
Long-term:
Operating lease liability	96,807	103,918
Finance lease liability	380	436
Total lease liabilities	$111,912	$119,440
The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Lease expense:
Operating lease expense	$6,462	$5,017	$12,407	$8,516
Finance lease expense
Depreciation of right-of-use asset	84	42	178	111
Interest expense on lease liabilities	11	4	23	12
Total lease expense	$6,557	$5,063	$12,608	$8,639
Future minimum lease payments under non-cancellable leases as of June 30, 2026, are as follows:

(In thousands)	Finance Leases	Operating Leases
2026	$192	$11,384
2027	301	21,042
2028	185	18,578
2029	69	18,226
2030	28	17,961
Thereafter	—	57,722
Total minimum lease payments	$776	$144,913
Less: amount representing interest	(56)	(33,721)
Present value of obligations under leases	720	111,192
Less: current portion	(340)	(14,385)
Long-term lease obligations	$380	$96,807

The table below summarizes the Company’s supplemental cash flow information and assumptions used for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
(In thousands, except weighted average lease term and discount rate)	2026	2025
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$11,458	$10,926
Operating cash flows for finance leases	25	12
Financing cash flows for finance leases	169	139
Total cash paid for amounts included in the measurement of lease liabilities	$11,652	$11,077

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,659	$16,984
Financing leases	$431	$81
Weighted-average remaining lease term
Operating leases	7.1	8.1
Financing leases	2.6	2.8
Weighted-average discount rate
Operating leases	7.0%	7.5%
Financing leases	5.8%	5.7%
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
Moskowitz Family LLC Litigation
On November 20, 2019, Moskowitz Family LLC (“Moskowitz”) filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleges that Globus willfully infringes one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz seeks monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz filed an appeal to the verdict. The outcome of this litigation cannot be determined, nor can we estimate a range of potential loss; therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of June 30, 2026.
Pimenta Litigation
On April 2, 2018, Dr. Luiz Pimenta filed suit against NuVasive in the Superior Court of California, County of San Diego (the “Court”) for breach of contract alleging NuVasive improperly terminated the Clinical Advisor Agreement (the “Agreement”) between the parties (the “Pimenta Litigation”). Dr. Pimenta sought monetary damages totaling $97 million, later reduced to $82 million, in the form of unpaid royalties relating to a number of NuVasive products. On September 13, 2022, NuVasive filed cross-claims against Dr. Pimenta for breach of contract alleging that Dr. Pimenta improperly provided inventions to Alphatec Holdings, Inc., a competitor of NuVasive, without granting NuVasive the right of first negotiation under the Agreement. NuVasive is seeking monetary damages in the form of lost profits related to the undisclosed inventions. On November 4, 2025, a jury returned a verdict that included $28.7 million in damages against NuVasive on which statutory interest and costs will apply. The jury did not award damages on the cross claims. On January 28, 2026, the Court ruled on the post-trial motions and interest costs associated with the damages. As of December 31, 2025, we recorded a liability of $43.1 million, which includes our accrual for interest and costs based on the Court’s order, in our accrued expenses. This provision for litigation charge was within our selling, general, and administrative expense financial statement line for the year ended December 31, 2025. No additional charges or accruals were recorded in the three and six months ended June 30, 2026. The Company intends to vigorously defend against these claims and has filed an appeal.
4WEB LLC Litigation
On April 25, 2023, 4WEB LLC (“4WEB”) filed suit against NuVasive in the U.S. District Court for the Eastern District of Texas alleging patent infringement. 4WEB alleges that NuVasive willfully infringes one or more claims of eleven patents by making, using, offering for sale, or selling the Modulus® line of products. 4WEB seeks monetary damages and injunctive relief. On May 2, 2024, this suit was transferred from the U.S. District Court for the Eastern District of Texas to the U.S. District Court for the Southern District of California. The litigation is currently ongoing, and the outcome of this litigation cannot be determined, nor can we estimate a range of potential loss; therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of June 30, 2026.
NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Keith W. Pfeil, Chief Executive Officer, is identified as the CODM who determines resource allocation, investing activities, and performance assessment as of June 30, 2026. The CODM uses revenue, gross profit and operating income to assess financial performance of the segments and make key operating decisions. Our CODM does not evaluate operating segments using asset or liability information.
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

The following table represents total segment revenue, significant segments expenses and other expenses for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$789,612	$745,342	$1,549,466	$1,343,463

Cost of Sales and Operating expenses:
Cost of sales	(210,505)	(213,162)	(413,494)	(379,538)
Amortization of inventory fair value step-up (a)	—	(5,967)	—	(6,016)
Depreciation related to cost of sales	(30,934)	(29,636)	(62,011)	(58,609)
Research and development employee-related cost	(26,126)	(30,101)	(53,463)	(55,533)
Research and development other (b)	(10,194)	(9,852)	(19,367)	(17,483)
Selling, general and administrative employee-related cost	(218,357)	(237,372)	(445,257)	(426,353)
Selling, general and administrative other (c)	(55,364)	(59,258)	(113,797)	(104,881)
Provision for litigation	(62)	2,621	(196)	3,908
Acquisition-related costs	(11,080)	(33,155)	(17,457)	(34,213)
Amortization of intangibles	(29,560)	(30,189)	(59,086)	(58,991)
Other segment expenses (d)	(13,827)	(22,390)	(29,100)	(31,156)

Operating income/(loss)	183,603	76,881	336,238	174,598

Interest income/(expense), net	7,074	693	12,508	2,374
Foreign currency transactional gain/(loss)	(860)	38	(2,973)	4,308
Bargain purchase gain	—	110,561	1,118	110,561

Income/(loss) before income taxes	$189,817	$188,173	$346,891	$291,841
(a)Amounts primarily related to inventory step up associated with the Nevro Merger.
(b)Amounts include IPR&D and other non-employee related costs.
(c)Amounts include non-employee related costs including taxes and fees.
(d)Amounts primarily include restructuring expense and credit losses.
The following table represents total net sales by geographic area, based on the location of the customer for the three and six months ended June 30, 2026 and 2025, respectively:

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
United States	$619,105	$600,784	$1,223,993	$1,084,641
International	170,507	144,558	325,473	258,822
Total	$789,612	$745,342	$1,549,466	$1,343,463

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States (“U.S”) Securities and Exchange Commission (the “SEC”) on February 24, 2026. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses the three and six months ended June 30, 2026 and 2025 and provides comparisons between the periods. A discussion of our Results of Operations for the three and six months ended June 30, 2025, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 ” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 7, 2025.
Overview
Globus Medical, Inc. (together, as applicable, with its consolidated subsidiaries, the “Company,” “Globus,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals, ambulatory surgery centers and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives.
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
During the six months ended June 30, 2026, international net sales accounted for approximately 21.0% of our total net sales. We have sold our products and services in approximately 61 countries other than the U.S. through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.
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
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Net Sales
The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
U.S.	$619,105	$600,784	$18,321	3.0%
International	170,507	144,558	25,949	18.0%
Total net sales	$789,612	$745,342	$44,270	5.9%
In the U.S., net sales increased by $18.3 million, or 3.0%, for the three months ended June 30, 2026. From a product standpoint, the increase was primarily driven by Musculoskeletal Solutions sales of $45.7 million, which were driven by increased spine implantable devices sales of $32.3 million and neuromonitoring sales of $10.4 million. This increase was partially offset by decreases in Nevro sales of $15.1 million and decreased domestic Enabling Technology sales of $12.3 million, driven by lower unit placement.
International net sales increased by $25.9 million, or 18.0%, for the three months ended June 30, 2026. From a product standpoint, the increase was primarily driven by Musculoskeletal Solutions sales of $21.2 million and Nevro sales of $1.5 million. Enabling Technology sales increased by $3.2 million as compared to the same period in the prior-year period, primarily driven by increased unit placement. From a geographic standpoint, international net sales in the Europe and Middle East region increased $15.7 million, sales in the Latin American region increased $8.8 million and sales in the Asia Pacific region increased $1.4 million.
Cost of Sales

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Cost of sales (exclusive of amortization of intangibles)	$241,439	$248,765	$(7,326)	(2.9%)
Percentage of net sales	30.6%	33.4%
The $7.3 million, or 2.9%, decrease in cost of sales for the three months ended June 30, 2026 was primarily driven by Nevro amortization of inventory step up of $6.0 million in the prior-year period, with no comparable event in the current-year period. Additionally, there was a decrease in product costs of $7.3 million. This was partially offset by an increase in freight costs of $3.5 million and an increase in depreciation of $1.3 million.
Research and Development Expenses

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Research and development	$36,321	$39,954	$(3,633)	(9.1%)
Percentage of net sales	4.6%	5.4%
The $3.6 million, or 9.1%, decrease in research and development expenses was driven by a decrease of $4.0 million in employee-related expenses.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Selling, general and administrative	$286,823	$303,622	$(16,799)	(5.5%)
Percentage of net sales	36.3%	40.7%
The decrease of $16.8 million, or 5.5%, in selling, general and administrative expenses was primarily driven by a decrease of $19.0 million in employee-related expenses partially offset by an increase of $2.7 million in provision for litigation.

Amortization of Intangibles

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Amortization of intangibles	$29,560	$30,189	$(629)	(2.1%)
Percentage of net sales	3.7%	4.1%
Amortization of intangibles decreased by $0.6 million, or 2.1%, primarily driven by the finalization of amortization of intangible assets as compared to the three months ended June 30, 2025.
Acquisition-Related Costs

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Acquisition-related costs	$11,080	$33,156	$(22,076)	(66.6%)
Percentage of net sales	1.4%	4.4%
Acquisition-related costs decreased by $22.1 million, or 66.6%, primarily driven by the $26.1 million in expenses related to the Nevro Merger that were incurred during the three months ended June 30, 2025, with no comparable event in the current period. This decrease was partially offset by the change in the fair value of business acquisition liabilities. For the three months ended June 30, 2026, acquisition-related costs included $9.7 million of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in market conditions and the achievement of certain performance conditions, compared to the $5.2 million recorded for the three-month period ended June 30, 2025.
Restructuring Costs

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Restructuring costs	$1,957	$13,547	$(11,590)	(85.6%)
Percentage of net sales	0.2%	1.8%
The decrease in restructuring costs of $11.6 million, or 85.6% was primarily due to lower employee termination benefit expenses related to the 2024 Synergy Plan and the 2025 Strategic Integration Plan in the current-year period. Refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 15. Restructuring and Other Costs” for further information regarding the 2024 Synergy Plan and the 2025 Strategic Integration Plan.
Bargain Purchase Gain

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Bargain purchase gain	$—	$110,561	$(110,561)	(100.0%)
Percentage of net sales	—%	14.8%
The $110.6 million decrease was due to the bargain purchase gain related to the Nevro Merger as of June 30, 2025, with no comparable event in the current period.
Other Income/(Expense), Net

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Other income/(expense), net	$7,385	$1,503	$5,882	391.3%
Percentage of net sales	0.9%	0.2%
Other income/(expense) increased by $5.9 million, or 391.3%, primarily due to a $5.7 million increase in interest income.

Income Tax Provision/(Benefit)

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Income tax provision/(benefit)	$38,248	$(14,673)	$52,921	360.7%
Effective income tax rate	20.1%	(7.8%)
For the three and six months ended June 30, 2026, the increase in the effective tax rate was due to a one-time tax benefit in the prior period related to state valuation allowance release and the impact of the non-taxable bargain purchase gain.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Net Sales
The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
U.S.	$1,223,993	$1,084,641	$139,352	12.8%
International	325,473	258,822	66,651	25.8%
Total net sales	$1,549,466	$1,343,463	$206,003	15.3%
In the U.S., net sales increased by $139.4 million, or 12.8%, for the six months ended June 30, 2026. From a product standpoint, the increase was primarily driven by Nevro sales of $52.2 million and increased Musculoskeletal Solutions sales of $99.4 million, which were driven by increased spine implantable devices sales of $71.1 million and neuromonitoring sales of $20.5 million.
International net sales increased by $66.7 million, or 25.8%, for the six months ended June 30, 2026. From a product standpoint, the increase was primarily driven by Musculoskeletal Solutions sales of $41.9 million and Nevro sales of $17.0 million. Enabling Technology sales increased by $7.8 million as compared to the six-month period ended June 30, 2025, primarily driven by increased unit placement. From a geographic standpoint, international net sales in the Europe and Middle East region increased $46.6 million, sales in the Latin American region increased $14.0 million and sales in the Asia Pacific region increased $6.0 million.
Cost of Sales

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Cost of sales (exclusive of amortization of intangibles)	$475,505	$444,162	$31,343	7.1%
Percentage of net sales	30.7%	33.1%
The $31.3 million, or 7.1%, increase in cost of sales for the six months ended June 30, 2026 was primarily driven by the cost of sales from Nevro products of $8.9 million, an increase in freight cost of $7.9 million, an increase in product cost of $6.9 million driven primarily by higher volume, and an increase in depreciation of $3.3 million.
Research and Development Expenses

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Research and development	$72,831	$73,016	$(185)	(0.3%)
Percentage of net sales	4.7%	5.4%
Research and development expenses remained materially consistent period over period, decreasing $0.2 million, or 0.3%, in the current-year period.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Selling, general and administrative	$584,598	$546,421	$38,177	7.0%
Percentage of net sales	37.7%	40.7%
The increase of $38.2 million, or 7.0%, in selling, general and administrative expenses was primarily driven by an increase of $27.3 million for Nevro expenses, as well as a $9.1 million increase in employee-related expenses, a $4.1 million increase in provision for litigation, a $2.5 million increase in meeting expenses and a $1.3 million increase in outside consulting fees. These increases were partially offset by a decrease of $6.3 million in taxes and fees.
Amortization of Intangibles

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Amortization of intangibles	$59,086	$58,991	$95	0.2%
Percentage of net sales	3.8%	4.4%
Amortization of intangibles increased by $0.1 million, or 0.2%, primarily driven by the acquisition of intangibles in connection with the Nevro Merger, which contributed $3.4 million in expense in the current period as compared to $1.5 million in the same period of the prior year. This increase was partially offset by the finalization of amortization of other intangible assets as compared to the six months ended June 30, 2025.
Acquisition-Related Costs

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Acquisition-related costs	$17,457	$34,213	$(16,756)	(49.0%)
Percentage of net sales	1.1%	2.5%
Acquisition-related costs decreased by $16.8 million, or 49.0%, primarily driven by the $26.1 million in expenses related to the Nevro Merger that were incurred during the six months ended June 30, 2025, with no comparable event in the current period. This decrease was partially offset by the change in the fair value of business acquisition liabilities. For the six months ended June 30, 2026, acquisition-related costs included $16.1 million of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in market conditions and the achievement of certain performance conditions, compared to the $5.4 million recorded for the six-month period ended June 30, 2025.
Restructuring Costs

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Restructuring costs	$7,169	$13,547	$(6,378)	(47.1%)
Percentage of net sales	0.5%	1.0%
The $6.4 million, or 47.1%, decrease in restructuring costs was primarily due to lower employee termination benefit expenses related to the 2024 Synergy Plan and the 2025 Strategic Integration Plan during the current-year period. Refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 15. Restructuring and Other Costs” for further information regarding the 2024 Synergy Plan and the 2025 Strategic Integration Plan.
Bargain Purchase Gain

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Bargain purchase gain	$1,118	$110,561	$(109,443)	(99.0%)
Percentage of net sales	0.1%	8.2%

The $109.4 million decrease was due to the bargain purchase gain related to the Nevro Merger as of June 30, 2025 compared to the $1.1 million measurement period adjustments booked as of the six months ended June 30, 2026.
Other Income/(Expense), Net

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Other income/(expense), net	$12,953	$8,167	$4,786	58.6%
Percentage of net sales	0.8%	0.6%
Other income/(expense) increased by $4.8 million, or 58.6%, primarily driven by a net increase in interest income of $10.1 million, which was driven by a $7.3 million decrease in interest expense and a $2.9 million increase in interest income. This was offset by a foreign currency loss in the current period compared to a $4.3 million gain in the same period of the prior year. Refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 11. Debt” for further information regarding the decrease in interest expense.
Income Tax Provision/(Benefit)

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Income tax provision/(benefit)	$71,020	$13,533	$57,487	424.8%
Effective income tax rate	20.5%	4.6%
For the three and six months ended June 30, 2026, the increase in the effective tax rate was due to a one-time tax benefit in the prior period related to state valuation allowance release and the impact of the non-taxable bargain purchase gain.
Liquidity and Capital Resources
Our principal source of liquidity is cash flow from operating activities, as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, contingent consideration achievement obligations, potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We may require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowing against our existing credit facility, convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.
Line of Credit
In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) an unlimited amount, so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement. Revolving loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate (each as defined in the September 2023 Credit Agreement). We may also request Swingline Loans at either the Base Rate or the Daily Term SOFR Rate (each as defined in the September 2023 Credit Agreement). The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of June 30, 2026, we had no outstanding borrowings under the September 2023 Credit Agreement and we were in compliance with all covenants.

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Six Months Ended June 30,		2026-2025 Change
(In thousands)	2026	2025	$
Net cash provided by/(used in) operating activities	$412,105	$255,165	$156,940
Net cash provided by/(used in) investing activities	(311,722)	(167,723)	(143,999)
Net cash provided by/(used in) financing activities	(116,299)	(660,333)	544,034
Effect of foreign exchange rate changes on cash	(2,495)	17,899	(20,394)
Increase (decrease) in cash and cash equivalents	$(18,411)	$(554,992)	$536,581
Cash Provided by Operating Activities
The higher net cash provided by operating activities for the six months ended June 30, 2026, was primarily the result of a higher income before taxes of $55.1 million, favorable changes in income taxes paid of $62.6 million and non-cash adjustments of $128.5 million. This was primarily due to the bargain purchase gain recognized during the six months ended June 30, 2025. This increase was partially offset by unfavorable changes in accounts receivable of $47.6 million and inventory of $32.8 million.
Cash Used in Investing Activities
The higher net cash used in investing activities for the six months ended June 30, 2026, was primarily due to an increase in purchases of marketable securities of $252.3 million and a decrease in sales and maturities of marketable securities of $113.8 million and $39.0 million, respectively. This was partially offset by acquisition of businesses, net of cash acquired and purchases of intangible and other assets of $251.1 million.
Cash Used in Financing Activities
The lower net cash used in financing activities for the six months ended June 30, 2026, was primarily due to the absence of senior convertible note repayments in 2026, as 2025 reflected the final payment of the 2025 Notes (as defined in Note 11. Debt). Additionally, a decrease in repurchases of the Company's Class A Common Stock (“Class A Common”) of $79.4 million, and an increase of $21.0 million in net proceeds from the exercise of stock options also contributed to the decrease in cash used in financing activities during the six months ended June 30, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, we are subject to legal proceedings arising in the ordinary course of business. Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes that such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no environmental matters to disclose for the three months ended June 30, 2026.
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
We previously repurchased shares of our Class A Common pursuant to the publicly announced $200 million share repurchase program that was authorized by the Company’s Board of Directors (the “Board”) in March 2020 and subsequently increased by authorization of the Board by $200 million and $350 million in March 2022 and September 2023, respectively. On May 15, 2025, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $500 million of the Company’s Class A Common. Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
The following table provides the activity related to share repurchases for the second quarter of 2026.

(In thousands except for per share prices)
Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
April 1, 2026 - April 30, 2026	—	—	—	$390,000
May 1, 2026 - May 31, 2026	1,628	83.02	1,628	$254,871
June 1, 2026 - June 30, 2026	12	74.89	12	$253,942
Total	1,640		1,640
(a)On May 15, 2025, the Board approved a new share repurchase program that authorizes the Company to repurchase up to$500.0 million of the Class A Common.
(b)Inclusive of an immaterial amount of commission fees.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Except as set forth below, during the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
On June 10, 2026, Ann D. Rhoads, a member of the Board, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Rhoads’s Rule 10b5-1 trading plan has a term ending upon the earlier of (i) September 10, 2027 or (ii) the sale of all shares subject to the plan and provides for the sale of up to 25,000 shares of Class A Common pursuant to the terms of the plan.
Item 6. Exhibits
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item
10.1	Globus Medical, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Globus Medical, Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2026).
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBUS MEDICAL, INC.

Dated: August 6, 2026	/s/ KEITH W. PFEIL

Keith W. Pfeil
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated: August 6, 2026	/s/ KYLE R. KLINE

Kyle R. Kline
Chief Financial Officer
(Principal Financial Officer)
Senior Vice President