Form 10-Q
period 2026-09-30
GLOBUS MEDICAL INC
filed 2026-11-05
CIK 1237831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The numbers of shares outstanding of the issuer’s common stock (par value $0.001 per share) as of November 2, 2026 were 110,041,596 shares of class A common stock and 22,430,097 shares of class B common stock.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. Words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” or the negative versions of those words or other comparable words, and similar expressions may identify forward-looking statements. These forward-looking statements are based on the current views and beliefs of management of Globus Medical, Inc. (together, where applicable, with its consolidated subsidiaries, the “Company,” “Globus,” “we,” “us,” and “our”), as well as current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, the risks and costs associated with health epidemics, pandemics and similar outbreaks, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with laws and regulations, and any changes thereto that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, successful integration of businesses that we have acquired or may acquire in the future, and other risks set forth in this Quarterly Report and throughout our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026, particularly those set forth under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and those discussed in other documents we file with the SEC. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share values)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$441,272	$526,156
Short-term marketable securities	76,163	31,087
Accounts receivable, net of allowances of $47,866 and $33,434, respectively	675,297	678,938
Inventories	824,144	759,277
Prepaid expenses and other current assets	116,437	65,426
Income taxes receivable	48,651	64,727
Total current assets	2,181,964	2,125,611
Property and equipment, net	532,760	564,452
Operating lease right of use assets	56,768	63,786
Long-term marketable securities	353,738	71,819
Intangible assets, net	667,468	745,064
Goodwill	1,453,561	1,435,033
Other assets	75,993	78,781
Deferred income taxes	205,941	218,215
Total assets	$5,528,193	$5,302,761

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107,428	$98,852
Accrued expenses	326,858	333,586
Operating lease liabilities	14,176	14,738
Income taxes payable	5,844	4,155
Business acquisition liabilities	25,820	19,513
Deferred revenue	27,812	27,655
Total current liabilities	507,938	498,499
Business acquisition liabilities, net of current portion	80,547	81,995
Operating lease liabilities	93,378	103,918
Deferred income taxes and other tax liabilities	31,603	23,756
Other liabilities	18,477	21,343
Total liabilities	731,943	729,511

Commitments and contingencies (Note 17)

Equity:
Class A common stock; $0.001 par value. Authorized 500,000,000 shares; issued and outstanding 110,235,170 and 112,625,126 shares at September 30, 2026 and December 31, 2025, respectively	110	113
Class B common stock; $0.001 par value. Authorized 275,000,000 shares; issued and outstanding 22,430,097 and 22,430,097 shares at September 30, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	3,259,292	3,169,812
Accumulated other comprehensive income/(loss)	11,336	15,346
Retained earnings	1,525,490	1,387,957
Total equity	4,796,250	4,573,250
Total liabilities and equity	$5,528,193	$5,302,761
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net sales	$763,719	$769,048	$2,313,185	$2,112,511

Cost of sales and operating expenses:
Cost of sales (exclusive of amortization of intangibles)	232,917	252,533	708,422	696,695
Research and development	34,529	38,067	107,360	111,083
Selling, general and administrative	288,471	313,597	873,069	860,018
Amortization of intangibles	29,574	29,843	88,660	88,834
Acquisition-related costs	720	(2,713)	18,177	31,500
Restructuring costs	(43)	358	7,126	13,905

Operating income/(loss)	177,551	137,363	510,371	310,476

Other income/(expense), net
Interest income/(expense), net	8,413	1,455	20,921	3,829
Foreign currency transaction gain/(loss)	(1,714)	(161)	(4,687)	4,147
Bargain purchase gain	—	3,800	1,118	114,361
Other income/(expense)	(982)	1,537	2,436	3,022
Total other income/(expense), net	5,717	6,631	19,788	125,359

Income/(loss) before income taxes	183,268	143,994	530,159	435,835
Income tax provision/(benefit)	42,097	25,028	113,117	38,561

Net income/(loss)	$141,171	$118,966	$417,042	$397,274

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on marketable securities	(2,074)	30	(3,785)	347
Foreign currency translation gain/(loss)	2,214	658	(225)	17,441
Total other comprehensive income/(loss), net of tax	140	688	(4,010)	17,788
Comprehensive income/(loss)	$141,311	$119,654	$413,032	$415,062

Earnings per share:
Basic	$1.05	$0.88	$3.09	$2.93
Diluted	$1.04	$0.88	$3.04	$2.90
Weighted average shares outstanding:
Basic	134,150	134,502	134,853	135,484
Diluted	136,017	135,394	137,195	137,219
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2025	112,625	$113	22,430	$22	$3,169,812	$15,346	$1,387,957	$4,573,250
Stock-based compensation	—	—	—	—	12,788	—	—	12,788
Grant of contingent restricted stock units	—	—	—	—	393	—	—	393
Exercise of stock options	515	—	—	—	25,961	—	—	25,961
Issuance of Class A common stock under employee and director equity option plans, net	96	—	—	—	(3,440)	—	—	(3,440)
Comprehensive income/(loss)	—	—	—	—	—	(942)	124,302	123,360
Balance at March 31, 2026	113,236	$113	22,430	$22	$3,205,514	$14,404	$1,512,259	$4,732,312
Stock-based compensation	—	—	—	—	13,423	—	—	13,423
Grant of contingent restricted stock units	—	—	—	—	291	—	—	291
Exercise of stock options	226	—	—	—	10,971	—	—	10,971
Issuance of Class A common stock under employee and director equity option plans, net	—	—	—	—	(13)	—	—	(13)
Comprehensive income/(loss)	—	—	—	—	—	(3,208)	151,569	148,361
Repurchase and retirement of common stock	(1,640)	(1)	—	—	—	—	(136,741)	(136,742)
Balance at June 30, 2026	111,822	$112	22,430	$22	$3,230,186	$11,196	$1,527,087	$4,768,603
Stock-based compensation	—	—	—	—	11,797	—	—	11,797
Grant of contingent restricted stock units	—	—	—	—	1,429	—	—	1,429
Exercise of stock options	291	—	—	—	15,880	—	—	15,880
Issuance of Class A common stock under employee and director equity option plans, net	37	—	—	—	—	—	—	—
Comprehensive income/(loss)	—	—	—	—	—	140	141,171	141,311
Repurchase and retirement of common stock	(1,915)	(2)	—	—	—	—	(142,768)	(142,770)
Balance at September 30, 2026	110,235	$110	22,430	$22	$3,259,292	$11,336	$1,525,490	$4,796,250

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total
(In thousands)	Shares	$	Shares	$
Balance at December 31, 2024	114,990	$115	22,430	$22	$3,031,244	$(6,861)	$1,152,813	$4,177,333
Stock-based compensation	—	—	—	—	13,324	—	—	13,324
Grant of contingent restricted stock units	—	—	—	—	429	—	—	429
Exercise of stock options	309	—	—	—	11,223	—	—	11,223
Issuance of Class A common stock under employee and director equity option plans, net	72	—	—	—	(2,293)	—	—	(2,293)
Comprehensive income/(loss)	—	—	—	—	—	4,694	75,462	80,156
Repurchase and retirement of common stock	(2,445)	(2)	—	—	—	—	(192,102)	(192,104)
Balance at March 31, 2025	112,926	$113	22,430	$22	$3,053,927	$(2,167)	$1,036,173	$4,088,068
Stock-based compensation	—	—	—	—	13,154	—	—	13,154
Grant of contingent restricted stock units	—	—	—	—	249	—	—	249
Exercise of stock options	77	—	—	—	4,697	—	—	4,697
Issuance of Class A common stock under employee and director equity option plans, net	28	—	—	—	(375)	—	—	(375)
Comprehensive income/(loss)	—	—	—	—	—	12,406	202,846	215,252
Repurchase and retirement of common stock	(411)	—	—	—	—	—	(25,362)	(25,362)
Balance at June 30, 2025	112,620	$113	22,430	$22	$3,071,652	$10,239	$1,213,657	$4,295,683
Stock-based compensation	—	—	—	—	11,508	—	—	11,508
Grant of contingent restricted stock units	—	—	—	—	1,091	—	—	1,091
Exercise of stock options	218	—	—	—	11,079	—	—	11,079
Issuance of Class A common stock under employee and director equity option plans, net	2	—	—	—	(51)	—	—	(51)
Comprehensive income/(loss)	—	—	—	—	—	688	118,966	119,654
Repurchase and retirement of common stock	(665)	(1)	—	—	—	—	(40,138)	(40,139)
Balance at September 30, 2025	112,175	$112	22,430	$22	$3,095,279	$10,927	$1,292,485	$4,398,825
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBUS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$417,042	$397,274
Adjustments to reconcile net income to net cash provided by operating activities:
Bargain purchase gain	(1,118)	(114,361)
Depreciation and amortization	209,730	207,357
Provision for excess and obsolete inventory	14,671	15,988
Amortization of acquisition accounting fair value step up	—	19,631
Stock-based compensation expense	37,743	38,361
Allowance for expected credit losses	13,954	5,311
Change in fair value of business acquisition liabilities	16,231	2,668
Change in deferred income taxes	24,778	525
(Gain)/loss on disposal of assets, net	6,765	8,438
Payment of business acquisition-related liabilities	(2,965)	(16,425)
Net (gain)/loss from foreign currency adjustment	277	(14,621)
(Increase) decrease in:
Accounts receivable	(12,345)	11,971
Inventories	(60,086)	(17,420)
Prepaid expenses and other assets	3,826	(6,689)
Increase (decrease) in:
Accounts payable	6,664	(654)
Accrued expenses and other liabilities	(15,375)	25,442
Income taxes payable/receivable	17,540	(57,936)
Net cash provided by/(used in) operating activities	677,332	504,860
Cash flows from investing activities:
Purchases of marketable securities	(398,841)	(37,109)
Sales and maturities of marketable securities	66,805	174,238
Purchases of property and equipment	(113,172)	(118,482)
Acquisition of businesses, net of cash acquired and purchases of intangible and other assets	(22,417)	(262,212)
Net cash provided by/(used in) investing activities	(467,625)	(243,565)
Cash flows from financing activities:
Payment of business acquisition-related liabilities	(17,417)	(11,240)
Net proceeds from exercise of stock options	52,812	26,999
Payments related to tax withholdings for share-based compensation	(3,453)	(2,698)
Repurchase of common stock	(279,001)	(255,451)
Repayment of senior convertible notes	—	(449,985)
Net cash provided by/(used in) financing activities	(247,059)	(692,375)
Effect of foreign exchange rates on cash	(1,117)	18,411
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(38,469)	(412,669)
Cash, cash equivalents, and restricted cash at beginning of period	526,156	784,438
Cash, cash equivalents, and restricted cash at end of period	$487,687	$371,769

Supplemental disclosures of cash flow information:
Income taxes paid, net	$65,804	$95,096
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$12,209	$13,454

The following table provides a reconciliation of cash and cash equivalents reported on our condensed consolidated balance sheets to the total of the cash, cash equivalents, and restricted cash reported within our condensed consolidated statements of cash flows.

	As of September 30,
(In thousands)	2026	2025
Cash and cash equivalents shown in the condensed consolidated balance sheets	$441,272	$371,769
Restricted escrow deposits included in prepaid expenses and other current assets	46,415	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$487,687	$371,769
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
The terms “Company,” “Globus,” “we,” “us” and “our” refer to Globus Medical, Inc. and, where applicable, our consolidated subsidiaries.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). As such, the information included in this Quarterly Report on Form 10-Q (this "Quarterly Report") should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.
In the opinion of management, these condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position as of September 30, 2026, and results of operations for the three and nine months ended September 30, 2026. The results of operations for any interim period may not be indicative of results for the full year.
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
Our Musculoskeletal Solutions products consist primarily of implantable devices, disposables, unique instruments, and neuromonitoring services, used in an expansive range of spine, orthopedic trauma, hip, knee and extremity procedures. The majority of our Musculoskeletal Solutions contracts have a single performance obligation, and revenue is recognized at a point in time. For our neuromonitoring services, revenue is recognized in the period the service is performed, which can be either at a point in time or over time, depending on how the performance obligation is defined for the amount of consideration expected to be received.
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
Our contract liabilities of $35.1 million and $36.9 million as of September 30, 2026 and December 31, 2025, respectively, are classified within deferred revenue and other liabilities on our condensed consolidated balance sheet based on the timing of when we expect to complete performance obligations.
The changes to contract liabilities related to deferred revenue for the nine months ended September 30, 2026, are as follows:

(In thousands)	Nine Months Ended September 30, 2026
Beginning contract liabilities	$36,914
Revenue recognized from contract liabilities	(31,660)
Advance consideration received during the period	29,892
Ending contract liabilities	$35,146

(e)Marketable Securities
Our marketable securities include municipal bonds, corporate debt securities, commercial paper, asset-backed securities, securities of government, federal agency, and other sovereign obligations and are classified as available-for-sale as of September 30, 2026. Short-term and long-term marketable securities are recorded at fair value on our condensed consolidated balance sheets. Any change in fair value of our available-for-sale securities, which does not result in recognition or reversal of an allowance for credit loss or write-down, is recorded, net of taxes, as a component of accumulated other comprehensive income or loss on our condensed consolidated balance sheets. Premiums and discounts are recognized over the life of the related security as an adjustment to yield using the straight-line method. Realized gains or losses from the sale of marketable securities are determined on a specific identification basis. Realized gains and losses, interest income and the amortization/accretion of premiums/discounts are included as a component of other income/(expense), net, on our condensed consolidated statements of operations and comprehensive income. Interest receivable is recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheets.
We invest in securities that meet or exceed standards as defined in our investment policy. Our policy also limits the amount of credit exposure to any one issue, issuer or type of security. We review declines in the fair value of our securities to determine whether they are resulting from expected credit losses or other factors. If the assessment indicates a credit loss exists, we recognize any measured impairment as an allowance for credit loss in our condensed consolidated statements of operations. Any other impairments not recorded through an allowance for credit losses are recognized in our other comprehensive income/(loss). No impairments were identified resulting from expected credit losses during the three and nine months ended September 30, 2026.
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
Intangible assets consist of purchased developed technology, customer relationships, trade names, reacquired rights and patents. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 21 years. Intangible assets with finite useful lives are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If an impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
During the three and nine months ended September 30, 2026, there were no impairments in goodwill or finite-lived intangible assets.
(g) Derivative Financial Instruments
The Company recognizes all derivative instruments as assets or liabilities in its unaudited condensed consolidated balance sheets and measures these instruments at fair value by revaluing these assets and liabilities at the end of each reporting period. Gains and losses are recorded as a component of other income/(expense), net in the unaudited condensed consolidated statements of operations and comprehensive income. The effects of these derivative instruments are immaterial to the Company’s financial statements.
(h)Accounts Receivable and Related Valuation Accounts
Accounts receivable in the accompanying unaudited condensed consolidated balance sheets are presented net of allowances for expected credit losses. We maintain an allowance for expected credit losses resulting from the inability of our customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments.
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

(i)Cash, Cash Equivalents, and Restricted Cash
The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at the acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, government securities and corporate debt securities, are stated at fair value. Restricted cash represents cash balances held in an escrow account and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet.
(j)Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270). ASU No. 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. This ASU clarifies types of interim reporting and the form and content of interim financial statements in accordance with U.S. GAAP. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact the standard will have on its interim consolidated financial statements and related disclosures.
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
In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2025-01 amends the effective date of ASU No. 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31, referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. Additionally, in November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. The amendments should be applied prospectively, with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.
(k)Recently Adopted Accounting Pronouncements
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision-making utility of income tax disclosures. The enhancement provides information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. The Company adopted ASU No. 2023-09 as of January 1, 2025, and amendments were applied prospectively.
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

The aggregate consideration paid by the Company in connection with its acquisition of Nevro was $252.5 million. The final purchase price allocation as of March 31, 2026 included net identifiable assets of $444.5 million and liabilities of $73.2 million, resulting in a bargain purchase gain of $118.8 million. The net identifiable assets were comprised of $147.5 million of deferred income taxes, $116.8 million of inventories, $70.8 million of accounts receivable, $56.0 million of intangible assets and $53.4 million of other assets. Total transaction costs incurred in connection with the Nevro Merger were $28.9 million for the year ended December 31, 2025, with $28.8 million of transaction costs incurred during the nine months ended September 30, 2025. Immaterial transaction costs were incurred during the three and nine months ended September 30, 2026.
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
During the first quarter of 2025, the Company entered into a license agreement for certain patents of medical device technology in the spine field for a total of $5.0 million due at closing and a 1 percent license fee on future sales of products developed and covered under the license agreement. The Company recorded $5.0 million of intangible assets, with a useful life of 10.1 years.
During the first quarter of 2024, the Company completed a share acquisition of a biotech company focused on research and development for hemostasis solutions. The fair value of the assets acquired was concentrated in a similar identified asset, in-process research and development (“IPR&D”) of the acquired technology, thus satisfying the requirements of the screen test in ASC Topic 805, Business Combinations. At the date of the acquisition, the Company determined that the development of the projects underway had not yet reached technological feasibility and that the research in process had no alternative future use. Accordingly, the acquired IPR&D of $12.6 million was charged to research and development expense in the condensed consolidated statements of operations and comprehensive income. The purchase price consisted of $12.0 million of cash paid at closing. The transaction also provides for $12.0 million of contingent consideration which is payable upon meeting the Good Manufacturing Practice milestones, as promulgated by the U.S. Food and Drug Administration (the “FDA”), and consideration of $10.0 million contingent upon the developed products obtaining approval from the FDA. As of September 30, 2026, the milestones have not been met and as such, contingent consideration has not been recorded in this asset acquisition.
Other Business Combinations
During the third quarter of 2026, the Company completed the acquisition of Higgs Boson Health, a digital healthcare experience company. The acquisition was not material to the overall condensed consolidated financial statements during the periods presented and has been included in the condensed consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $7.6 million of cash paid at closing, $6.5 million in contingent consideration payments, $2.2 million of developed technology, and $0.2 million of other net identifiable tangible assets, resulting in goodwill of $11.7 million based on the estimated fair value. Goodwill is primarily comprised of assembled workforce, expected synergies with integration into our product portfolio, and future technologies yet to be developed. The contingent payments for this acquisition are based upon achieving various performance milestones over a period of two years from the closing date and, if the applicable milestones are achieved, will be paid in cash. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available.
During the third quarter of 2026, the Company completed the acquisition of Synaptive Medical, a medical technology company focused on developing solutions for complex cranial procedures. The acquisition was not material to the overall condensed consolidated financial statements during the periods presented and has been included in the condensed consolidated financial statements from the date of acquisition. The aggregate consideration paid by the Company in connection with this acquisition was $8.7 million. The preliminary purchase price allocation as of September 30, 2026, included net identifiable tangible assets of $2.7 million and identifiable intangible assets of $2.0 million, resulting in goodwill of $4.0 million. Goodwill is primarily comprised of expected synergies. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available.
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
NOTE 4. NET SALES
The following table represents net sales by product category for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Musculoskeletal Solutions	$728,855	$741,009	$2,225,379	$2,027,124
Enabling Technologies	34,864	28,039	87,806	85,387
Total net sales	$763,719	$769,048	$2,313,185	$2,112,511
NOTE 5. MARKETABLE SECURITIES
The composition of our short-term and long-term marketable securities as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$12,700	$—	$(18)	$12,682
Corporate debt securities	3,979	—	(11)	3,968
Commercial paper	47,354	—	(48)	47,306
Government, federal agency, and other sovereign obligations	12,285	—	(78)	12,207
Total short-term marketable securities	$76,318	$—	$(155)	$76,163

Long-term:
Municipal bonds	$3,400	$—	$(44)	$3,356
Corporate debt securities	177,400	20	(2,116)	175,304
Asset-backed securities	135,238	12	(1,439)	133,811
Government, federal agency, and other sovereign obligations	41,833	—	(566)	41,267
Total long-term marketable securities	$357,871	$32	$(4,165)	$353,738

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
Municipal bonds	$5,943	$4	$—	$5,947
Corporate debt securities	4,180	1	—	4,181
Commercial paper	15,622	5	—	15,627
Government, federal agency, and other sovereign obligations	5,323	9	—	5,332
Total short-term marketable securities	$31,068	$19	$—	$31,087

Long-term:
Municipal bonds	$3,600	$9	$—	$3,609
Corporate debt securities	33,187	61	(2)	33,246
Asset-backed securities	19,151	31	(4)	19,178
Government, federal agency, and other sovereign obligations	15,742	44	—	15,786
Total long-term marketable securities	$71,680	$145	$(6)	$71,819
The short-term marketable securities have effective maturity dates of less than one year and the long-term marketable securities have effective maturity dates ranging from one to three years as of September 30, 2026 and December 31, 2025, respectively.
NOTE 6. FAIR VALUE MEASUREMENTS
The following table represents the fair value of assets and liabilities as of September 30, 2026 and December 31, 2025, respectively, including the following:

(In thousands)	Balance at September 30, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$306,214	$296,086	$10,128	$—
Municipal bonds	16,038	—	16,038	—
Corporate debt securities	179,272	—	179,272	—
Commercial paper	47,306	—	47,306	—
Asset-backed securities	133,811	—	133,811	—
Government, federal agency, and other sovereign obligations	53,474	52,319	1,155	—
Liabilities:
Business acquisition liabilities	106,367	—	—	106,367

(In thousands)	Balance at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$311,708	$287,574	$24,134	$—
Municipal bonds	9,556	—	9,556	—
Corporate debt securities	37,427	—	37,427	—
Commercial paper	15,627	—	15,627
Asset-backed securities	19,178	—	19,178	—
Government, federal agency, and other sovereign obligations	21,118	17,046	4,072	—
Liabilities:
Business acquisition liabilities	101,508	—	—	101,508

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
The following are the significant unobservable inputs used in the two valuation techniques described above:

Unobservable input	Range			Weighted Average*
Revenue risk premium	1.6%	-	5.4%	2.5%
Revenue volatility	14.0%	-	15.8%	14.8%
Discount rate	4.9%	-	8.5%	5.3%
Projected year of payment	2026	-	2035
* The weighted average rates were calculated based on the relative fair value of each business acquisition liability.
The change in the carrying value of the business acquisition liabilities during the three and nine months ended September 30, 2026 and 2025, respectively, included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$105,389	$104,972	$101,508	$123,235
Purchase price contingent consideration	6,462	—	10,371	—
Changes resulting from foreign currency fluctuations	—	—	—	(252)
Contingent cash payments	(4,066)	(4,037)	(20,382)	(27,665)
Contingent RSU grants	(1,429)	(1,091)	(2,113)	(1,768)
Changes in fair value of business acquisition liabilities	172	(2,721)	16,231	2,668
Contractual payable reclassification	(161)	24	752	929
Ending balance	$106,367	$97,147	$106,367	$97,147
Changes in the fair value of business acquisition liabilities were driven by changes in market conditions and the achievement of certain performance conditions.
NOTE 7. INVENTORIES
Inventories included the following as of September 30, 2026 and December 31, 2025, respectively:

(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$191,700	$162,247
Work in process	72,569	64,462
Finished goods	559,875	532,568
Total inventories	$824,144	$759,277
During the three months ended September 30, 2026 and 2025, net adjustments to cost of sales related to excess and obsolete inventory were $4.9 million and $5.1 million, respectively. The net adjustments for the three months ended September 30, 2026 and 2025 reflect a combination of additional expense for excess and obsolete related provisions ($10.1 million and $9.7 million, respectively) offset by sales and disposals ($5.2 million and $4.7 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.
During the nine months ended September 30, 2026 and 2025, net adjustments to cost of sales related to excess and obsolete inventory were $14.7 million and $16.0 million, respectively. The net adjustments for the nine months ended September 30, 2026 and 2025 reflect a combination of additional expense for excess and obsolete related provisions ($31.0 million and $29.3 million, respectively) offset by sales and disposals ($16.4 million and $13.4 million, respectively) of inventory for which an excess and obsolete provision was previously recorded.
NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment included the following as of September 30, 2026 and December 31, 2025, respectively:

(In thousands)	Useful Life	September 30,	December 31,
	(in years)	2026	2025
Land	—	$10,818	$10,849
Buildings and improvements	31.5	127,775	127,573
Equipment	5-15	272,417	258,475
Instruments, modules, and cases	5	849,154	813,488
Other property and equipment	3-5	81,466	59,067
		1,341,630	1,269,452
Less: accumulated depreciation and amortization		(808,870)	(705,000)
Total		$532,760	$564,452
Instruments are hand-held devices used by surgeons to install implants during surgery. Modules and cases are used to store and transport the instruments and implants.
Depreciation expense related to property and equipment was as follows during the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Depreciation	$41,359	$41,284	$122,479	$118,997
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the twelve months ended December 31, 2025 and the nine months ended September 30, 2026, respectively, included the following:

(In thousands)
December 31, 2024	$1,432,387
Foreign exchange	2,646
December 31, 2025	1,435,033
Additions and adjustments	19,547
Foreign exchange	(1,019)
September 30, 2026	$1,453,561

Intangible assets as of September 30, 2026 included the following:

		September 30, 2026
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$368,035	$(139,840)	$228,195
Developed technology	7.9	733,016	(311,277)	421,739
Patents	14.1	15,999	(7,103)	8,896
Trade names	15.3	10,035	(1,397)	8,638
Total intangible assets		$1,127,085	$(459,617)	$667,468
Intangible assets as of December 31, 2025 included the following:

		December 31, 2025
(In thousands)	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer relationships & other intangibles	10.5	$367,184	$(116,701)	$250,483
Developed technology	7.9	725,237	(248,098)	477,139
Patents	14.1	14,744	(6,410)	8,334
Trade names	15.3	10,034	(926)	9,108
Total intangible assets		$1,117,199	$(372,135)	$745,064
The following table summarizes amortization of intangible assets for future periods as of September 30, 2026:

(In thousands)	Annual Amortization
2026	$29,574
2027	116,803
2028	113,653
2029	113,333
Thereafter	294,105
Total	$667,468
NOTE 10. ACCRUED EXPENSES
Accrued expenses as of September 30, 2026 and December 31, 2025, respectively, included the following:

(In thousands)	September 30, 2026	December 31, 2025
Compensation and other employee-related costs	$156,937	$167,105
Legal and other settlements and expenses	56,647	51,875
Accrued non-income taxes	27,122	29,240
Royalties	13,266	11,632
Rebates	48,927	47,503
Other	23,959	26,231
Total accrued expenses	$326,858	$333,586

NOTE 11. DEBT
Line of Credit
In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) an unlimited amount, so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement. Revolving loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate (each as defined in the September 2023 Credit Agreement). We may also request Swingline Loans at either the Base Rate or the Daily Term SOFR Rate (each as defined in the September 2023 Credit Agreement). The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of September 30, 2026, we had no outstanding borrowings under the September 2023 Credit Agreement and we were in compliance with all covenants.
0.375% Senior Convertible Notes due 2025
As previously disclosed on September 1, 2023, the Company entered into the merger agreement (the “NuVasive Merger Agreement”) with NuVasive, Inc. (“NuVasive”) and Zebra Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the NuVasive Merger Agreement, Merger Sub merged with and into NuVasive (the “NuVasive Merger”), with NuVasive surviving as a wholly owned subsidiary of the Company. In connection with the closing of the NuVasive Merger, the Company, NuVasive and Wilmington Trust National Association, as trustee (the “Trustee”), entered into a supplemental indenture (the “First Supplemental Indenture”) to the Indenture, dated March 2, 2020 (the “Base Indenture”), by and between NuVasive and the Trustee, relating to NuVasive’s $450.0 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). On March 15, 2025, the $450.0 million in remaining aggregate principal amount of the 2025 Notes was paid off, net of an immaterial number of converted units that were settled in cash. There were no 2025 Notes outstanding as of September 30, 2026.
There was no interest expense recognized on the 2025 Notes for the three months ended September 30, 2026 and 2025. There was no interest expense and $6.9 million of interest expense recognized on the 2025 Notes for the nine months ended September 30, 2026 and 2025, respectively.
NOTE 12. EQUITY
Share Repurchases
On May 15, 2025, our Board of Directors (the “Board”) approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million of the Company’s Class A Common Stock (“Class A Common”). Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
During the three and nine months ended September 30, 2026, the Company repurchased 1.9 million and 3.5 million shares for a total of $142.9 million and $279.0 million, at an average price of $74.61 and $78.46 per share, respectively, under this repurchase program. As of September 30, 2026, the Company had a remaining authorization to repurchase a total of $111.0 million of the Company’s Class A Common. On November 2, 2026, the Board authorized the Company to repurchase an additional $500.0 million of shares of its Class A Common under the repurchase program. For additional information, see Note 19. Subsequent Events.
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

The holders of Class A Common are entitled to one vote for each share of Class A Common held. The holders of Class B Common are entitled to 10 votes for each share of Class B Common held. Each share of our Class B Common is convertible at any time at the option of the holder into one share of our Class A Common. In addition, each share of our Class B Common will convert automatically into one share of our Class A Common upon any transfer, whether or not for value, except for permitted transfers. For more details relating to the conversion of our Class B Common, please see “Description of Securities of the Registrant” filed as Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on February 24, 2026. The holders of Class A Common and Class B Common vote together as one class of common stock. Except for voting and conversion rights, the Class A Common and Class B Common have the same rights and privileges.
Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in each component of accumulated other comprehensive income/(loss), including current period other comprehensive income/(loss) and reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2026 and 2025, respectively:

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2025	$131	$15,215	$15,346
Other comprehensive income/(loss) before reclassifications	(4,452)	(225)	(4,677)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	667	—	667
Other comprehensive income/(loss), net of tax	(3,785)	(225)	(4,010)
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2026	$(3,654)	$14,990	$11,336

(In thousands)	Unrealized loss on marketable securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss), net of tax, at December 31, 2024	$(317)	$(6,544)	$(6,861)
Other comprehensive income/(loss) before reclassifications	442	17,441	17,883
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	(95)	—	(95)
Other comprehensive income/(loss), net of tax	347	17,441	17,788
Accumulated other comprehensive income/(loss), net of tax, at September 30, 2025	$30	$10,897	$10,927
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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income/(loss) for basic	$141,171	$118,966	$417,042	$397,274
Denominator for basic and diluted net income per share:
Weighted average shares outstanding for basic	134,150	134,502	134,853	135,484
Dilutive stock options, RSUs, and PRSUs	1,868	892	2,341	1,735
Weighted average shares outstanding for diluted	136,017	135,394	137,195	137,219
Earnings per share:
Basic	$1.05	$0.88	$3.09	$2.93
Diluted	$1.04	$0.88	$3.04	$2.90

Anti-dilutive stock options and RSUs excluded from the calculation	3,802	8,483	3,456	6,112
Anti-dilutive warrants excluded from the calculation	—	181	—	181
Total	$3,802	$8,664	$3,456	$6,293
NOTE 13. STOCK-BASED AWARDS
We have four stock plans: our 2012 Equity Incentive Plan (the “2012 Plan”), our 2021 Equity Incentive Plan (as amended to date, the “2021 Plan”), the NuVasive 2014 Equity Incentive Plan (the “NuVasive 2014 Plan”), and the Ellipse Technologies 2015 Incentive Award Plan (the “Ellipse 2015 Plan” and, together with the 2012 Plan, the 2021 Plan, and the NuVasive 2014 Plan, the “Plans”). The 2021 Plan is the only plan pursuant to which new awards may be granted.
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
The 2021 Plan was approved by our Board in March 2021, and by our stockholders in June 2021. The purpose of the 2021 Plan is to provide incentives to employees, directors, and consultants of Globus. The 2021 Plan is administered by the Board or its delegates. Under the 2021 Plan, as amended to date, the aggregate number of shares of Class A Common that are able to be issued subject to options and other awards is equal to the sum of (i) 12,000,000 shares, (ii) any shares available for issuance under the 2012 Plan as of June 3, 2021 and (iii) any shares underlying awards outstanding under the 2012 Plan or 2021 Plan as of June 3, 2021 that, on or after that date, are forfeited, terminated, expired or lapse for any reason, or are settled for cash without delivery of shares. The number of shares that may be issued or transferred pursuant to incentive stock options under the 2021 Plan is limited to 12,000,000 shares. The shares of Class A Common covered by the 2021 Plan include authorized but unissued shares, treasury shares or shares of Class A Common purchased on the open market. The number, type of awards, exercise price, and vesting terms are determined by the Board or its delegates in accordance with the terms of the 2021 Plan. The options granted expire on a date specified by the Board, which generally is ten years from the grant date. Options granted to employees generally vest in varying installments over a four-year period.
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
As of September 30, 2026, pursuant to the 2021 Plan, the NuVasive 2014 Plan and the Ellipse 2015 Plan, there were 14,008,200 shares, 0 shares and 2,868 shares, respectively, of Class A Common reserved for issuance and 4,573,307 shares, 0 shares and 0 shares, respectively, of Class A Common available for future grants. The NuVasive 2014 Plan terminated as to new awards pursuant to its terms in the second quarter of 2024. In accordance with its terms, the Ellipse 2015 Plan terminated as to new awards pursuant to its terms in the fourth quarter of 2025.

Stock Options
Stock option activity during the nine months ended September 30, 2026 is summarized as follows:

	Option Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2025	10,579	$61.11
Granted	1,631	92.60
Exercised	(1,032)	51.16
Forfeited	(545)	74.24
Outstanding at September 30, 2026	10,633	66.23	6.3	$141,066
Exercisable at September 30, 2026	6,589	59.20	5.0	113,856
Expected to vest at September 30, 2026	4,044	$77.69	8.5	$27,210
The total intrinsic value of stock options exercised was $8.5 million and $2.2 million during the three months ended September 30, 2026 and 2025, respectively. The total intrinsic value of stock options exercised was $38.9 million and $15.7 million during the nine months ended September 30, 2026 and 2025, respectively.
The fair value of the options was estimated on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2026			2025
Risk-free interest rate	3.72%	-	4.78%	3.61%	-	4.52%
Expected term (years)	5.0	-	5.5	4.9	-	9.9
Expected volatility	37.0%	-	39.0%	34.0%	-	37.0%
Expected dividend yield	—%			—%
The weighted average grant date fair value of stock options granted during the three months ended September 30, 2026 and 2025 was $31.68 and $23.17 per share, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $36.12 and $33.00 per share, respectively.
Restricted Stock Units
RSU activity during the nine months ended September 30, 2026 is summarized as follows:

	Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2025	303	$59.56
Granted	26	79.83
Vested	(162)	56.33
Forfeited	(1)	54.10
Outstanding at September 30, 2026	166	$65.99	2.7

Performance-Based Restricted Stock Units
PRSU activity during the nine months ended September 30, 2026 is summarized as follows:

	Performance-Based Restricted Stock Units (thousands)	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)
Outstanding at December 31, 2025	12	$62.15
Granted	—	—
Vested	(8)	54.20
Forfeited	(1)	54.10
Outstanding at September 30, 2026	3	$87.18	1.3
Stock-Based Compensation
Compensation expense related to stock options granted to employees and non-employees under the Plans during the three and nine months ended September 30, 2026 and 2025, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Stock-based compensation expense	$11,743	$11,538	$37,743	$38,361
Stock-based compensation expense classified into Acquisition-Related Costs	—	—	—	27,192
Net stock-based compensation capitalized into inventory	54	(30)	265	(375)
Total stock-based compensation cost	$11,797	$11,508	$38,008	$65,178
As of September 30, 2026, there was $103.4 million of unrecognized compensation expense related to unvested employee stock options, RSUs, and PRSUs that vest over a weighted average period of 2.5 years.
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
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law in 2025 and, among other things, modifies the international tax regime and extends or makes permanent various provisions from the Tax Cuts and Jobs Act of 2017, including bonus depreciation and research and development expensing. The provisions of the OBBBA for accelerated depreciation and research and development expenses reduce our cash income tax expense for 2025 and 2026, and the modifications to the international tax provisions of the OBBBA reduce our tax rate for 2026.
The following table provides a summary of our effective income tax rate for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective income tax rate	23.0%	17.4%	21.3%	8.8%
For the three and nine months ended September 30, 2026, the increase in the effective tax rate was predominately due to a one-time tax benefit in the prior period related to state valuation allowance release and impact of the non-taxable bargain purchase gain, which did not take place during 2026.

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
The 2024 Synergy Plan
Totals include stock-based compensation expense, classified in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The following table provides a summary of the recognized pre-tax costs for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Research and Development	$—	$—	$—	$307
Selling, General and Administrative	—	9	3	216
Restructuring Costs	458	(330)	3,953	2,728
Total restructuring and other costs	$458	$(321)	$3,956	$3,251
The following table provides a summary of activity related to the restructuring program for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning Balance	$419	$2,534	$61	$2,747
Net Charges	458	(321)	3,956	3,251
Cash Payments	(615)	(1,526)	(3,752)	(4,797)
Settled non-cash (a)	—	(9)	(3)	(523)
Ending Balance	$262	$678	$262	$678
(a)Represents share-based compensation settled without cash payments.
The 2025 Strategic Integration Plan
There was no stock-based compensation expense included below. The following table provides a summary of the recognized pre-tax costs for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Restructuring Costs	$(500)	$688	$3,173	$11,177

The following table provides a summary of activity related to the restructuring program for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning Balance	$1,115	$10,501	$581	$—
Net charges	(500)	688	3,173	11,177
Cash Payments	6	(9,040)	(3,127)	(9,040)
Foreign currency impact	(4)	(18)	(11)	(6)
Ending Balance	$617	$2,131	$617	$2,131
NOTE 16. LEASES
The Company leases certain equipment, vehicles, office and storage facilities via various operating and financing lease agreements. Our leases have initial lease terms ranging from one year to seventeen years. Certain lease agreements require the Company to pay taxes, insurance, and maintenance, and provide options to extend the term beyond the initial lease termination date. We use judgment to determine whether it is reasonably possible that we will extend the lease beyond the initial term and the length of the possible extension. Leases that have terms of less than 12 months are treated as short-term and we do not recognize right-of-use assets or lease liabilities for such leases. We generally estimate discount rates using our incremental borrowing rate, and based on other information available, at commencement date of a lease when determining the present value of future payments, as most of our leases do not provide an implicit rate.
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
Amounts reported in the condensed consolidated balance sheet were as follows as of September 30, 2026 and December 31, 2025, respectively:

	September 30,	December 31,
(In thousands)	2026	2025
Asset:
Operating lease right-of-use asset	$56,768	$63,786
Finance lease right-of-use asset	611	718
Total leased assets	$57,379	$64,504

Liabilities:
Current:
Operating lease liability	14,176	14,738
Finance lease liability	308	348
Long-term:
Operating lease liability	93,378	103,918
Finance lease liability	326	436
Total lease liabilities	$108,188	$119,440

The table below summarizes the Company’s lease costs arising from the operating and financing lease obligations for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Lease expense:
Operating lease expense	$6,414	$6,922	$18,821	$15,232
Finance lease expense
Depreciation of right-of-use asset	89	79	267	190
Interest expense on lease liabilities	10	9	33	21
Total lease expense	$6,513	$7,010	$19,121	$15,443
Future minimum lease payments under non-cancellable leases as of September 30, 2026, are as follows:

(In thousands)	Finance Leases	Operating Leases
2026	$95	$5,664
2027	301	20,882
2028	185	18,583
2029	70	18,275
2030	29	17,978
Thereafter	—	57,982
Total minimum lease payments	$680	$139,364
Less: amount representing interest	(46)	(31,810)
Present value of obligations under leases	634	107,554
Less: current portion	(308)	(14,176)
Long-term lease obligations	$326	$93,378
The table below summarizes the Company’s supplemental cash flow information and assumptions used for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
(In thousands, except weighted average lease term and discount rate)	2026	2025
Other supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$17,332	$14,619
Operating cash flows for finance leases	36	52
Financing cash flows for finance leases	254	156
Total cash paid for amounts included in the measurement of lease liabilities	$17,621	$14,826

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,360	$16,604
Financing leases	$111	$81
Weighted-average remaining lease term
Operating leases	7.0	7.0
Financing leases	2.3	2.9
Weighted-average discount rate
Operating leases	7.1%	6.9%
Financing leases	5.7%	5.8%

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
Moskowitz Family LLC Litigation
On November 20, 2019, Moskowitz Family LLC (“Moskowitz”) filed suit against us in the U.S. District Court for the Western District of Texas for patent infringement. Moskowitz, a non-practicing entity, alleged that Globus willfully infringed one or more claims of six patents by making, using, offering for sale or selling the COALITION MIS®, CORBEL®, MAGNIFY®-S, HEDRON IATM, INDEPENDENCE MIS®, INDEPENDENCE MIS AGX®, FORTIFY® and XPAND® families, SABLE®, RISE®, RISE® INTRALIF, RISE®-L, ELSA®, ELSA® ATP, ALTERA®, ARIEL®, CALIBER® and CALIBER®-L products. Moskowitz sought monetary damages and injunctive relief. On July 2, 2020, this suit was transferred from the U.S. District Court for the Western District of Texas to the U.S. District Court for the Eastern District of Pennsylvania. On December 14, 2023, a jury returned a defense verdict in favor of Globus. On September 30, 2024, Moskowitz filed an appeal of the verdict. On September 11, 2026, the appeals court affirmed the defense verdict in favor of Globus, and the litigation has concluded.
Pimenta Litigation
On April 2, 2018, Dr. Luiz Pimenta filed suit against NuVasive in the Superior Court of California, County of San Diego (the “Court”) for breach of contract alleging NuVasive improperly terminated the Clinical Advisor Agreement (the “Agreement”) between the parties (the “Pimenta Litigation”). Dr. Pimenta sought monetary damages totaling $97 million, later reduced to $82 million, in the form of unpaid royalties relating to a number of NuVasive products. On September 13, 2022, NuVasive filed cross claims against Dr. Pimenta for breach of contract alleging that Dr. Pimenta improperly provided inventions to Alphatec Holdings, Inc., a competitor of NuVasive, without granting NuVasive the right of first negotiation under the Agreement. NuVasive sought monetary damages in the form of lost profits related to the undisclosed inventions. On November 4, 2025, a jury returned a verdict that included $28.7 million in damages against NuVasive on which statutory interest and costs will apply. The jury did not award damages on the cross claims. On January 28, 2026, the Court ruled on the post-trial motions and interest costs associated with the damages. The Company intends to vigorously defend against these claims and has filed an appeal. As of September 30, 2026, we had a liability recorded of $46.4 million, which included our accrual for interest and costs based on the Court’s order, in our accrued expenses. The provision for litigation charges are within our selling, general, and administrative expense financial statement line. As of September 30, 2026, the Company deposited $46.4 million into an escrow account pending the outcome of the appeal. The restricted cash is included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheet.
4WEB LLC Litigation
On April 25, 2023, 4WEB LLC (“4WEB”) filed suit against NuVasive in the U.S. District Court for the Eastern District of Texas alleging patent infringement. 4WEB alleges that NuVasive willfully infringes one or more claims of eleven patents by making, using, offering for sale, or selling the Modulus® line of products. 4WEB seeks monetary damages and injunctive relief. On May 2, 2024, this suit was transferred from the U.S. District Court for the Eastern District of Texas to the U.S. District Court for the Southern District of California. The litigation is currently ongoing, and the outcome of this litigation cannot be determined, nor can we estimate a range of potential loss; therefore, we have not recorded a liability, outside of counsel fees, related to this litigation as of September 30, 2026.
NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Keith W. Pfeil, Chief Executive Officer, is identified as the CODM who determines resource allocation, investing activities, and performance assessment as of September 30, 2026. The CODM uses revenue, gross profit and operating income to assess the financial performance of the segments and make key operating decisions. Our CODM does not evaluate operating segments using asset or liability information.

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
The following table represents total segment revenue, significant segments expenses and other expenses for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$763,719	$769,048	$2,313,185	$2,112,511

Cost of sales and operating expenses:
Cost of sales	(202,504)	(215,495)	(615,998)	(595,033)
Amortization of inventory fair value step-up (a)	—	(6,957)	—	(12,973)
Depreciation related to cost of sales	(30,413)	(30,080)	(92,424)	(88,689)
Research and development, employee-related cost	(26,288)	(27,034)	(79,751)	(82,567)
Research and development other (b)	(8,241)	(11,033)	(27,609)	(28,516)
Selling, general and administrative, employee-related cost	(219,570)	(222,334)	(664,827)	(648,687)
Selling, general and administrative other (c)	(54,340)	(55,532)	(168,137)	(160,413)
Provision for litigation	(3,665)	(28,260)	(3,861)	(24,353)
Acquisition-related costs	(720)	2,713	(18,177)	(31,500)
Amortization of intangibles	(29,574)	(29,843)	(88,660)	(88,834)
Other segment expenses (d)	(11,835)	(6,293)	(40,934)	(37,448)

Operating income/(loss)	176,569	138,900	512,807	313,498

Interest income/(expense), net	8,413	1,455	20,921	3,829
Foreign currency transactional gain/(loss)	(1,714)	(161)	(4,687)	4,147
Bargain purchase gain	—	3,800	1,118	114,361

Income/(loss) before income taxes	$183,268	$143,994	$530,159	$435,835
(a)Amounts primarily related to inventory step up associated with the Nevro Merger.
(b)Amounts include IPR&D and other non-employee related costs.
(c)Amounts include non-employee related costs including taxes and fees.
(d)Amounts primarily include restructuring expenses and credit losses.
The following table represents total net sales by geographic area, based on the location of the customer for the three and nine months ended September 30, 2026 and 2025, respectively:

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
United States	$620,980	$617,633	$1,844,973	$1,702,274
International	142,739	151,415	468,212	410,237
Total	$763,719	$769,048	$2,313,185	$2,112,511

NOTE 19. SUBSEQUENT EVENTS
On November 2, 2026, (the “Repurchase Program Increase Date”), the Board authorized the Company to repurchase an additional $500.0 million of its Class A Common under our existing share repurchase program (the “Repurchase Program Increase”). Following the Repurchase Program Increase, approximately $611.0 million remained available for future share repurchases under the Company’s repurchase program as of the Repurchase Program Increase Date. The timing and actual number of shares repurchased under the repurchase program will be determined by management at its discretion and will depend on a variety of factors, including market price of the shares, general business and market conditions, applicable legal requirements, and alternative investment opportunities. Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 24, 2026. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses the three and nine months ended September 30, 2026 and 2025 and provides comparisons between the periods. A discussion of our Results of Operations for the three and nine months ended September 30, 2025, can be found in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations; Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed with the SEC on November 6, 2025.
Overview
Globus Medical, Inc. (together, where applicable, with its consolidated subsidiaries, the “Company,” “Globus,” “we,” “us” or “our”), headquartered in Audubon, Pennsylvania, is a medical device company that develops and commercializes healthcare solutions whose mission is to improve the quality of life of patients with musculoskeletal disorders. Founded in 2003, Globus is committed to medical device innovation and delivering exceptional service to hospitals, ambulatory surgery centers and physicians to advance patient care and improve efficiency. Since inception, Globus has listened to the voice of the surgeon to develop practical solutions and products to help surgeons effectively treat patients and improve lives.
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
During the nine months ended September 30, 2026, international net sales accounted for approximately 20.2% of our total net sales. We have sold our products and services in approximately 60 countries other than the U.S. through a combination of sales representatives employed by us and exclusive international distributors. We believe there are significant opportunities for us to increase our presence in both existing and new international markets through the continued expansion of our direct and distributor sales forces and through the commercialization of additional products.
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
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. There have been no material changes to the critical accounting policies and estimates as previously disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.
Results of Operations
We manage our business globally within two operating segments, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance. We have concluded that these operating segments are aggregated into one reportable segment, based on the aggregation criteria.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net Sales
The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
U.S.	$620,980	$617,633	$3,347	0.5%
International	142,739	151,415	(8,676)	(5.7%)
Total net sales	$763,719	$769,048	$(5,329)	(0.7%)
In the U.S., net sales increased by $3.3 million, or 0.5%, for the three months ended September 30, 2026. From a product standpoint, the increase was primarily driven by an increase in Enabling Technologies sales of $6.9 million as compared to the same period in the prior-year, primarily driven by increased unit deployment of 52%. The U.S. net sales increase was partially offset by a decrease in Musculoskeletal Solutions sales of $3.6 million, which was primarily driven by a decrease of $22.1 million in spinal cord stimulation product sales due to declines in U.S. trial volumes. The Musculoskeletal Solutions sales decrease was partially offset by an increase driven by higher volumes in spine implantable device sales of $8.1 million, trauma sales of $5.5 million and neuromonitoring sales of $5.0 million.
International net sales decreased by $8.7 million, or 5.7%, for the three months ended September 30, 2026. From a product standpoint, the decrease was primarily driven by a decrease in Musculoskeletal Solutions sales of $8.6 million, which was caused by lower volumes of spine implantable device sales and spinal cord stimulation product sales resulting in decreases of $5.2 million and $3.4 million, respectively. From a geographic standpoint, international net sales in the Europe and Middle East region decreased by $4.8 million, sales in the Latin American region decreased by $2.5 million and sales in the Asia Pacific region decreased by $1.4 million. Foreign currency exchange rates on international net sales had a favorable impact of $1.1 million for the three months ended September 30, 2026.
Cost of Sales

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Cost of sales (exclusive of amortization of intangibles)	$232,917	$252,533	$(19,616)	(7.8%)
Percentage of net sales	30.5%	32.8%
The $19.6 million, or 7.8%, decrease in cost of sales for the three months ended September 30, 2026 was primarily driven by the Nevro Merger amortization of inventory step up of $7.0 million in the prior-year period, with no comparable event in the current-year period. Additionally, there was a decrease in product costs of $11.6 million due to manufacturing cost-cutting initiatives. This was partially offset by an increase in freight costs of $1.5 million.
Research and Development Expenses

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Research and development	$34,529	$38,067	$(3,538)	(9.3%)
Percentage of net sales	4.5%	4.9%
The $3.5 million, or 9.3%, decrease in research and development expenses was driven by decreases of $1.3 million in cost of materials, $1.0 million in consulting and outside services, and $0.7 million in employee-related expenses.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Selling, general and administrative	$288,471	$313,597	$(25,126)	(8.0%)
Percentage of net sales	37.8%	40.8%
The decrease of $25.1 million, or 8.0%, in selling, general and administrative expenses was primarily driven by a decrease of $24.6 million in provision for litigation.

Amortization of Intangibles

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Amortization of intangibles	$29,574	$29,843	$(269)	(0.9%)
Percentage of net sales	3.9%	3.9%
Amortization of intangibles decreased by $0.3 million, or 0.9%, primarily driven by the finalization of amortization of intangible assets as compared to the three months ended September 30, 2025.
Acquisition-Related Costs

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Acquisition-related costs	$720	$(2,713)	$3,433	126.5%
Percentage of net sales	0.1%	(0.4%)
Acquisition-related costs increased by $3.4 million, or 126.5%, primarily driven by the change in the fair value of business acquisition liabilities. For the three months ended September 30, 2026, acquisition-related costs included $0.2 million of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in market conditions and the achievement of certain performance conditions, compared to a benefit of $2.7 million recorded for the three-month period ended September 30, 2025.
Restructuring Costs

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Restructuring costs	$(43)	$358	$(401)	(111.9%)
Percentage of net sales	—%	—%
The decrease in restructuring costs of $0.4 million, or 111.9% was primarily due to lower employee termination benefit expenses related to the 2024 Synergy Plan and the 2025 Strategic Integration Plan in the current-year period. Refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 15. Restructuring and Other Costs” for further information regarding the 2024 Synergy Plan and the 2025 Strategic Integration Plan.
Bargain Purchase Gain

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Bargain purchase gain	$—	$3,800	$(3,800)	(100.0%)
Percentage of net sales	—%	0.5%
The $3.8 million decrease was due to the bargain purchase gain related to the Nevro Merger as of September 30, 2025, with no comparable event in the current period.
Other Income/(Expense), Net

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Other income/(expense), net	$5,717	$2,831	$2,886	101.9%
Percentage of net sales	0.7%	0.4%
Other income/(expense) increased by $2.9 million, or 101.9%, primarily due to a $6.4 million increase in interest income driven by higher average investment balances and increased market rates. This was partially offset by an increase in foreign currency loss of $2.0 million.

Income Tax Provision/(Benefit)

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Income tax provision/(benefit)	$42,097	$25,028	$17,069	68.2%
Effective income tax rate	23.0%	17.4%
For the three months ended September 30, 2026, the increase in the effective tax rate was predominantly due to a one-time tax benefit in the prior period related to state valuation allowance release and the impact of the non-taxable bargain purchase gain.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Net Sales
The following table sets forth, for the periods indicated, our net sales by geography expressed as dollar amounts and the changes in net sales between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
U.S.	$1,844,973	$1,702,274	$142,699	8.4%
International	468,212	410,237	57,975	14.1%
Total net sales	$2,313,185	$2,112,511	$200,674	9.5%
In the U.S., net sales increased by $142.7 million, or 8.4%, for the nine months ended September 30, 2026. From a product standpoint, the increase was primarily driven by an increase in Musculoskeletal Solutions sales of $148.0 million, which was driven by increased spine implantable devices sales of $79.1 million, primarily driven by higher volume, higher spinal cord stimulation product sales from the Nevro Merger of $30.0 million, and higher volumes in neuromonitoring sales of $25.5 million and trauma sales of $13.4 million. Domestic Enabling Technologies sales unit deployment increased 5%, however sales decreased $5.3 million primarily driven by higher mix of sales model types that recognize revenue over longer periods of time.
International net sales increased by $58.0 million, or 14.1%, for the nine months ended September 30, 2026. From a product standpoint, the increase was primarily driven by an increase in Musculoskeletal Solutions sales of $50.3 million, primarily driven by $29.7 million in spine implantable devices, spinal cord stimulation sales from the Nevro Merger of $13.5 million and trauma sales of $7.0 million. The increase in spine implantable devices sales and trauma sales are driven by higher volume, while spinal cord stimulation sales were due to the Nevro Merger occurring early in the second quarter of 2025. Enabling Technologies sales increased by $7.7 million as compared to the nine-month period ended September 30, 2025, primarily driven by increased unit deployment of 180%. From a geographic standpoint, international net sales in the Europe and Middle East region increased by $42.0 million, sales in the Latin American region increased by $11.4 million and sales in the Asia Pacific region increased by $4.6 million. Foreign currency exchange rates on international net sales had an unfavorable impact of $10.4 million for the nine months ended September 30, 2026.
Cost of Sales

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Cost of sales (exclusive of amortization of intangibles)	$708,422	$696,695	$11,727	1.7%
Percentage of net sales	30.6%	33.0%
The $11.7 million, or 1.7%, increase in cost of sales for the nine months ended September 30, 2026 was primarily driven by an increase in freight cost of $9.1 million, and an increase in product cost of $7.4 million driven primarily by higher volume, and was partially offset by cost-cutting initiatives. Additionally, there was an increase in depreciation of $3.6 million. These increases were partially offset by a decrease in the cost of sales from Nevro products of $7.6 million.

Research and Development Expenses

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Research and development	$107,360	$111,083	$(3,723)	(3.4%)
Percentage of net sales	4.6%	5.3%
The $3.7 million, or 3.4%, decrease in research and development expenses was driven by decreases of $2.8 million in employee-related expenses and $1.2 million in consulting and outside services.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Selling, general and administrative	$873,069	$860,018	$13,051	1.5%
Percentage of net sales	37.7%	40.7%
The increase of $13.1 million, or 1.5%, in selling, general and administrative expenses was primarily driven by an increase of $15.4 million for Nevro expenses, as well as a $17.4 million increase in employee-related expenses and a $4.0 million increase in meeting expenses. These increases were partially offset by a decrease of $20.5 million in provision for litigation and a decrease of $3.7 million in taxes and fees.
Amortization of Intangibles

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Amortization of intangibles	$88,660	$88,834	$(174)	(0.2%)
Percentage of net sales	3.8%	4.2%
Amortization of intangibles decreased by $0.2 million, or 0.2%, primarily driven by the finalization of amortization of intangible assets as compared to the nine months ended September 30, 2025. This decrease was partially offset by amortization of newly-acquired intangibles.
Acquisition-Related Costs

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Acquisition-related costs	$18,177	$31,500	$(13,323)	(42.3%)
Percentage of net sales	0.8%	1.5%
Acquisition-related costs decreased by $13.3 million, or 42.3%, primarily driven by the $26.1 million in expenses related to the Nevro Merger that were incurred during the nine months ended September 30, 2025, with no comparable event in the current period. This decrease was partially offset by the change in the fair value of business acquisition liabilities. For the nine months ended September 30, 2026, acquisition-related costs included $16.2 million of charges recorded from changes in the fair value of business acquisition liabilities driven by changes in market conditions and the achievement of certain performance conditions, compared to the $2.7 million recorded for the nine-month period ended September 30, 2025.
Restructuring Costs

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Restructuring costs	$7,126	$13,905	$(6,779)	(48.8%)
Percentage of net sales	0.3%	0.7%

The $6.8 million, or 48.8%, decrease in restructuring costs was primarily due to lower employee termination benefit expenses related to the 2024 Synergy Plan and the 2025 Strategic Integration Plan during the current-year period. Refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 15. Restructuring and Other Costs” for further information regarding the 2024 Synergy Plan and the 2025 Strategic Integration Plan.
Bargain Purchase Gain

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Bargain purchase gain	$1,118	$114,361	$(113,243)	(99.0%)
Percentage of net sales	—%	5.4%
The $113.2 million decrease was due to the bargain purchase gain related to the Nevro Merger as of September 30, 2025 compared to the $1.1 million measurement period adjustments from the Nevro Merger booked as of the nine months ended September 30, 2026.
Other Income/(Expense), Net

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Other income/(expense), net	$18,670	$10,998	$7,672	69.8%
Percentage of net sales	0.8%	0.5%
Other income/(expense) increased by $7.7 million, or 69.8%, primarily driven by a $9.3 million increase in interest income resulting from higher average investment balances and increased market rates. Additionally, there was a $7.8 million decrease in interest expense resulting from the repayment of the 2025 Notes (as defined in Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 11. Debt) in March 2025. This was offset by a foreign currency loss of $4.7 million in the current period compared to a $4.1 million gain in the same period of the prior year.

Income Tax Provision/(Benefit)

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	$	%
Income tax provision/(benefit)	$113,117	$38,561	$74,556	193.3%
Effective income tax rate	21.3%	8.8%
For the nine months ended September 30, 2026, the increase in the effective tax rate was predominantly due to a one-time tax benefit in the prior period related to state valuation allowance release and the impact of the non-taxable bargain purchase gain.
Liquidity and Capital Resources
Our principal source of liquidity is cash flow from operating activities, as well as our cash and cash equivalents and marketable securities, which we believe will provide sufficient funding for us to meet our liquidity requirements for the foreseeable future. Our principal liquidity requirements are to fund working capital, research and development, including clinical trials, capital expenditures primarily related to investment in surgical sets required to maintain and expand our business, contingent consideration obligations, and potential future business or intellectual property acquisitions. We expect to continue to make investments in surgical sets as we launch new products, increase the size of our U.S. sales force, and expand into international markets. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We may require additional liquidity as we continue to execute our business strategy. To the extent that we require new sources of liquidity, we may consider incurring debt, including borrowings under our existing credit facility or the issuance of convertible debt instruments, and/or raising additional funds through an equity offering. The sale of additional equity may result in dilution to our stockholders. There is no assurance that we will be able to secure such additional funding on terms acceptable to us, or at all.

Line of Credit
In September 2023, we entered into an unsecured credit agreement with U.S. Bank National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, Royal Bank of Canada, as documentation agent, U.S. Bank National Association and Citizens Bank, N.A., as joint lead arrangers and joint book runners, and the other lenders referred to therein (the “September 2023 Credit Agreement”), that provides a revolving credit facility permitting borrowings up to $400.0 million and has a termination date of September 27, 2028. We may request an increase in the revolving commitments in an aggregate amount not to exceed (i) $200 million or (ii) an unlimited amount, so long as the Leverage Ratio (as defined in the September 2023 Credit Agreement) is at least 0.25 to 1.00 less than the applicable Leverage Ratio then required under the September 2023 Credit Agreement. Revolving loans under the September 2023 Credit Agreement bear interest at either a base rate or the Term SOFR Rate (as defined in the September 2023 Credit Agreement) plus, in each case, an applicable margin, as determined in accordance with the provisions of the September 2023 Credit Agreement. The Applicable Margin ranges from 0.125% to 0.625% for the Base Rate and 1.125% to 1.625% for the Term SOFR Rate (each as defined in the September 2023 Credit Agreement). We may also request Swingline Loans at either the Base Rate or the Daily Term SOFR Rate (each as defined in the September 2023 Credit Agreement). The September 2023 Credit Agreement is guaranteed by certain direct or indirect wholly owned subsidiaries of the Company. The September 2023 Credit Agreement contains financial and other customary covenants, including a funded net indebtedness to adjusted EBITDA ratio. As of September 30, 2026, we had no outstanding borrowings under the September 2023 Credit Agreement and we were in compliance with all covenants.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,		2026-2025 Change
(In thousands)	2026	2025	$
Net cash provided by/(used in) operating activities	$677,332	$504,860	$172,472
Net cash provided by/(used in) investing activities	(467,625)	(243,565)	(224,060)
Net cash provided by/(used in) financing activities	(247,059)	(692,375)	445,316
Effect of foreign exchange rate changes on cash	(1,117)	18,411	(19,528)
Increase/(decrease) in cash, cash equivalents, and restricted cash	$(38,469)	$(412,669)	$374,200
Cash Provided by Operating Activities
The higher net cash provided by operating activities for the nine months ended September 30, 2026, was primarily the result of an increase in income before taxes of $94.3 million, favorable changes in income taxes paid of $29.3 million and changes in non-cash adjustments of $131.1 million. The change in non-cash adjustments was primarily due to the bargain purchase gain recognized during the nine months ended September 30, 2025. This increase was partially offset by unfavorable changes in accrued expenses and other liabilities of $40.8 million and inventory of $42.7 million.
Cash Used in Investing Activities
The higher net cash used in investing activities for the nine months ended September 30, 2026, was primarily due to an increase in purchases of marketable securities of $361.7 million and a decrease in sales and maturities of marketable securities of $107.4 million. This was partially offset by a decrease in cash used for the acquisition of businesses, net of cash acquired and purchases of intangible and other assets of $239.8 million.
Cash Used in Financing Activities
The lower net cash used in financing activities for the nine months ended September 30, 2026, was primarily due to the absence of senior convertible note repayments in 2026, as 2025 reflected the final payment of the 2025 Notes (as defined in Note 11. Debt). Additionally, a decrease in repurchases of the Company's Class A Common Stock (“Class A Common”) of $23.6 million, and an increase of $25.8 million in net proceeds from the exercise of stock options also contributed to the decrease in cash used in financing activities during the nine months ended September 30, 2026.
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

Recently Adopted and Recently Issued Accounting Pronouncements
For further details on recently issued and recently adopted accounting pronouncements, please refer to “Part I; Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited); Note 2. Summary of Significant Accounting Policies, (j) Recently Issued Accounting Pronouncements and (k) Recently Adopted Accounting Pronouncements” above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026, and there have been no significant changes to this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of September 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, we are subject to legal proceedings arising in the ordinary course of business. Consistent with Item 103 of Regulation S-K, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes that such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no environmental matters to disclose for the three months ended September 30, 2026.
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
We previously repurchased shares of our Class A Common pursuant to the publicly announced $200 million share repurchase program that was authorized by the Company’s Board of Directors (the “Board”) in March 2020 and subsequently increased by authorization of the Board by $200 million and $350 million in March 2022 and September 2023, respectively. On May 15, 2025, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $500 million of the Company’s Class A Common. On November 2, 2026, the Board authorized an additional $500 million to be purchased under this repurchase program. Repurchases may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
The following table provides the activity related to share repurchases for the third quarter of 2026.

(In thousands except for per share prices)
Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (a)
July 1, 2026 - July 31, 2026	53	74.80	53	$249,999
August 1, 2026 - August 31, 2026	—	—	—	$249,999
September 1, 2026 - September 30, 2026	1,863	74.60	1,863	$110,999
Total	1,916		1,916
(a)On May 15, 2025, the Board approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million of the Class A Common. The amount in this table reflect the authorization available during the third quarter of 2026 and exclude the $500.0 million increase approved in November 2026. For additional information, see Note 19. Subsequent Events.
(b)Inclusive of an immaterial amount of commission fees.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Except as set forth below, during the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
On August 31, 2026, Kyle R. Kline, Chief Financial Officer and Senior Vice President, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Kline’s Rule 10b5-1 trading plan has a term ending upon the earlier of (i) November 30, 2027 or (ii) the sale of all shares subject to the plan and provides for the sale of up to 25,493 shares of Class A Common pursuant to the terms of the plan.
Item 6. Exhibits
The following is a list of exhibits filed or furnished as part of this Quarterly Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

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

GLOBUS MEDICAL, INC.

Dated: November 5, 2026	/s/ KEITH W. PFEIL

Keith W. Pfeil
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Dated: November 5, 2026	/s/ KYLE R. KLINE

Kyle R. Kline
Chief Financial Officer
(Principal Financial Officer)
Senior Vice President